Form 10-K
period 2016-04-30
GMS Inc.
filed 2016-07-12
CIK 1600438

Use these links to rapidly review the document
FORM 10-K TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2016
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-37784

GMS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-2931287 (I.R.S. Employer Identification No.)
100 Crescent Centre Parkway, Suite 800 Tucker, Georgia (Address of principal executive offices)	30084 (Zip code)

(800) 392-4619
(Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class:	Name of each exchanged on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on May 26, 2016, based upon the closing price of $21.91 of the Registrant's common stock as reported on the New York Stock Exchange, was $424,016,000. The Registrant has elected to use May 26, 2016 as the calculation date, which was the initial trading date of the Registrant's common stock on the New York Stock Exchange, because on October 30, 2015 (the last business day of the Registrant's most recently completed second fiscal quarter), the Registrant was a privately held company.

         There were 40,942,905 shares of the registrant's common stock, par value $0.01 per share, outstanding as of June 30, 2016.

         DOCUMENTS INCORPORATED BY REFERENCE: None

FORM 10-K

BASIS OF PRESENTATION

        On April 1, 2014, GMS Inc., or the Successor, acquired, through its wholly-owned entities, GYP Holdings II Corp. and GYP Holdings III Corp., all of the capital stock of Gypsum Management and Supply, Inc., or the Predecessor. We refer to this acquisition as the "Acquisition."

        As a result of the Acquisition and resulting change in control and changes due to the impact of purchase accounting, we are required to present separately the operating results for the Predecessor periods ending on or prior to March 31, 2014 and the Successor periods beginning on or after April 1, 2014. Accordingly, unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to "the Company," "GMS," "we," "us," "our" and other similar terms mean (1) the Predecessor for periods ending on or prior to March 31, 2014 and (2) the Successor for periods beginning on or after April 1, 2014, in each case together with its consolidated subsidiaries.

        Our fiscal year ends on April 30 of each year. References in this Annual Report on Form 10-K to a fiscal year mean the year in which that fiscal year ends. References in this Annual Report on Form 10-K to "fiscal 2012" relate to the fiscal year ended April 30, 2012, references in this Annual Report on Form 10-K to "fiscal 2013" relate to the fiscal year ended April 30, 2013, references in this Annual Report on Form 10-K to "fiscal 2015" relate to the fiscal year ended April 30, 2015 and references in this Annual Report on Form 10-K to "fiscal 2016" relate to the fiscal year ended April 30, 2016. References in this Annual Report on Form 10-K to "full year 2014" represent the sum of the results of the eleven month period from May 1, 2013 to March 31, 2014 and the one month period from April 1, 2014 to April 30, 2014.

        The audited financial statements included in this Annual Report on Form 10-K include a black line division to indicate that the Predecessor and Successor reporting entities have applied different bases of accounting and are not comparable. Please note that our discussion of certain financial information for the full year ended April 30, 2014, specifically net sales and Adjusted EBITDA, includes data from the Predecessor and Successor periods on a combined basis for the full year 2014. The change in basis resulting from the Acquisition did not impact such financial information and, although this presentation of financial information on a combined basis does not comply with generally accepted accounting principles in the United States, or GAAP, we believe it provides a meaningful method of comparison to the other periods presented in this Annual Report on Form 10-K. The data is being presented for analytical purposes only. Combined operating results (1) have not been prepared on a pro forma basis as if the Acquisition occurred on the first day of the period, (2) may not reflect the actual results we would have achieved absent the Acquisition and (3) may not be predictive of future results of operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You can generally identify forward-looking statements by our use of forward-looking terminology such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "potential," "predict," "seek," or "should," or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and statements about our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this Annual Report on Form 10-K in Item 1A, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 1, "Business" are forward-looking statements.

        We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K in Item 1A, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of

Operations," and Item 1, "Business," may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

  •
  general economic and financial conditions;

  •
  our dependency upon the commercial and residential construction and residential repair and remodeling, or R&R, markets;

  •
  competition in our highly fragmented industry and the markets in which we operate;

  •
  the fluctuations in prices of the products we distribute;

  •
  the consolidation of our industry;

  •
  our inability to pursue strategic transactions and open new branches;

  •
  our inability to expand into new geographic markets;

  •
  product shortages and potential loss of relationships with key suppliers;

  •
  the seasonality of the commercial and residential construction markets;

  •
  the potential loss of any significant customers;

  •
  exposure to product liability and various other claims and litigation;

  •
  our inability to attract key employees;

  •
  rising health care costs;

  •
  the reduction of the quantity of products our customers purchase;

  •
  the credit risk from our customers;

  •
  our inability to renew leases for our facilities;

  •
  our inability to effectively manage our inventory as our sales volume increases or the prices of the products we distribute fluctuate;

  •
  our inability to engage in activities that may be in our best long-term interests because of restrictions in our debt agreements;

  •
  our current level of indebtedness and our potential to incur additional indebtedness;

  •
  our inability to obtain additional financing on acceptable terms, if at all;

  •
  our holding company structure;

  •
  an impairment of our goodwill;

  •
  the impact of federal, state and local regulations;

  •
  the cost of compliance with environmental, health and safety laws and other regulations;

  •
  significant increases in fuel costs or shortages in the supply of fuel;

  •
  a disruption or breach in our IT systems;

  •
  natural or man-made disruptions to our facilities;

  •
  AEA's control of us; and

  •
  other risks and uncertainties, including those listed in Item 1A, "Risk Factors."

        Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, they may not be predictive of results or developments in future periods.

        Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or the SEC, after the date of the filing of this Annual Report on Form 10-K.

 PART I

Item 1.    Business

History and Company Overview

        Founded in 1971, we are the leading North American distributor of wallboard and suspended ceilings systems, or ceilings. Our core customer is the interior contractor, who typically installs wallboard, ceilings and our other interior construction products in commercial and residential buildings. As a leading specialty distributor, we serve as a critical link between our suppliers and a highly fragmented customer base of over 20,000 contractors. Our operating model combines a national platform with a local go-to-market strategy through over 185 branches across the country. We believe this combination enables us to generate economies of scale while maintaining the high service levels, entrepreneurial culture and customer intimacy of a local business.

        On April 1, 2014, GMS Inc., or the Successor, acquired, through its wholly-owned entities, GYP Holdings II Corp. and GYP Holdings III Corp., all of the capital stock of Gypsum Management and Supply, Inc., or the Predecessor. We refer to this acquisition as the "Acquisition." Successor is a controlled company, within the meaning of the corporate governance standards of the New York Stock Exchange, by certain affiliates of AEA Investors LP, which we refer to as "AEA" or our "Sponsor," and certain of our other stockholders through a majority of the voting power of our outstanding common stock.

Initial Public Offering

        On June 1, 2016, we completed our initial public offering, or IPO, of 8,050,000 shares of common stock at a price of $21.00 per share, including 1,050,000 shares of common stock that were issued as a result of the exercise in full by the underwriters of an option to purchase additional shares to cover over-allotments. Our common stock began trading on the New York Stock Exchange, or the NYSE, on May 26, 2016 under the ticker symbol "GMS". After underwriting discounts and commissions but before expenses, we received net proceeds from the IPO of approximately $157.2 million. We used these proceeds together with cash on hand to repay $160.0 million principal amount, of our term loan debt outstanding under our senior secured second lien term loan facility, or the Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility.

Products

        We provide a comprehensive product offering of over 20,000 stock-keeping-units, or SKUs, of wallboard, ceilings and complementary interior construction products for interior contractors. By carrying a full line of wallboard and ceilings along with steel framing and ancillary products, we are able to serve as a one-stop-shop for our customers.

Wallboard

        Wallboard is one of the most widely used building products for interior and exterior walls and ceilings in residential and commercial structures due to its low cost, ease of installation and superior performance in providing comfort, fire resistance, thermal insulation, sound insulation, mold and moisture resistance, impact resistance, aesthetics and design elements. Wallboard is sold in panels of various dimensions, suited to various applications. In commercial and institutional construction projects, architectural specifications and building codes provide requirements related to the thickness of the panels and, in some cases, other characteristics, including fire resistance. In addition, there are wallboard products that provide some additional value in use. These include lighter weight panels, panels with additional sound insulation, and panels coated to provide mold and moisture resistance. In addition to the interior wallboard products described above, exterior sheathing is a water-resistant wallboard product designed for attachment to exterior side-wall framing as an underlayment for various exterior siding materials. These panels are manufactured with a treated, water-resistant core faced with water-repellent paper on both face and back surfaces and long edges.

        While highly visible and essential, wallboard typically comprises only 3% to 5% of a new home's total cost. Given its low price point relative to other materials, we believe that there is no economical substitute for wallboard in either residential or commercial applications. We believe wallboard demand is driven by a balanced mix of both residential and commercial new construction as well as R&R activity.

Ceilings

        Our ceilings product line consists of suspended mineral fiber, soft fiber and metal ceiling systems primarily used in offices, hotels, hospitals, retail facilities, schools and a variety of other commercial and institutional buildings. The principal components of our ceiling systems are typically square mineral fiber tiles and the metal grid that holds the tile in place. The systems vary by acoustical performance characteristics, reflectivity, color, fire protection and aesthetic appeal. In addition to these systems, we have expanded our ceilings product offering to include architectural specialty ceilings. This product line consists of a variety of specialty shapes that provide a room with a unique visual effect as well as enhanced acoustical performance. As a result of the specified, often customized nature of these products, architectural specialty ceilings are a growing, high margin component of our product offering.

        Our ceilings product line is almost exclusively sold into commercial and institutional applications. Because interior contractors who purchase ceilings frequently buy wallboard from the same distributor, carrying our ceilings product line helps increase our sales of wallboard and other complementary products, which are often delivered together with ceilings to the same worksite as part of a commercial package.

        In the ceilings market, brand is highly valued and often specified by the architect of a commercial building. Because of our strong market position, we have exclusive access to the leading ceilings brand in many of our local markets. Where we have exclusivity, these specifications help us drive sales of ceilings products as well as all of the complementary products we sell as part of our commercial package. In effect, our exclusivity on the leading ceiling tile brand creates a virtuous cycle which helps reinforce our market position in our other products. In addition, because ceiling tile systems differ in size, shape and aesthetic appeal between manufacturers, they are often replaced with the same brand for R&R projects. As a result, the leading brand's installed base of product generates built in demand for replacement product over time. Because we have exclusive access to that brand in certain markets, we benefit from these recurring sales.

Steel Framing

        Our steel framing product line consists of steel track, studs and the various other steel products used to frame the interior walls of a commercial or institutional building. Typically the contractor who installs the steel framing also installs the wallboard, and the two products along with ceilings, insulation and other products are sold together as part of a commercial package. Nearly all of our steel framing products are sold for use in commercial buildings.

Other Products

        In addition to our three main product lines, we supply our customers with complementary products, including insulation, ready-mix-joint compound and various other interior construction products. We also supply our customers with the ancillary products they need to complete the job including tools and safety products. We partner with leading branded vendors for many of these products and allow them to merchandise their products in our show rooms that are adjacent to many of our warehouses.

Our Industry

        As the U.S. construction market evolved during the second half of the 20th century, contractors began to specialize in specific trades within the construction process, and specialty distributors emerged to supply them. One of these trades was wallboard and ceilings installation, and we, along with other specialty distributors, tailored our product offerings and service capabilities to meet the unique needs of that trade. Today, specialty distributors comprise the preferred distribution channel for wallboard and ceilings in both the commercial and residential construction markets.

        We believe the success of the specialty distribution model in wallboard and ceilings is driven by the strong value proposition provided to our customers. Given the logistical complexity of the distribution services we provide, the expertise needed to execute effectively, and the special equipment required, we believe specialty distributors focused on wallboard and ceilings are best suited to meet contractors' needs. The main drivers for our products are commercial new construction, commercial R&R, residential new construction and residential R&R.

Commercial

        Our addressable commercial construction market is composed of a variety of commercial and institutional sub-segments with varying demand drivers. Our commercial markets include offices, hotels, retail stores and other commercial buildings, while our institutional markets include educational facilities, healthcare facilities, government buildings and other institutional facilities. The principal demand drivers across these markets include the overall economic outlook, the general business cycle, government spending, vacancy rates, employment trends, interest rates, availability of credit and demographic trends.

        We believe commercial R&R spending is typically more stable than new commercial construction activity. Commercial R&R spending is driven by a number of factors, including commercial real estate prices and rental rates, office vacancy rates, government spending and interest rates. Commercial R&R spending is also driven by commercial lease expirations and renewals, as well as tenant turnover. Such events often result in repair, reconfiguration and/or upgrading of existing commercial space.

Residential

        Residential construction activity is driven by a number of factors, including the overall economic outlook, employment, income growth, home prices, availability of mortgage financing, interest rates and consumer confidence, among others.

        While residential R&R activity is typically more stable than new construction activity, we believe the prolonged period of under-investment during the recent downturn will result in above-average growth for the next several years. The primary drivers of residential R&R spending include changes in existing home prices, existing home sales, the average age of the housing stock, consumer confidence and interest rates.

Our Growth Strategy

        Our growth strategy entails taking market share within our existing footprint, expanding into new markets by opening new branches and strategic acquisitions. We expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships. Since the beginning of full year 2014, we have opened 21 new branches and we currently expect to open several new branches each year depending on market conditions. In addition, we will continue to selectively pursue tuck-in acquisitions and have a dedicated team of professionals to manage the process. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy.

Customers

        Our diverse customer base consists of more than 20,000 contractors as well as home builders. We maintain local relationships with our contractors through our network of branches and our extensive salesforce. We also serve our large homebuilder customers through our local branches, but are able to coordinate the relationship on a national basis through our Yard Support Center in Tucker, Georgia. Our ability to serve multi-regional homebuilders across their footprint provides value to them and differentiates us from most of our competitors. During fiscal 2016 and fiscal 2015, our single largest customer accounted for 2% and 3%, respectively, of our net sales and our top ten customers accounted for 9% and 11%, respectively.

Suppliers

        Our leading market position, national footprint and superior service capabilities have allowed us to develop strong relationships with our suppliers. We maintain exceptional, long-term relationships with all seven major North American wallboard manufacturers, as well as the three major ceilings manufacturers: Armstrong, CertainTeed and USG. Because we account for a meaningful portion of their volumes and provide them with an extensive salesforce to market their products, we are viewed by our suppliers as a key channel partner. We believe this position provides us with advantaged procurement.

Sales and Marketing

        Our sales and marketing strategy is to provide a comprehensive set of high-quality products and superior services to contractors and builders reliably, safely, accurately and on-time. We have a highly experienced sales force of approximately 600 people who manage our customer relationships and grow our customer base. We have strategies to increase our customer base at both the corporate and local branch levels, which focus on building and growing strong relationships with our customers, whether they serve a small local market, or a national footprint. We believe that the experience and expertise of our salesforce differentiates us from our competition particularly in the commercial market, which requires a highly technical and specialized product knowledge and a sophisticated delivery plan.

Competition

        We compete against other specialty distributors as well as big box retailers and lumberyards. Among specialty distributors, we compete against a small number of large distributors and many small, local, privately-owned distributors. Our largest competitors include: Allied Building Products (a subsidiary of CRH plc), Foundation Building Materials, L&W Supply (a subsidiary of USG) and Winroc (a subsidiary of Superior Plus). However, we believe smaller, regional or local competitors still comprise approximately more than half of the North American specialty distribution market. The principal competitive factors in our business include, but are not limited to, availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; delivery capabilities; pricing of products; and availability of credit.

Seasonality

        In a typical year, our operating results are impacted by seasonality. Historically, sales of our products have been slightly higher in the first and second quarters of each fiscal year due to favorable weather and longer daylight conditions during these periods. Seasonal variations in operating results may be impacted by inclement weather conditions, such as cold or wet weather, which can delay construction projects.

Intellectual Property

        We own United States trademark registrations for approximately 20 trademarks that we use in our business. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain these trademark registrations as long as they remain valuable to our business. Other than certain of our local brands, the retention of which we believe helps maintain customer loyalty, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. In addition, other than commercially available software licenses, we do not believe that any of our licenses for third-party intellectual property are material to our business, taken as a whole.

Employees

        As of April 30, 2016, we had over 3,900 employees, of which less than 3% were affiliated with labor unions. We believe that we have good relations with our employees. Additionally, we believe that the training provided through our employee development programs and our entrepreneurial, performance-based culture provides significant benefits to our employees.

Government Regulation

        While we are not engaged in a "regulated industry," we are subject to various federal, state and local government regulations applicable to the business generally in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, work place safety, transportation, zoning and fire codes. We strive to operate each of our branches in accordance with applicable laws, codes and regulations. We believe we are in compliance in all material respects with existing applicable environmental laws and regulations and our employment, workplace health and workplace safety practices.

        Our operations in domestic interstate commerce are subject to the regulatory jurisdiction of the DOT, which has broad administrative powers with respect to our transportation operations. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimension and driver hours of service also are subject to both federal and state regulation. See Item 1A, "Risk Factors—Risks Relating to Our Business and Industry—Federal, state, local and other regulations could impose substantial costs and restrictions on our operations that would reduce our net income." Our operations are also subject to the regulatory jurisdiction of OSHA, which has broad administrative powers with respect to workplace and jobsite safety.

Environmental, Health and Safety

        We are subject to various federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing the investigation and cleanup of contaminated properties, air emissions, water discharges, waste management and disposal, product safety and workplace health and safety. These laws and regulations impose a variety of requirements and restrictions on our operations and the products we distribute. The failure by us to comply with these laws and regulations could result in fines, penalties, enforcement actions, third party claims, damage to property or natural resources and personal injury, requirements to investigate or cleanup property or to pay for the costs of investigation or cleanup, or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions and could negatively impact our reputation with customers. Environmental, health and safety laws and regulations applicable to our business, the products we distribute and the business of our customers, and the interpretation or enforcement of these laws and regulations, are constantly evolving and it is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. Should environmental, health and safety laws and regulations, or their interpretation or enforcement, become more stringent, our costs, or the costs of our customers, could increase, which may have an adverse effect on our business, financial position, results of operations or cash flows.

        Under certain laws and regulations, such as the U.S. federal Superfund law or its state equivalents, the obligation to investigate, remediate, monitor and clean up contamination at a facility may be imposed on current and former owners, lessees or operators or on persons who may have sent waste to that facility for disposal. Liability under these laws and regulations may be imposed without regard to fault or to the legality of the activities giving rise to the contamination. Moreover, we may incur liabilities in connection with environmental conditions currently unknown to us relating to our prior, existing or future owned or leased sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired.

Available Information

        We are subject to the informational requirements of the Exchange Act, and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our website at www.gms.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

        In addition to our website, you may read and copy public reports we file with or furnish to the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

Item 1A.    Risk Factors

        The following risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and stock price.

Risks Relating to Our Business and Industry

Our business is affected by general business, financial market and economic conditions, which could adversely affect our results of operations.

        Our business and results of operations are significantly affected by general business, financial market and economic conditions. General business, financial market and economic conditions that could impact the level of activity in the commercial and residential construction and the R&R markets include, among others, interest rate fluctuations, inflation, unemployment levels, tax rates, capital spending, bankruptcies, volatility in both the debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, global economic growth, local, state and federal government regulation and the strength of regional and local economies in which we operate.

        There was a significant decline in economic growth, both in the United States and worldwide, that began in the second half of 2007 and continued through 2011. During this period, the U.S. construction markets we serve experienced unprecedented declines since the post-World War II era. There can be no guarantee that any improvement in these markets will be sustained or continue.

Our sales are in part dependent upon the commercial new construction market and the commercial R&R market.

        The recent downturn in the U.S. commercial new construction market was one of the most severe of the last 40 years. Previously, such downturns in the construction industry have typically lasted about 2 to 3 years, resulting in market declines of approximately 20% to 40%, while the recent downturn in the commercial construction market lasted over 4 years, resulting in a market decline of approximately 60%. According to Dodge Data & Analytics, commercial construction put in place began to recover in 2013 and continued to increase 7% in 2015. However, 2015 levels of new commercial construction square footage put in place, measured by square footage of construction, are still well below the historical market average of 1.3 billion square feet annually since 1970. We cannot predict the duration of the current market conditions or the timing or strength of any future recovery of commercial construction activity in our markets. Continued weakness in the commercial construction market and the commercial R&R market, would have a significant adverse effect on our business, financial condition and operating results. Continued uncertainty about current economic conditions will continue to pose a risk to our business that serves the commercial construction and R&R markets as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a continued material negative effect on the demand for our products and services.

Our sales are also in part dependent upon the residential new construction market and home R&R activity.

        The distribution of our products, particularly wallboard, to contractors serving the residential market represents a significant portion of our business. Though its cyclicality has historically been somewhat moderated by R&R activity, wallboard demand is highly correlated with housing starts. Housing starts and R&R activity, in turn, are dependent upon a number of factors, including housing demand, housing inventory levels, housing affordability, foreclosure rates, geographical shifts in the population and other changes in demographics, the availability of land, local zoning and permitting processes, the availability of construction financing and the health of the economy and mortgage markets. Unfavorable changes in any of these factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business.

        Beginning in mid-2006 and continuing through late-2011, the homebuilding industry experienced a significant downturn. This decrease in homebuilding activity led to a steep decline in wallboard demand which, in turn, had a significant adverse effect on our business during this time. According to the U.S. Census Bureau, 1.1 million housing units were started in 2015, representing an increase of 10% from 2014. Nevertheless, housing starts in 2015 remained significantly below their historical long-term average. In addition, some analysts project that the demand for residential construction may be negatively impacted as the number of renting households has increased in recent years and a shortage in the supply of affordable housing is expected to result in lower home ownership rates. The timing and extent of a recovery, if any, in homebuilding and the resulting impact on demand for our products are uncertain. Further, even if homebuilding activity fully recovers, the impact of such recovery on our business may be suppressed if, for example, the average selling price or average size of new single family homes decreases, which could cause homebuilders to decrease spending on our services and the products we distribute.

        Beginning in 2007, the mortgage markets were also substantially disrupted as a result of increased defaults, primarily due to weakened credit quality of homeowners. In reaction to the disruption in the mortgage markets, stricter regulations and financial requirements were adopted and the availability of mortgages for potential homebuyers was significantly reduced as a result of a limited credit market and stricter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders, as well as for the development of new residential lots, continue to be constrained. If the residential construction industry continues to experience weakness and a reduction in activity, our business, financial condition and operating results will be significantly and adversely affected.

        We also rely, in part, on home R&R activity. High unemployment levels, high mortgage delinquency and foreclosure rates, lower home prices, limited availability of mortgage and home improvement financing and significantly lower housing turnover, may restrict consumer spending, particularly on discretionary items such as home improvement projects, and affect consumer confidence levels leading to reduced spending in the R&R end markets. We cannot predict the timing or strength of a significant recovery in R&R activity, if any. Furthermore, without a significant recovery of the general economy, consumer preferences and purchasing practices and the strategies of our customers may adjust in a manner that could result in changes to the nature and prices of products demanded by the end consumer and our customers and could adversely affect our business and results of operations.

Our industry and the markets in which we operate are highly fragmented and competitive, and increased competitive pressure may adversely affect our results.

        We currently compete in the wallboard, ceilings and complementary interior construction products distribution markets primarily with smaller distributors, but we also face competition from a number of national and multi-regional distributors of building materials, some of which are larger and have greater financial resources than us.

        Competition varies depending on product line, type of customer and geographic area. If our competitors have greater financial resources, they may be able to offer higher levels of service or a broader selection of inventory than we can. As a result, we may not be able to continue to compete effectively with our competitors. Any of our competitors may (i) foresee the course of market development more accurately than we do, (ii) provide superior service and sell or distribute superior products, (iii) have the ability to supply or deliver similar products and services at a lower cost, (iv) develop stronger relationships with our customers and other consumers in the industry in which we operate, (v) adapt more quickly to evolving customer requirements than we do, (vi) develop a superior network of distribution centers in our markets or (vii) access financing on more favorable terms than we can obtain. As a result, we may not be able to compete successfully with our competitors.

        Competition can also reduce demand for our products, negatively affect our product sales or cause us to lower prices. The consolidation of homebuilders may result in increased competition for their business. Certain product manufacturers that sell and distribute their products directly to homebuilders may increase the volume of such direct sales. Our suppliers may also elect to enter into exclusive supplier arrangements with other distributors.

        Our customers consider the performance of the products we distribute, our customer service and price when deciding whether to use our services or purchase the products we distribute. Excess industry capacity for certain products in several geographic markets could lead to increased price competition. We may be unable to maintain our operating costs or product prices at a level that is sufficiently low for us to compete effectively. If we are unable to compete effectively with our existing competitors or new competitors enter the markets in which we operate, our financial condition, operating results and cash flows may be adversely affected.

We are subject to significant pricing pressures.

        Large contractors and homebuilders in both the commercial and residential industries have historically been able to exert significant pressure on their outside suppliers and distributors to keep prices low in the highly fragmented building products supply and services industry. The recent construction industry downturn significantly increased the pricing pressures from homebuilders and other customers. In addition, continued consolidation in the commercial and residential industries and changes in builders' purchasing policies and payment practices could result in even further pricing pressure. A decline in the prices of the products we distribute could adversely impact our operating results. When the prices of the products we distribute decline, customer demand for lower prices could result in lower sales prices and, to the extent that our inventory at the time was purchased at higher costs, lower margins. Alternatively, due to the rising market price environment, our suppliers may increase prices or reduce discounts on the products we distribute and we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits. Overall, these pricing pressures may adversely affect our operating results and cash flows.

The trend toward consolidation in our industry may negatively impact our business.

        Customer demands and supplier capabilities have resulted in consolidation in our industry, which could cause markets to become more competitive as greater economies of scale are achieved by distributors that are able to efficiently expand their operations. We believe these customer demands could result in fewer overall distributors operating multiple locations. There can be no assurance that we will be able to effectively take advantage of this trend toward consolidation which may make it more difficult for us to maintain operating margins and could also increase the competition for acquisition targets in our industry, resulting in higher acquisition costs and prices.

We may be unable to successfully implement our growth strategy, which includes pursuing strategic acquisitions and opening new branches.

        Our long-term business strategy depends in part on increasing our sales and growing our market share through strategic acquisitions and opening new branches. If we fail to identify and acquire suitable acquisition targets on appropriate terms, our growth strategy may be materially and adversely affected. Further, if our operating results decline as a result of reduced activity in the residential or commercial construction markets, we may be unable to obtain the capital required to effect new acquisitions or open new branches.

        In addition, we may not be able to integrate the operations of future acquired businesses in an efficient and cost-effective manner or without significant disruption to our existing operations. Moreover, acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, difficulties implementing disclosure controls and procedures and internal control over financial reporting for the acquired businesses, and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results and cash flows.

        In addition, if we finance acquisitions by issuing our equity securities or securities convertible into our equity securities, our existing stockholders would be diluted, which, in turn, could adversely affect the market price of our common stock. We could also finance an acquisition with debt, resulting in higher leverage and interest costs relating to the acquisition. As a result, if we fail to evaluate and execute acquisitions efficiently, we may not ultimately experience the anticipated benefits of the acquisitions, and we may incur costs that exceed our expectations.

We may not be able to expand into new geographic markets, which may impact our ability to grow our business.

        We intend to continue to pursue our growth strategy to expand into new geographic markets for the foreseeable future. Our expansion into new geographic markets may present competitive, distribution and other challenges that differ from the challenges we currently face. In addition, we may be less familiar with the customers in these markets and may ultimately face different or additional risks, as well as increased or unexpected costs, compared to those we experience in our existing markets. Expansion into new geographic markets may also expose us to direct competition with companies with whom we have limited or no past experience as competitors. To the extent we rely upon expanding into new geographic markets and do not meet, or are unprepared for, any new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business operations and financial results could be negatively affected.

Product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.

        We distribute wallboard, ceilings and related specialty building materials that are manufactured by a number of major suppliers. Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, the products we distribute are obtainable from various sources and in sufficient quantities. Any disruption in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenues, reduced margins and damage to our relationships with customers. Supply shortages may occur as a result of unanticipated increases in demand, shortage of raw materials or difficulties in production or delivery. When shortages occur, our suppliers often allocate products among distributors. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements, such as those whereby we are afforded exclusive distribution rights in certain geographic areas, could adversely impact our financial condition, operating results and cash flows. For example, if our relationship with Armstrong were to be damaged or lost, our financial condition, operating results and cash flows may suffer.

        Our ability to maintain relationships with qualified suppliers who can satisfy our high standards for quality and our need to be supplied with products in a timely and efficient manner is a significant challenge. Our suppliers' ability to provide us with products can also be adversely affected in the event they become financially unstable, particularly in light of continuing economic difficulties in various regions of the United States and the world, fail to comply with applicable laws, encounter supply disruptions, shipping interruptions or increased costs, or they become faced with other factors beyond our control.

        Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. If market conditions change, suppliers may stop offering us favorable terms. Failure by our suppliers to continue to supply us with products on favorable terms, commercially reasonable terms, or at all, could put pressure on our operating margins or have a material adverse effect on our financial condition, operating results and cash flows.

The commercial and residential construction markets are seasonal.

        The markets in which we operate are seasonal. Although weather patterns affect our operating results throughout the year, the months of November through February have historically been, and are generally expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced commercial and residential construction activity. We experience seasonal variation as a result of our customers' dependence on suitable weather to engage in construction, R&R projects. For example, during the winter months, construction activity generally declines due to inclement weather and shorter daylight hours. In addition, to the extent that hurricanes, severe storms, earthquakes, floods, fires, other natural disasters or similar events occur in the markets in which we operate, our business may be adversely affected. As a result, our operating results have historically varied significantly between fiscal quarters, and we anticipate that we will continue to experience these quarterly fluctuations in the future.

The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.

        Our ten largest customers generated approximately 9.0%, 10.6% and 11.1% of our net sales in the aggregate for fiscal 2016, fiscal 2015 and full year 2014, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers, or successfully assume the customer relationships of any businesses that we acquire, or that we will continue to supply these customers at historical levels. Due to the weak housing market in recent years in comparison to long-term averages, many of our homebuilder customers substantially reduced their construction activity. Some of our homebuilder customers exited or severely curtailed building activity in certain of our markets.

        In addition, professional homebuilders, commercial builders and other customers may: (i) purchase some of the products that we currently sell and distribute directly from manufacturers; (ii) elect to establish their own building products manufacturing and distribution facilities or (iii) give advantages to manufacturing or distribution intermediaries in which they have an economic stake. Continued consolidation among professional homebuilders and commercial builders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our existing relationships with any of our customers could adversely affect our financial condition, operating results and cash flows. Furthermore, our customers typically are not required to purchase any minimum amount of products from us. Should our customers purchase the products we distribute in significantly lower quantities than they have in the past, or should the customers of any businesses that we acquire purchase products from us in significantly lower quantities than they had prior to our acquisition of the business, such decreased purchases could have a material adverse effect on our financial condition, operating results and cash flows.

We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties.

        In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management's attention and resources. The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979, which have not materially impacted our financial condition or operating results. See "Item 3, Legal Proceedings." We are also from time to time subject to casualty, contract, tort and other claims relating to our business, the products we have distributed in the past or may in the future distribute, and the services we have provided in the past or may in the future provide, either directly or through third parties. If any such claim were adversely determined, our financial condition, operating results and cash flows could be adversely affected if we were unable to seek indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with the products we sell or distribute. Since we do not have direct control over the quality of products that are manufactured or supplied to us by third-parties, we are particularly vulnerable to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, builders and their subcontractors, and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of third-party installers. As they apply to our business, if we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business and the results of our operations.

        In addition, claims and investigations may arise related to distributor relationships, commercial contracts, antitrust or competition law requirements, employment matters, employee benefits issues and other compliance and regulatory matters, including anti-corruption and anti-bribery matters. While we have processes and policies designed to mitigate these risks and to investigate and address such claims as they arise, we cannot predict or, in some cases, control the costs to defend or resolve such claims.

        Although we believe we currently maintain suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities, and the cost of any product liability, warranty, casualty, construction defect, contract, tort, employment or other litigation or other proceeding, even if resolved in our favor, could be substantial. Additionally, we do not carry insurance for all categories of risk that our business may encounter. Any significant uninsured liability may require us to pay substantial amounts. There can be no assurance that any current or future claims will not adversely affect our financial position, cash flows or results of operations.

Our operations are subject to various hazards that may cause personal injury or property damage and increase our operating costs, and which may exceed the coverage of our insurance.

        There are inherent risks to our operations. Our delivery employees are subject to the usual hazards associated with providing services on construction sites, while our distribution center personnel are subject to the hazards associated with moving and storing large quantities of heavy materials. In addition, we employ approximately 1,200 drivers in connection with our distribution operations and, from time to time, these drivers are involved in accidents which may cause injuries and in which goods carried by these drivers may be lost or damaged. Our trucks with articulating boom loaders, particularly when loaded, expose our drivers and others to traffic hazards.

        Operating hazards can cause personal injury and loss of life, damage to or destruction of property, building and equipment and environmental damage, and we cannot eliminate these risks. We maintain vehicle and commercial insurance to cover property damages and personal injuries resulting from traffic accidents, and rely on state mandated social insurance for work-related injuries of our employees. Nevertheless, any claim that exceeds the scope of our insurance coverage, if successful and of sufficient magnitude, could result in the incurrence of substantial costs and the diversion of resources, which could have a material adverse effect on us. A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims, workers' compensation claims, or unfavorable resolutions of any such claims could also adversely affect our results of operations to the extent such claims are not covered by our insurance or such losses exceed our reserves. Further, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability and have an adverse effect on our results of operations. The timing of the incurrence of these costs could significantly and adversely impact our operating results compared to prior periods.

Failure to attract and retain key employees could have a significant adverse effect on our business.

        Our success depends to a large extent on our ability to attract, hire, train and retain qualified managerial, operational, sales and other personnel. We face significant competition for qualified and experienced employees in our industry and from other industries and, as a result, we may be unable to attract and retain the personnel needed to successfully conduct and grow our operations. Additionally, key personnel, including members of management and our sales team with key customer relationships, may leave and compete against us.

        Our continued success also depends to a significant degree on the continued service of our senior management team. With an average of over 25 years of experience in the building products distribution sector, our senior management team has been integral to our successful acquisition and integration of businesses to grow our market share. The loss of any member of our senior management team or other experienced, senior employees or sales team members could significantly impair our ability to execute our business plan, cause us to lose customers and reduce our net sales, or lead to challenges with employee morale and the loss of other key employees. In any such event, our financial condition, operating results and cash flows could be adversely affected.

        Additionally, the recent downturn in the general economy and the markets we serve resulted in a reduction of the workforce in the construction industry. There can be no assurance that we or our customers will be able to efficiently attract employees as activity in the markets we serve returns to historical levels. As a result, we and our customers may experience higher costs in attracting and retaining such employees. Any significant increases in these costs may have an adverse effect on our financial position, cash flows or results of operations.

Higher health care costs and labor costs could adversely affect our business.

        As a result of the passage in 2010 of the U.S. Patient Protection and Affordable Care Act, or the ACA, we are required to provide affordable coverage, as defined in the ACA, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the ACA. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs as well as other changes in federal or state workplace regulations could have a material adverse effect on our business, financial condition and results of operations.

        Various federal and state labor laws govern our relationships with our employees and affect our operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers' compensation rates, overtime, family leave, safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our employees may be paid at rates that relate to the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Significant additional government regulations could materially affect our business, financial condition and results of operations.

        In addition, we compete with other companies for many of our employees in hourly positions, and we invest significant resources to train and motivate our employees to maintain a high level of job satisfaction. Our hourly employment positions have historically had high turnover rates, which can lead to increased spending on training and retention and, as a result, increased labor costs. If we are unable to effectively retain highly qualified employees in the future, it could adversely impact our operating results.

The majority of our net sales are credit sales that are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the industry and geographic areas in which they operate, and the failure to collect or timely collect monies owed from customers could adversely affect our financial condition.

        The majority of our net sales volume is facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. We offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific construction project where we establish a security interest in the material used in the project. The type of credit we offer depends both on the customer's financial strength and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers typically purchase more on unsecured credit than secured credit. If any of our customers are unable to repay credit that we have extended in a timely manner, or at all, our financial condition, operating results and cash flows would be adversely affected. Further, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

        Because we depend on certain of our customers to repay extensions of credit, if the financial condition of our customers declines, our credit risk could increase as a result. Significant contraction in the commercial and residential construction markets, coupled with limited credit availability and stricter financial institution underwriting standards, could adversely affect the operations and financial stability of certain of our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, bad debt reserves and net income.

We occupy many of our facilities under long-term non-cancellable leases, and we may be unable to renew our leases at the end of their terms.

        Many of our facilities and distribution centers are located on leased premises subject to non-cancellable leases. Typically, our leases have initial terms ranging from three to five years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and non-cancellable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments, and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. Our future minimum aggregate rental commitments for leases for our facilities and distribution centers, as of April 30, 2016, is approximately $69.3 million of which $68.0 million is not reflected as liabilities on our balance sheet. Our inability to terminate a lease when we stop fully utilizing a facility or exit a geographic market can have a significant adverse impact on our financial condition, operating results and cash flows.

        In addition, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business and operating results. Further, we may not be able to secure a replacement facility in a location that is as commercially viable, including access to rail service, as the lease we are unable to renew. Having to close a facility, even briefly to relocate, would reduce the sales that such facility would have contributed to our revenues. Additionally, a relocated facility may generate less revenue and profit, if any, than the facility it was established to replace.

Our operating results and financial position could be negatively impacted by accounting policies, rules and regulations.

        Our operating results and financial position could be negatively impacted by implementation of our various accounting policies as well as changes to accounting rules and regulations or new interpretations of existing accounting standards. For example, while we are still evaluating the impact of our pending adoption of ASU No. 2016-02, "Leases" on our consolidated financial statements, we expect that upon adoption we will recognize right of use, or ROU, assets and liabilities that could be material to our financial statements. In addition, from time to time we could incur impairment charges that adversely affect our operating results. For example, changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of intangible assets (such as goodwill) or long-lived assets in accordance with applicable accounting guidance. In the event that we determine our intangible or long-lived assets are impaired, we may be required to record a significant charge to earnings in our financial statements that could have a material adverse effect on our results of operations.

We may be unable to effectively manage our inventory and working capital as our sales volume increases or the prices of the products we distribute fluctuate, which could have a material adverse effect on our business, financial condition and operating results.

        We purchase certain products, including wallboard, ceilings, steel framing and other specialty building materials, from manufacturers which are then sold and distributed to customers. We must maintain, and have adequate working capital to purchase, sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchase accordingly. In periods characterized by significant changes in economic growth and activity in the commercial and residential building and home R&R industries, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Excessive increases in the market prices of certain building products, such as wallboard, ceilings and steel framing, can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to effectively manage our inventory and working capital as we attempt to expand our business, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition and operating results.

The agreements that govern our indebtedness contain various financial covenants that could limit our ability to engage in activities that may be in our best long-term interests.

        The agreements that govern our indebtedness include covenants that, among other things, may impose significant operating and financial restrictions, including restrictions on our ability to engage in activities that may be in our best long-term interests. These covenants may restrict our ability to:

  •
  incur additional indebtedness;

  •
  create or maintain liens on property or assets;

  •
  make investments, loans and advances;

  •
  sell certain assets or engage in acquisitions, mergers or consolidations;

  •
  redeem debt;

  •
  pay dividends and distributions; and

  •
  enter into transactions with affiliates.

        In addition, under the terms of our senior secured asset based revolving credit facility, or the ABL Facility, we may at times be required to comply with a specified fixed charge coverage ratio. Our ability to meet this ratio could be affected by events beyond our control, and we cannot assure that we will meet this ratio.

        A breach of any of the covenants under any of our debt agreements would result in a default under such agreement. If any such default occurs, the administrative agent under the agreement would be entitled to take various actions, including the acceleration of amounts due under the agreement and all actions permitted to be taken by a secured creditor. This could have serious adverse consequences on our financial condition and could cause us to become insolvent.

Our current indebtedness, degree of leverage and any future indebtedness we may incur, may adversely affect our cash flow, limit our operational and financing flexibility and negatively impact our business and our ability to make payments on our indebtedness and declare dividends and make other distributions.

        Our subsidiary, GYP Holdings III Corp., entered into the ABL Facility, a senior secured first lien term loan facility, or the First Lien Facility, and the Second Lien Facility in connection with the Acquisition. As of April 30, 2016, $101.9 million was outstanding under the ABL Facility and $187.2 million was available for future borrowings under the ABL Facility. In addition, we had $382.2 million outstanding under the First Lien Facility and $160.0 million outstanding under the Second Lien Facility. We used the net proceeds from our IPO together with cash on hand to repay $160.0 million principal amount of our term loan debt outstanding under the Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Events." We may incur substantial additional debt in the future. The ABL Facility, the First Lien Facility and other debt instruments we may enter into in the future, may have significant consequences to our business and, as a result, may impact our stockholders, including:

  •
  impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

  •
  requiring us to dedicate a significant portion of our cash flows from operations to pay interest on any outstanding indebtedness, which would reduce the funds available to us for operations and other purposes;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business, the industries in which we operate;

  •
  making it more difficult for us to satisfy our obligations with respect to our indebtedness;

  •
  making us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

  •
  placing us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, more able to take advantage of opportunities that our leverage prevents us from exploiting;

  •
  impairing our ability to refinance existing indebtedness or borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes;

  •
  restricting our ability to pay dividends and make other distributions; and

  •
  adversely affecting our credit ratings.

        Any of the above listed factors could materially adversely affect our financial condition, liquidity or results of operations.

        Furthermore, we expect that we will depend primarily on cash generated by our operations in order to pay our expenses and any amounts due under our existing indebtedness and any future indebtedness we may incur. As a result, our ability to repay our indebtedness depends on the future performance of our business, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and we may not achieve our currently anticipated growth in revenues and cash flows, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing indebtedness, sell assets or borrow additional funds, in each case on terms that may not be acceptable to us, if at all. In addition, the terms of existing or future debt agreements, including our existing ABL Facility, may restrict us from engaging in any of these alternatives. Our ability to recapitalize and incur additional debt in the future could also delay or prevent a change in control of our Company, make certain transactions more difficult to complete or impose additional financial or other covenants on us.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

        We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases even if operating leases were to be treated as debt under GAAP. In addition, the ABL Facility provides a commitment of up to $300.0 million, subject to a borrowing base. As of April 30, 2016, we are able to borrow an additional $187.2 million under the ABL Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Credit Facilities."

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

        A significant portion of our outstanding debt bears interest at variable rates. We have entered into an interest rate cap on three-month U.S. dollar LIBOR, which effectively caps the interest rate at 5.75% on an initial notional amount of $275.0 million of our variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms. However, increases in interest rates with respect to any amount of our debt not covered by the interest rate cap could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Excluding the effect of the interest rate cap and the interest rate floor on the First Lien Facility, each 1% increase in interest rates on the First Lien Facility would increase our annual interest expense by approximately $3.8 million based on balances outstanding under the First Lien Facility as of April 30, 2016. Assuming the ABL Facility was fully drawn up to the $300.0 million maximum commitment, each 1% increase in interest rates would result in a $3.0 million increase in annual interest expense on the ABL Facility. The impact of increases in interest rates could be more significant for us than it would be for some other comparable companies because of our substantial indebtedness.

We incurred net losses in recent periods and we may experience net losses in the future.

        We experienced net losses of $11.7 million, $19.0 million and $200.9 million for fiscal 2015, the one month ended April 30, 2014 and the eleven months ended March 31, 2014, respectively. There is no guarantee that we will be successful in realizing or sustaining net income or otherwise achieving profitability or sustaining positive Adjusted EBITDA and operating cash flow in future periods. Any failure to achieve or sustain net income or sustain positive Adjusted EBITDA and operating cash flow could, among other things, impair our ability to complete future financings, increase the cost of obtaining financing or force us to seek additional capital through sales of our equity securities, which could dilute the value of our common stock. In addition, a lack of profitability could adversely affect the price of our common stock.

We may have future capital needs that require us to incur additional debt and may be unable to obtain additional financing on acceptable terms, if at all.

        We rely substantially on the liquidity provided by our existing ABL Facility and cash on hand to provide working capital and fund our operations. Our working capital and capital expenditure requirements are likely to grow as the commercial and residential construction markets improve and we execute our strategic growth plan. Economic and credit market conditions, the performance of the commercial and residential construction markets, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current housing market conditions and the macroeconomic factors that affect our industry could require us to seek additional capital and have a material adverse effect on our ability to secure such capital on favorable terms, if at all.

        We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under our outstanding indebtedness. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution. We may also incur additional indebtedness in the future, including secured debt, subject to the restrictions contained in the ABL Facility and the First Lien Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Because we are a holding company with no operations of our own, we are financially dependent on receiving distributions from our subsidiaries and we could be harmed if such distributions could not be made in the future.

        We are a holding company and all of our operations are conducted through subsidiaries. Consequently, we rely on payments or distributions from our subsidiaries. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our common stock, we will be dependent on our subsidiaries to make funds available to us for the payment of such dividends. The ability of such subsidiaries to pay dividends or make other payments or distributions to us is subject to applicable local law. Such laws and restrictions could limit the payment of dividends and distributions to us, which would restrict our ability to continue operations. In addition, the terms of the agreements governing the ABL Facility and the First Lien Facility restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. Furthermore, our subsidiaries are permitted under the terms of the ABL Facility and the First Lien Facility to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us.

        Some of our subsidiaries sponsor deferred compensation arrangements that entitle selected employees of those subsidiaries to participate in increases in the adjusted book value of a specified number of shares of common stock of those subsidiaries. Employees participate in these arrangements through cash-based stock appreciation rights, by holding common stock of the applicable subsidiary and/or through deferred compensation programs. As of April 30, 2016, we have reflected an aggregate fair value of $50.4 million of liabilities related to these compensation arrangements on our consolidated balance sheets, of which $2.1 million is classified as a current liability and the remainder is classified as a long-term liability. Upon termination of employment of those with whom we have these arrangements, these subsidiaries are required to make payments to these individuals. Settlements of these awards are typically made with cash or through execution of an installment note payable to the employee typically over a period of four to five years. Any requirement to make payments to employees pursuant to these deferred compensation arrangements could impact the cash flows of these subsidiaries and their ability to make funds available to us.

An impairment of goodwill could have a material adverse effect on our results of operations.

        Acquisitions frequently result in the recording of goodwill and other intangible assets. At April 30, 2016, goodwill represented 30.9% of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units, which are consistent with our operating segments. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows can be affected by changes in industry or market conditions, among other factors. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The annual impairment test resulted in no impairment of goodwill during fiscal 2016, fiscal 2015 or full year 2014.

        We cannot accurately predict the amount and timing of any impairment of assets, and, in the future, we may be required to take additional goodwill or other asset impairment charges relating to certain of our reporting units. Any such non-cash charges would have an adverse effect on our financial results.

Federal, state, local and other regulations could impose substantial costs and restrictions on our operations that would reduce our net income.

        We are subject to various federal, state, local and other laws and regulations, including, among other things, transportation regulations promulgated by the U.S. Department of Transportation, or the DOT, work safety regulations promulgated by the Occupational Safety and Health Administration, or OSHA, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission, regulations of the U.S. Department of Labor, accounting standards issued by the Financial Accounting Standards Board or similar entities, and state and local zoning restrictions, building codes and contractors' licensing regulations. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to litigation and substantial fines and penalties that could adversely affect our financial condition, operating results and cash flows.

        Our transportation operations, upon which we depend to distribute products from our distribution centers, are subject to the regulatory jurisdiction of the DOT, which has broad administrative powers with respect to our transportation operations. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, may increase our selling, general and administrative expenses and adversely affect our financial condition, operating results and cash flows. If we fail to comply adequately with the DOT regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased audit and compliance costs. If any of these events were to occur, our financial condition, operating results and cash flows would be adversely affected.

        In addition, the commercial and residential construction industries are subject to various local, state and federal statutes, ordinances, codes, rules and regulations concerning zoning, building design and safety, construction, contractor licensing, energy conservation and similar matters, including regulations that impose restrictive zoning and density requirements on the residential new construction industry or that limit the number of homes or other buildings that can be built within the boundaries of a particular area. Regulatory restrictions may increase our operating expenses and limit the availability of suitable building lots for our customers, any of which could negatively affect our business, financial condition and results of operations.

Compliance with environmental, health and safety laws and regulations could be expensive. Failure to comply with environmental, health and safety laws and regulations could subject us to significant liability.

        We are subject to various federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing the investigation and cleanup of contaminated properties, air emissions, water discharges, waste management and disposal, product safety and the health and safety of our employees and customers. These laws and regulations impose a variety of requirements and restrictions on our operations and the products we distribute. Our failure to comply with these laws and regulations could result in fines, penalties, enforcement actions, third party claims, damage to property or natural resources and personal injury, requirements to investigate or cleanup property or to pay for the costs of investigation or cleanup, or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions and could negatively impact our reputation with customers. Environmental, health and safety laws and regulations applicable to our business, the products we distribute and the business of our customers, and the interpretation or enforcement of these laws and regulations, are constantly evolving and it is difficult to accurately predict the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. Should environmental, health and safety laws and regulations, or their interpretation or enforcement, become more stringent, our costs, or the costs of our customers, could increase, which may have an adverse effect on our business, financial position, results of operations or cash flows.

        Under certain environmental laws and regulations, such as the U.S. federal Superfund law or its state equivalents, the obligation to investigate, remediate, monitor and clean up contamination at a facility may be imposed on current and former owners, lessees or operators or on persons who may have sent waste to that facility for disposal. Liability under these laws and regulations may be imposed without regard to fault or to the legality of the activities giving rise to the contamination. Contamination has been identified at several of our current and former facilities, and we have incurred and will continue to incur costs to investigate, remediate, monitor and otherwise address these conditions. Moreover, we may incur liabilities in connection with environmental conditions currently unknown to us relating to our prior, existing or future owned or leased sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired.

Any significant fuel cost increases or shortages in the supply of fuel could disrupt our ability to distribute products to our customers, which could adversely affect our results of operations.

        We currently use our own fleet of over 1,500 owned and leased delivery vehicles to service customers in the regions in which we operate. As a result, we are inherently dependent upon energy to operate and are impacted by changes in diesel fuel prices. The cost of fuel has reached historically high levels during portions of the last several years, is largely unpredictable and has a significant impact on our results of operations. Fuel availability, as well as pricing, is also impacted by political and economic factors. It is difficult to predict the future availability of fuel due to the following factors, among others:

  •
  dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas;

  •
  limited refining capacity; and

  •
  the possibility of changes in governmental policies on fuel production, transportation and marketing.

        Significant disruptions in the supply of fuel could have a negative impact on fuel prices and thus our financial condition and results of operations.

A disruption or breach of our IT systems could adversely impact our business and operations.

        We rely on the accuracy, capacity and security of our IT systems, some of which are managed or hosted by third parties, and our ability to continually update these systems in response to the changing needs of our business. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. We have incurred costs and may incur significant additional costs in order to implement the security measures that we feel are appropriate to protect our IT systems. Our security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural or man-made disasters, unauthorized access, cyber attacks and other similar disruptions. Despite our security measures, our IT systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any attacks on our IT systems could result in our systems or data being breached or damaged by computer viruses or unauthorized physical or electronic access. Such a breach could result in not only business disruption, but also theft of our intellectual property or other competitive information or unauthorized access to controlled data and any personal information stored in our IT systems. To the extent that any data is lost or destroyed or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships. In addition, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, damage our reputation and cause a loss of confidence in our business, products and services, which could adversely affect our business, financial condition, profitability and cash flows. To date, we have not experienced a material breach of our IT systems. However, during the course of preparing for our initial public offering, we identified a material weakness in our general IT computer controls. See "—Risks Relating to Ownership of Our Common Stock—In connection with our preparations for becoming a public company, we identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock."

Natural or man-made disruptions to our facilities may adversely affect our business and operations.

        We currently maintain a broad network of distribution facilities throughout the United States, as well as our Yard Support Center in Tucker, Georgia, which supports our branches with various back office functions. In the event any of our facilities are damaged or operations are disrupted from fire, earthquake, weather-related events, an act of terrorism or any other cause, a significant portion of our inventory could be damaged and our ability to distribute products to customers could be materially impaired. Moreover, we could incur significantly higher costs and experience longer lead times associated with distributing products to our customers during the time that it takes for us to reopen or replace a damaged facility. Disruptions to the national or local transportation infrastructure systems, including those related to a domestic terrorist attack, may also affect our ability to keep our operations and services functioning properly. If any of these events were to occur, our financial condition, operating results and cash flows could be materially adversely affected.

Anti-terrorism measures and other disruptions to the transportation network could impact our distribution system and our operations.

        Our ability to efficiently distribute products to our customers is an integral component of our overall business strategy. In the aftermath of terrorist attacks in the United States, federal, state and local authorities have implemented and continue to implement various security measures that affect many parts of the transportation network in the United States. Our customers typically need quick delivery and rely on our on-time delivery capabilities. If security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers, or may incur increased expenses to do so.

Risks Relating to Ownership of Our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above the price you paid for them.

        The trading price of our common stock could be volatile, and you can lose all or part of your investment. The following factors, in addition to other factors described in this "Risk Factors" section and elsewhere in this Annual Report on Form 10-K, may have a significant impact on the market price of our common stock:

  •
  announcements of innovations or new products or services by us or our competitors;

  •
  any adverse changes to our relationship with our customers, manufacturers or suppliers;

  •
  variations in the costs of products that we distribute;

  •
  any legal actions in which we may become involved;

  •
  announcements concerning our competitors or the building supply industry in general;

  •
  achievement of expected product sales and profitability;

  •
  manufacture, supply or distribution shortages;

  •
  adverse actions taken by regulatory agencies with respect to our services or the products we distribute;

  •
  actual or anticipated fluctuations in our quarterly or annual operating results;

  •
  changes in financial estimates or recommendations by securities analysts;

  •
  trading volume of our common stock;

  •
  sales of our common stock by us, our executive officers and directors or our stockholders (including certain affiliates of AEA) in the future;

  •
  general economic and market conditions and overall fluctuations in the U.S. equity markets;

  •
  changes in accounting principles; and

  •
  the loss of any of our management or key personnel.

        In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly.

We may be subject to securities litigation, which is expensive and could divert management attention.

        Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management's attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

Because AEA controls a significant percentage of our common stock, it may control all major corporate decisions and its interests may conflict with the interests of other holders of our common stock.

        Certain affiliates of AEA beneficially own approximately 43.4% of the voting power of our outstanding common stock. Through this beneficial ownership and a stockholders agreement, which provides voting control over additional shares of our common stock, AEA controls approximately 80.3% of the voting power of our outstanding common stock. As a result of this control, AEA is able to influence or control matters requiring approval by our stockholders and/or our board of directors, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. AEA may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and may materially and adversely affect the market price of our common stock. In addition, AEA may in the future own businesses that directly compete with ours. See Item 13, "Certain Relationships and Related Party Transactions and Director Independence."

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

        Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Substantially all of our stockholders prior to our initial public offering are subject to lock-up agreements with the underwriters of our initial public offering that restrict the stockholders' ability to transfer shares of our common stock for 180 days from the date of our initial public offering, or until November 21, 2016, subject to certain exceptions. The lock-up agreements limit the number of shares of common stock that may be sold immediately following our initial public offering. As of June 30, 2016, we had 40,942,905 outstanding shares of common stock. Subject to limitations, approximately 32,828,249 shares will become eligible for sale upon expiration of the lock-up period. In addition, shares issued or issuable upon exercise of options vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

        Moreover, holders of an aggregate of 32,892,905 shares of our common stock have rights, subject to certain conditions such as the 180-day lock-up arrangement described above, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our markets, or if they adversely change their recommendations or publish negative reports regarding our business or our stock, our stock price and trading volume could decline.

        The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our markets or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could decline. If any analyst who may cover us were to cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Because we do not intend to declare cash dividends on our shares of common stock in the foreseeable future, stockholders must rely on appreciation of the value of our common stock for any return on their investment.

        We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of the ABL Facility, the First Lien Facility and any future debt agreements may preclude our subsidiaries from paying dividends to us which, in turn, may preclude us from paying dividends to our stockholders. As a result, we expect that only appreciation of the price of our common stock, if any, will provide a return to investors in our common stock for the foreseeable future.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the New York Stock Exchange, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

        As a public company, we are subject to the reporting requirements of the Exchange Act and the corporate governance standards of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the New York Stock Exchange. As a result, we will incur significant legal, accounting and other costs that we did not incur as a private company. These requirements will place a strain on our management, systems and resources and we will incur significant legal, accounting, insurance and other expenses that we have not incurred as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of shareholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The New York Stock Exchange requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and the New York Stock Exchange requirements, significant resources and management oversight will be required. This may divert management's attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.

        We also expect that it could be difficult and will be significantly more expensive to obtain directors' and officers' liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by shareholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs.

In connection with our preparations for becoming a public company, we identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

        We are not currently required to comply with the SEC's rules implementing Section 404 of the Sarbanes-Oxley Act and therefore are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to comply with the SEC's rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. Though we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (including an auditor attestation on management's internal controls report) until our second annual report on Form 10-K is filed with the SEC.

        During the course of preparing for our initial public offering, we identified material weaknesses in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses included an insufficient complement of personnel with a level of U.S. GAAP accounting knowledge commensurate with our financial reporting requirements, a lack of formal accounting policies and procedures, ineffective IT general computer controls and a lack of controls over the preparation and review of manual journal entries. These deficiencies previously resulted in material adjustments to correct the previously issued consolidated financial statements of our wholly owned subsidiary, GYP Holdings III Corp. These deficiencies could result in material misstatements to our consolidated financial statements that would not be prevented or detected.

        We are currently in the process of remediating the above material weaknesses and have taken numerous steps to enhance our internal control environment and address the underlying causes of the material weaknesses. We have hired additional financial reporting personnel with technical accounting and financial reporting experience, formalized our accounting policies and procedures, and enhanced our internal review procedures during the financial statement close process. In addition, our remediation activities focused on designing and implementing the appropriate IT general computer controls are in process. Our current efforts to design and implement an effective control environment may not be sufficient to remediate the material weaknesses described above or prevent future material weaknesses or control deficiencies from occurring. There is no assurance that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

        If we fail to effectively remediate the material weaknesses in our control environment, if we identify future material weaknesses in our internal controls over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

We are a "controlled company" within the meaning of the rules of the New York Stock Exchange and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

        A control group, consisting of certain affiliates of AEA and certain of our other stockholders, controls a majority of the voting power of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the corporate governance standards of the New York Stock Exchange. A company of which more than 50% of the voting power is held by an individual, a group or another company is a "controlled company" within the meaning of the rules of the New York Stock Exchange and may elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including:

  •
  the requirement that a majority of our board consist of independent directors;

  •
  the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

  •
  the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

  •
  the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.

        We intend to continue to rely on all of the exemptions listed above. If we continue to utilize the exemptions, we will not have a majority of independent directors and our nominating and corporate governance and compensation committees will not consist entirely of independent directors. As a result, our board of directors and those committees may have more directors who do not meet the New York Stock Exchange's independence standards than they would if those standards were to apply. These independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

        Provisions in our second amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law, or DGCL, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

  •
  establishing a classified board of directors such that not all members of the board are elected at one time;

  •
  allowing the total number of directors to be determined exclusively (subject to the rights of holders of any series of preferred stock to elect additional directors) by resolution of our board of directors and granting to our board the sole power (subject to the rights of holders of any series of preferred stock or rights granted pursuant to the stockholders' agreement) to fill any vacancy on the board;

  •
  limiting the ability of stockholders to remove directors without cause if AEA, together with certain of our other stockholders, ceases to own 50% or more of the voting power of our common stock;

  •
  authorizing the issuance of "blank check" preferred stock by our board of directors, without further shareholder approval, to thwart a takeover attempt;

  •
  prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders) if AEA, together with certain of our other stockholders, ceases to own 50% or more of the voting power of our common stock;

  •
  eliminating the ability of stockholders to call a special meeting of stockholders, except for AEA, so long as AEA, together with certain of our other stockholders, owns 50% or more of the voting power of our common stock;

  •
  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings; and

  •
  requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our amended and restated certificate of incorporation or bylaws if AEA, together with certain of our other stockholders, ceases to own 50% or more of the voting power of our common stock.

        In addition, while we have opted out of Section 203 of the DGCL, our second amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain "business combinations" with any "interested stockholder" for a three-year period following the time that the stockholder became an interested stockholder, unless:

  •
  prior to such time, our board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

  •
  upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or

  •
  at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least two-thirds of our outstanding voting stock that is not owned by the interested stockholder.

        Generally, a "business combination" includes a merger, asset or stock sale or other transaction provided for or through our Company resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an "interested stockholder" is a person who owns 15% or more of our outstanding voting stock and the affiliates and associates of such person. For purposes of this provision, "voting stock" means any class or series of stock entitled to vote generally in the election of directors.

        Under certain circumstances, this provision will make it more difficult for a person who would be an "interested stockholder" to effect certain business combinations with our Company for a three year period. This provision may encourage companies interested in acquiring us to negotiate in advance with our board of directors in order to avoid the stockholder approval requirement if our board of directors approves either the business combination or the transaction that results in the stockholder becoming an interested stockholder. These provisions also may have the effect of preventing changes in our board of directors and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests.

        These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Our second amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

        Our second amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a stockholder in our Company, you will be deemed to have notice of and have consented to the provisions of our second amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our second amended and restated certificate of incorporation may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Facilities

        Our corporate headquarters is in Tucker, Georgia. In addition, we have one leased sales office in Atlanta, Georgia and one owned office in Riverview, Florida. In addition, we are holding four of our owned properties for sale, with three in the Atlanta, Georgia metropolitan area and one in Winston-Salem, North Carolina. We operate our business through over 185 branches, across 41 states and the District of Columbia. The covered square footage of our warehouses is equal to an aggregate of approximately 6.1 million square feet. As of April 30, 2016, we owned 78 of our facilities, some of which were used as collateral to secure the First Lien Facility. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear.

        As of April 30, 2016, we operated 186 branches, a few with multiple facilities, located in the following locations:

Location	Number of Branches	Location	Number of Branches
Alabama	5	Missouri	5
Alaska	1	Montana	2
Arizona	2	Nebraska	2
Arkansas	3	Nevada	1
California	5	New Jersey	2
Colorado	6	New Mexico	5
Delaware	2	North Carolina	9
District of Columbia	1	North Dakota	3
Florida	10	Ohio	1
Georgia	16	Oklahoma	2
Hawaii	1	Oregon	5
Idaho	3	Pennsylvania	1
Illinois	4	South Carolina	9
Iowa	1	South Dakota	1
Kansas	1	Tennessee	4
Kentucky	3	Texas	15
Louisiana	1	Virginia	12
Maryland	6	Washington	10
Massachusetts	3	West Virginia	1
Michigan	10	Wisconsin	6
Minnesota	5	Wyoming	1

		Total	186

Item 3.    Legal Proceedings

        From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

        The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979, which have not materially impacted our financial condition or operating results. Since 2002, approximately 944 asbestos-related personal injury lawsuits have been brought and we vigorously defend against them. Of these, 855 have been dismissed without any payment by us, 21 are on deferred or inactive court dockets, 63 are pending and only 5 have been settled. In total, we have paid an aggregate of less than $300,000 in connection with these settlements. One of the pending cases is currently scheduled for trial later this year and is in the early stages of discovery. The complaint names one of our subsidiaries, along with multiple other parties, as a defendant and seeks unspecified damages. Despite our past experience, the amount, if any, required to resolve this matter may be significantly higher than amounts paid in prior settlements and could be material to us. We have not recorded a reserve, nor disclosed a potential range, for this matter because the amount of any exposure cannot be reasonably estimated at this time. See Item 1A, "Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties."

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock began trading on the NYSE under the symbol "GMS" on May 26, 2016. Before then, there was no public market for the Company's common stock.

        We used the net proceeds from our IPO together with cash on hand to repay $160.0 million principal amount of our term loan debt outstanding under the Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility.

        As of the close of business on June 30, 2016, there were 93 holders of record of the Company's common stock, which does not reflect those shares held beneficially or those shares held in "street" name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividend Policy

        No dividends were paid to stockholders during fiscal 2016 or fiscal 2015. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Most of the Company's indebtedness contains restrictions on the Company's activities, including paying dividends on its capital stock. See Note 8, "Long-Term Debt" of Part II, Item 8 of this Annual Report on Form 10-K. Any future determination relating to our dividend policy will be made at the discretion of the Company's board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,935,106	$12.37	1,126,721
Equity compensation plans not approved by security holders	—	—	—

Total	1,935,106	$12.37	1,126,721

Item 6.    Selected Financial Data

        The selected consolidated financial information of Successor presented below for the fiscal years ended April 30, 2016 and 2015, the one month ended April 30, 2014 and as of April 30, 2016 and 2015 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial information of Predecessor presented below for the eleven months ended March 31, 2014 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial information of Predecessor presented below for the fiscal years ended April 30, 2013 and 2012 and as of April 30, 2014, 2013 and 2012 has been derived from our consolidated financial statements not included in this Annual Report on Form 10-K.

        The historical results presented below are not necessarily indicative of the results to be expected for any future period. The following information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our financial statements and the notes thereto contained in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The selected operating data has been prepared on an unaudited basis.

	Successor			Predecessor
	Fiscal Year Ended April 30, 2016	Fiscal Year Ended April 30, 2015(1)	One Month Ended April 30, 2014	Eleven Months Ended March 31, 2014	Fiscal Year Ended April 30, 2013	Fiscal Year Ended April 30, 2012

	(in thousands, except share and per share data)
Statement of Operations Data:
Net sales	$1,858,182	$1,570,085	$127,332	$1,226,008	$1,161,610	$990,741
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,265,018	1,091,114	97,955	853,020	824,331	703,352

Gross profit	593,164	478,971	29,377	372,988	337,279	287,389

Operating expenses:
Selling, general and administrative expenses	470,035	396,155	46,052	352,930	295,289	274,193
Depreciation and amortization	64,215	64,165	6,336	12,253	11,627	8,319

Total operating expenses	534,250	460,320	52,388	365,183	306,916	282,512

Operating income (loss)	58,914	18,651	(23,011)	7,805	30,363	4,877
Other (expense) income:
Interest expense	(37,418)	(36,396)	(2,954)	(4,226)	(4,413)	(2,966)
Change in fair value of financial instruments	(19)	(2,494)	—	—	—	—
Change in fair value of mandatorily redeemable common shares(2)	—	—	—	(200,004)	(198,212)	(8,952)
Other income, net	3,671	1,916	149	2,187	1,169	1,507

Total other (expense), net	(33,766)	(36,974)	(2,805)	(202,043)	(201,456)	(10,411)

Income (loss) from continuing operations, before tax	25,148	(18,323)	(25,816)	(194,238)	(171,093)	(5,534)
Income tax expense (benefit)	12,584	(6,626)	(6,863)	6,623	11,534	2,658

Income (loss) from continuing operations, net of tax	12,564	(11,697)	(18,953)	(200,861)	(182,627)	(8,192)
Discontinued operations, net of tax	—	—	—	—	—	362

Net income (loss)	$12,564	$(11,697)	$(18,953)	$(200,861)	$(182,627)	$(7,830)

Weighted average shares outstanding:
Basic	32,799,098	32,450,401	32,341,751
Diluted	33,125,242	32,450,401	32,341,751
Net income (loss) per share:
Basic	$0.38	$(0.36)	$(0.59)
Diluted	$0.38	$(0.36)	$(0.59)

	Successor			Predecessor
	April 30, 2016	April 30, 2015(1)	April 30, 2014	April 30, 2013	April 30, 2012

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$19,072	$12,284	$32,662	$13,383	$9,113
Total assets	1,251,861	1,160,976	1,122,351	494,626	431,184
Total debt(6)	644,610	556,984	538,785	115,003	100,040
Total stockholders' equity (deficit)	311,160	299,572	299,434	(274,846)	(84,630)

	Successor			Predecessor
	Fiscal Year Ended April 30, 2016	Fiscal Year Ended April 30, 2015	One Month Ended April 30, 2014	Eleven Months Ended March 31, 2014	Fiscal Year Ended April 30, 2013	Fiscal Year Ended April 30, 2012

	(in thousands, except share and per share data)
Other Financial Data:
Adjusted EBITDA(3)	$150,276	$113,860	$8,372	$78,690	$57,511	$32,394
Adjusted EBITDA margin(3)	7.4%	6.7%	6.6%	6.4%	5.0%	3.3%
Working capital (at period end)(4)	262,115	220,196	247,469		197,960	172,101
Adjusted working capital (at period end)(5)	278,624	231,621	220,892		189,786	166,626

	Fiscal Year Ended
	April 30, 2016	April 30, 2015	April 30, 2014	April 30, 2013	April 30, 2012
Selected Operating Data:
Branches (at period end)	186	156	140	132	127
Employees (at period end)	3,934	3,088	2,621	2,405	2,226
Wallboard volume (million square feet)	2,843	2,328	2,088	1,850	1,588

(1)
Our financial statements for fiscal 2015 were revised as discussed in Note 1, "Basis of Presentation, Business and Summary of Significant Accounting Policies" of Part II, Item 8 of this Annual Report on Form 10-K. Fiscal 2015 amounts included in the table above reflect the revised balances for income tax expense (benefit), net (loss) income, net income (loss) per share on a basic and diluted basis, total stockholders' equity (deficit) and total assets.

(2)
Represents the change in fair value of mandatorily redeemable common shares of the Predecessor, all of which were acquired by the Company on April 1, 2014 in connection with the Acquisition. These shares had certain redemption features which provided that upon the death or disability of the shareholder or termination of his employment, Predecessor would be required to purchase these shares at their then current fair values. Pursuant to this provision, these shares were deemed to be mandatorily redeemable and, as such, were required to be reflected as a liability at their estimated fair values at the end of any reporting period. Changes in fair value are reflected as "Change in fair value of mandatorily redeemable common shares" on our consolidated statements of operations. Fair value was estimated based on commonly used valuation techniques. For additional details, see Note 9, "Predecessor Mandatorily Redeemable Common Shares" of Part II, Item 8 of this Annual Report on Form 10-K.

(3)
We report our financial results in accordance with GAAP. However, we present Adjusted EBITDA and Adjusted EBITDA margin, which are not recognized financial measures under GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is helpful in highlighting trends in our operating results, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments.

  In addition, we utilize Adjusted EBITDA in certain calculations under the ABL Facility and the First Lien Facility. The ABL Facility and the First Lien Facility permit us to make certain additional adjustments in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this Annual Report on Form 10-K. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Credit Facilities."

  You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

  We also include information concerning Adjusted EBITDA margin, which is calculated as Adjusted EBITDA divided by net sales. We present Adjusted EBITDA margin because it is used by management as a performance measure to judge the level of Adjusted EBITDA that is generated from net sales.

  Adjusted EBITDA and Adjusted EBITDA margin have their limitations as analytical tools and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

      •
      Adjusted EBITDA and Adjusted EBITDA margin do not reflect every expenditure, future requirements for capital expenditures or contractual commitments;

      •
      Adjusted EBITDA does not reflect changes in our working capital needs;

      •
      Adjusted EBITDA does not reflect the significant interest expense, or the amounts necessary to service interest or principal payments, on our outstanding debt;

      •
      Adjusted EBITDA does not reflect income tax expense and, because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate;

      •
      although depreciation and amortization are eliminated in the calculation of Adjusted EBITDA, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any costs of such replacements;

      •
      non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period; and

      •
      Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

  We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA and Adjusted EBITDA margin only as supplemental information.

  The following is a reconciliation of our net income (loss) to Adjusted EBITDA:

	Successor			Predecessor
	Fiscal Year Ended April 30, 2016	Fiscal Year Ended April 30, 2015(m)	One Month Ended April 30, 2014	Eleven Months Ended March 31, 2014	Fiscal Year Ended April 30, 2013	Fiscal Year Ended April 30, 2012

	(in thousands)
Net income (loss)	$12,564	$(11,697)	$(18,953)	$(200,861)	$(182,627)	$(7,830)
Discontinued operations, net of tax	—	—	—	—	—	(362)
Interest expense	37,418	36,396	2,954	4,226	4,413	2,966
Change in fair value of mandatorily redeemable shares	—	—	—	200,004	198,212	8,952
Interest income	(928)	(1,010)	(76)	(846)	(798)	(885)
Income tax expense (benefit)	12,584	(6,626)	(6,863)	6,623	11,534	2,658
Depreciation expense	26,667	32,208	3,818	12,224	11,665	7,840
Amortization expense	37,548	31,957	2,518	38	72	732

EBITDA	$125,853	$81,228	$(16,602)	$21,408	$42,471	$14,071

Executive compensation(a)	$—	$—	$20	$2,427	$13,420	$8,266
Stock appreciation rights expense(b)	1,988	2,268	80	1,288	1,061	253
Redeemable noncontrolling interests(c)	880	1,859	71	2,957	2,195	407
Equity-based compensation(d)	2,699	6,455	1	27	82	(154)
Acquisition related costs(e)	—	837	16,155	51,809	230	133
Severance, other costs related to discontinued operations and closed branches, and certain other costs(f)	379	413	—	—	(30)	(205)
Transaction costs (acquisitions and other)(g)	3,751	1,891	—	—	—	—
(Gain) loss on disposal of assets	(645)	1,089	170	(1,034)	(2,231)	(556)
Management fee to related party(h)	2,250	2,250	188	—	—	—
Effects of fair value adjustments to inventory(i)	1,009	5,012	8,289	—	—	—
Interest rate swap and cap mark-to-market(j)	19	2,494	—	(192)	313	—
Contributions from acquisitions(k)	12,093	8,064	—	—	—	—
Pension withdrawal(l)	—	—	—	—	—	10,179

Adjusted EBITDA	$150,276	$113,860	$8,372	$78,690	$57,511	$32,394

(a)
Represents compensation paid to certain executives who were majority owners prior to the Acquisition. Following the Acquisition, these executives' compensation agreements were amended and, going forward, we do not anticipate additional adjustments.

(b)
Represents non-cash compensation expenses related to stock appreciation rights agreements. For additional details regarding stock appreciation rights, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Subsidiary Equity-Based Deferred Compensation Arrangements."

(c)
Represents non-cash compensation expense related to changes in the redemption values of noncontrolling interests. For additional details regarding redeemable noncontrolling interests of our subsidiaries, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Subsidiary Equity-Based Deferred Compensation Arrangements."

(d)
Represents non-cash equity-based compensation expense related to the issuance of stock options.

(e)
Represents non-recurring expenses related specifically to the Acquisition, including fees to financial advisors, accountants, attorneys and other professionals as well as costs related to the retirement of corporate stock appreciation rights. Also included are one-time bonuses paid to certain employees in connection with the Acquisition.

(f)
Represents severance expenses, other costs related to discontinued operations and closed branches and certain other costs permitted in calculations under the ABL Facility and the First Lien Facility.

(g)
Represents one-time costs related to our initial public offering and acquisitions (other than the Acquisition) paid to third party advisors.

(h)
Represents management fees paid by us to our Sponsor. Following our initial public offering, our Sponsor no longer receives management fees from us.

(i)
Represents the non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value, primarily related to the Acquisition.

(j)
Represents the mark-to-market adjustments for certain financial instruments.

(k)
Represents earnings of acquired entities from the beginning of the periods presented to the date of such acquisition, as well as certain purchasing synergies and cost savings, as defined in and permitted by the ABL Facility and the First Lien Facility. Contributions from acquisitions are not reflected for periods prior to fiscal 2015.

(l)
Represents costs incurred in connection with withdrawal from a multi-employer pension plan.

(m)
Our financial statements for fiscal 2015 were revised as discussed in Note 1, "Basis of Presentation, Business, and Summary of Significant Accounting Policies" of Part II, Item 8 of this Annual Report on Form 10-K. Fiscal year ended April 30, 2015 amounts included in the table above reflect the revised balances for income tax expense (benefit) and net income (loss).
(4)
Current assets less current liabilities.

(5)
Adjusted working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding current maturities of long-term debt. Adjusted working capital is not a recognized term under GAAP and does not purport to be an alternative to working capital. Management believes that adjusted working capital is useful in analyzing the cash flow and working capital needs of the Company. We exclude cash and cash equivalents and current maturities of long-term debt to evaluate the investment in working capital required to support our business.

The following is a reconciliation from working capital, the most directly comparable financial measure under GAAP, to adjusted working capital as of the dates presented:

	April 30, 2016	April 30, 2015	April 30, 2014	April 30, 2013	April 30, 2012
	(in thousands)
Current assets	$482,690	$426,980	$390,005	$306,355	$270,809
Current liabilities	220,575	206,784	142,536	108,395	98,708

Working capital	$262,115	$220,196	$247,469	$197,960	$172,101
Cash and cash equivalents	(19,072)	(12,284)	(32,662)	(13,383)	(9,113)
Current maturities of long-term debt	35,581	23,709	6,085	5,209	3,638

Adjusted working capital	$278,624	$231,621	$220,892	$189,786	$166,626

(6)
Includes debt and capital lease obligations, net of unamortized discount and deferred financing costs.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

        On June 1, 2016, we completed our initial public offering, or IPO, of 8,050,000 shares of common stock at a price of $21.00 per share, including 1,050,000 shares of common stock that were issued as a result of the exercise in full by the underwriters an option to purchase additional shares to cover over-allotments. After underwriting discounts and commissions but before expenses, we received net proceeds from the initial public offering (the "IPO") of approximately $157.2 million. We used these proceeds together with cash on hand to repay $160.0 million principal amount of our term loan debt outstanding under our senior secured second lien term loan facility, or the Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility.

        On May 13, 2016, we amended and restated our certificate of incorporation to increase our authorized share count to 550,000,000 shares of stock, including 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a par value $0.01 per share and to split our common stock 10.158-for-1. Unless otherwise noted herein, historic share data has been adjusted to give effect to the stock split.

        Subsequent to April 30, 2016, we acquired Wall & Ceiling Supply Co., Inc. (Wall & Ceiling Supply) and Rockwise, LLC (Rockwise) for a total purchase price of approximately $26.3 million. Wall & Ceiling Supply and Rockwise distribute wallboard and related building materials from four locations in Washington, Arizona and Colorado. For the twelve months ended April 30, 2016, the combined companies generated approximately $35.2 million in net sales and the earnings of these entities would have contributed approximately $4.5 million to our Adjusted EBITDA for that period, including operating synergies.

Effect of the Acquisition

        On April 1, 2014, GMS Inc., or the Successor, acquired, through its wholly-owned entities, GYP Holdings II Corp. and GYP Holdings III Corp., all of the capital stock of Gypsum Management and Supply, Inc., or the Predecessor. Successor is majority owned by certain affiliates of AEA and certain of our other stockholders. We refer to this acquisition as the "Acquisition."

        As a result of the Acquisition, the financial information for the periods beginning on April 1, 2014, and through and including April 30, 2016, represents the consolidated financial statements of the Successor. The financial information for the period prior to, and including, March 31, 2014, represents the consolidated financial statements of the Predecessor. Due to the change in the basis of accounting resulting from the application of the acquisition method of accounting, the Predecessor's consolidated financial statements and the Successor's consolidated financial statements are not necessarily comparable. The new basis of accounting primarily impacted the values of our inventory, long-lived and indefinite-lived intangible assets, and resulted in increased depreciation and amortization expenses. The impact of the Acquisition also resulted in increased interest expense and increases in selling, general and administrative expenses. However, the change in basis resulting from the Acquisition did not impact net sales or Adjusted EBITDA and, for these metrics, we believe combining Predecessor and Successor results provides meaningful information. Accordingly, certain discussions below for net sales and Adjusted EBITDA present the combined results of the Predecessor and the Successor for the full year ended April 30, 2014. Such combination was performed by mathematical addition and is not a presentation made in accordance with GAAP, although we believe it provides a meaningful method of comparison for these two metrics. The combined net sales and Adjusted EBITDA data is being presented for informational purposes only. The combined operating results for these two metrics for the full year ended April 30, 2014 (i) have not been prepared on a pro forma basis as if the Acquisition occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Acquisition, (iii) may not be predictive of our future results of operations and (iv) should not be viewed as a substitute for the financial results of the Predecessor and the Successor presented in accordance with GAAP. For all other metrics, to the extent that the change in basis had a material impact on our results, we have disclosed such impact under "—Results of Operations."

Business Overview

        Founded in 1971, we are the leading North American distributor of wallboard and ceilings. Our core customer is the interior contractor, who typically installs wallboard, ceilings and our other interior construction products in commercial and residential buildings. As a leading specialty distributor, we serve as a critical link between our suppliers and a highly fragmented customer base of over 20,000 contractors. Our operating model combines a national platform with a local go-to-market strategy through over 185 branches across the country. We believe this combination enables us to generate economies of scale while maintaining the high service levels, entrepreneurial culture and customer intimacy of a local business.

        Our growth strategy entails taking market share within our existing footprint, expanding into new markets by opening new branches and strategic acquisitions. We expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships. Since the beginning of full year 2014, we have opened 21 new branches and we currently expect to open several new branches each year depending on market conditions. In addition, we will continue to selectively pursue tuck-in acquisitions and have a dedicated team of professionals to manage the process. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy.

Factors and Trends Affecting our Operating Results

General Economic Conditions and Outlook

        Our business is sensitive to changes in general economic conditions, including, in particular, conditions in the North American commercial construction and housing markets. The markets we serve are broadly categorized as commercial new construction, commercial R&R, residential new construction and residential R&R. We believe all four end markets are currently in an extended period of expansion following a deep and prolonged downturn.

        Our addressable commercial construction market is composed of a variety of commercial and institutional sub-segments with varying demand drivers. Our commercial markets include offices, hotels, retail stores and other commercial buildings, while our institutional markets include educational facilities, healthcare facilities, government buildings and other institutional facilities. The principal demand drivers across these markets include the overall economic outlook, the general business cycle, government spending, vacancy rates, employment trends, interest rates, availability of credit and demographic trends. Given the extreme depth of the last recession, despite the growth to date, activity in the commercial construction market remains well below average historical levels. According to Dodge Data & Analytics, new commercial construction put in place was 935 million square feet during the 2015 calendar year, which is an increase of 38% from 680 million square feet during the 2010 calendar year. However, new commercial construction activity remains well below historical levels. New commercial construction square footage put in place of 935 million square feet in 2015 would have needed to increase by 36% in order to achieve the historical market average of 1.3 billion square feet annually since 1970. We believe this represents a significant growth opportunity as activity continues to improve.

        We believe commercial R&R spending is typically more stable than new commercial construction activity. Commercial R&R spending is driven by a number of factors, including commercial real estate prices and rental rates, office vacancy rates, government spending and interest rates. Commercial R&R spending is also driven by commercial lease expirations and renewals, as well as tenant turnover. Such events often result in repair, reconfiguration and/or upgrading of existing commercial space. As such, the commercial R&R market has historically been less volatile than commercial new construction. While there is very limited third party data for commercial R&R spending, we believe spending in this end market is in a period of expansion.

        Residential construction activity is driven by a number of factors, including the overall economic outlook, employment, income growth, home prices, availability of mortgage financing, interest rates and consumer confidence, among others. According to the U.S. Census Bureau, U.S. housing starts reached 1.1 million in the 2015 calendar year, which is an increase of 10% from 2014 starts of 1.0 million. While housing starts increased for the sixth consecutive year in 2015, activity in the market remains well below historical levels. New residential housing starts of 1.1 million in 2015 would have needed to increase by 30% in order to reach their historical market average of 1.5 million annually since 1970.

        While residential R&R activity is typically more stable than new construction activity, we believe the prolonged period of under-investment during the recent downturn will result in above-average growth for the next several years. The primary drivers of residential R&R spending include changes in existing home prices, existing home sales, the average age of the housing stock, consumer confidence and interest rates. According to the U.S. Census Bureau, residential R&R spending, including repairs and improvements, reached $285.4 billion in the 2015 calendar year, which is an increase of 4.4% from $273.3 billion in 2014.

Seasonality and Inflation

        Our operating results are typically impacted by seasonality. Historically, sales of our products have been slightly higher in the first and second quarters of each fiscal year (covering the calendar months of May through October) due to favorable weather and longer daylight conditions during these periods. Seasonal variations in operating results may be impacted by inclement weather conditions, such as cold or wet weather, which can delay construction projects.

        We believe that our results of operations are not materially impacted by moderate changes in the economic inflation rate. In general, we have historically been successful in passing on price increases from our vendors to our customers in a timely manner, although there is no assurance that we can successfully do so in the future.

Acquisitions

        We complement our organic growth strategy with selective, tuck-in acquisitions. Since the beginning of full year 2014 through April 30, 2016, we completed 15 strategic acquisitions, of Dakota Gypsum, Sun Valley Supply, Inc., Contractors' Choice Supply, Inc., Drywall Supply, Inc., AllSouth Drywall Supply Company, Serrano Supply, Inc., Ohio Valley Building Products, LLC, J&B Materials, Inc., Tri-Cities Drywall & Supply Co., Badgerland Supply, Inc., Hathaway & Sons, Inc., Gypsum Supply Company, Robert N. Karpp Company, Inc., Professional Handling & Distribution, Inc. and M.R. Lee Building Materials, Inc. totaling 38 branches. We believe that significant opportunities exist to expand our geographic footprint by executing additional strategic acquisitions and we consistently strive to maintain an extensive and active acquisition pipeline. We are often evaluating several acquisition opportunities at any given time.

Debt Refinancings

        Amounts outstanding under our $175.0 million revolving credit agreement with certain financial institutions, or the 2010 Credit Facility, were repaid in conjunction with the Acquisition. At such time, we entered into the ABL Facility, the First Lien Facility and the Second Lien Facility. We refer to the First Lien Facility and the Second Lien Facility, together, as the "Term Loan Facilities." As a result of the higher debt levels following these refinancings, our interest expense increased during the full year ended April 30, 2014 and the fiscal years ended April 30, 2015 and 2016. See "—Our Credit Facilities" below.

Our Products

        The following is a summary of our net sales by product group for the fiscal years ended April 30, 2016 and 2015 and the full year ended April 30, 2014.

	Fiscal Year Ended April 30, 2016	% of Total	Fiscal Year Ended April 30, 2015	% of Total	Full Year Ended April 30, 2014(1)	% of Total
	(dollars in thousands)
Wallboard	$870,952	46.9%	$718,102	45.7%	$602,801	44.5%
Ceilings	297,110	16.0%	278,749	17.8%	256,999	19.0%
Steel Framing	281,340	15.1%	243,173	15.5%	216,538	16.0%
Other Products	408,780	22.0%	330,061	21.0%	277,002	20.5%

Total Net Sales	$1,858,182		$1,570,085		$1,353,340

(1)
Represents the combined results of the Predecessor and the Successor periods for the full year ended April 30, 2014. This combination was performed by mathematical addition and is not a presentation made in accordance with GAAP. However, we believe it provides a meaningful method of comparison of net sales for the full year ended April 30, 2014 to the fiscal years ended April 30, 2016 and 2015. Net sales accounts were not impacted by the Acquisition.

Results of Operations

Fiscal Years Ended April 30, 2016 (Fiscal 2016) and 2015 (Fiscal 2015)

        The following table summarizes key components of our results of operations for the fiscal years ended April 30, 2016 and 2015:

	Fiscal Year Ended April 30,
	2016	2015(1)
	(dollars in thousands)
Statement of operations data:
Net sales	$1,858,182	$1,570,085
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,265,018	1,091,114

Gross profit	593,164	478,971

Operating expenses:
Selling, general and administrative expenses	470,035	396,155
Depreciation and amortization	64,215	64,165

Total operating expenses	534,250	460,320

Operating income	58,914	18,651
Other (expense) income:
Interest expense	(37,418)	(36,396)
Change in fair value of financial instruments	(19)	(2,494)
Other income, net	3,671	1,916

Total other (expense), net	(33,766)	(36,974)

Income (loss) before tax	25,148	(18,323)
Income tax expense (benefit)	12,584	(6,626)

Net income (loss)	$12,564	$(11,697)

Non-GAAP measures:
Adjusted EBITDA(2)	$150,276	$113,860
Adjusted EBITDA margin(2)(3)	7.4%	6.7%

(1)
Our financial statements for fiscal 2015 were revised as discussed in Note 1, "Basis of Presentation, Business, and Summary of Significant Accounting Policies" of Part II, Item 8 of this Annual Report on Form 10-K. Fiscal year ended April 30, 2015 amounts included in the table above reflect the revised balances for income tax expense (benefit) and net income (loss).

(2)
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See Item 6, "Selected Financial Data," for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income (loss) and a description of why we believe these measures are important.

(3)
Our Adjusted EBITDA for fiscal 2016 includes approximately $12.1 million from entities acquired during fiscal 2016 for the period prior to the date of acquisition of such entities, as defined in and permitted by the ABL Facility and the Term Loan Facilities. Our Adjusted EBITDA for fiscal 2015 includes $8.1 million from entities acquired in fiscal 2015 for the period prior to the date of acquisition of such entities, as defined in and permitted by the ABL Facility and the Term Loan Facilities. However, Adjusted EBITDA margin, which is calculated as a percentage of net sales, excludes this $12.1 million and $8.1 million adjustment for fiscal 2016 and fiscal 2015, respectively, to be consistent with our calculation of net sales for the same period.

Net Sales

        Net sales of $1,858.2 million for the fiscal year ended April 30, 2016 increased $288.1 million, or 18.3%, from $1,570.1 million for the fiscal year ended April 30, 2015. Our performance in the fiscal year ended April 30, 2016 was strong as our sales increased across all product categories. In the fiscal year ended April 30, 2016, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $152.8 million, or 21.3%, compared to the fiscal year ended April 30, 2015. The increase in wallboard sales was a result of a 22.1% increase in unit volume primarily driven by greater end market demand, market share gains and the impact of acquisitions, partially offset by a 0.7% decrease in pricing. In addition, in the fiscal year ended April 30, 2016, our ceiling sales increased $18.4 million, or 6.6%, from the fiscal year ended April 30, 2015, and steel framing sales increased $38.2 million, or 15.7%. Ceiling and steel framing sales increased primarily as a result of increases in commercial construction activity. For the fiscal year ended April 30, 2016, our other products sales category, which includes tools, insulation, joint treatment and various other products, increased $78.7 million, or 23.8%, compared to the fiscal year ended April 30, 2015.

        From February 1, 2014 through April 30, 2016, we have completed 13 acquisitions, totaling 36 branches. These acquisitions contributed $215.8 million and $44.4 million to our net sales in fiscal 2016 and fiscal 2015, respectively. Excluding these acquired sites, for fiscal 2016 and fiscal 2015, our base business net sales increased $116.7 million, or 7.6%, compared to the fiscal year ended April 30, 2015. The overall increase in our base business net sales reflected the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction, coupled with market share gains.

        In addition, our base business improved through the addition of 14 new greenfield branches opened, which contributed $57.3 million to our base business net sales in the fiscal year ended April 30, 2016 while the nine new greenfield branches opened in fiscal 2015 contributed $21.3 million to our base business net sales for the fiscal year ended April 30, 2015.

        The following table breaks out our consolidated net sales into the base business component and the excluded component, which consist of recently acquired branches, as shown below:

	Fiscal Year Ended April 30,
(Unaudited)	2016	2015
	(dollars in thousands)
Base business net sales	$1,642,376	$1,525,705
Recently acquired net sales (excluded from base business)	215,806	44,380

Total net sales	$1,858,182	$1,570,085

        When calculating our "base business" results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 1, 2014 and April 30, 2016 will be excluded from base business net sales for any period during fiscal 2016.

        We have excluded the following acquisitions from the base business for the periods identified:

Acquisition	Acquisition Date	Branches Acquired	Periods Excluded
Contractors' Choice Supply, Inc. (TX)	August 2014	1	August 2014 - April 2016
Drywall Supply, Inc. (NE)	October 2014	2	October 2014 - April 2016
AllSouth Drywall Supply Company (GA)	November 2014	1	November 2014 - April 2016
Serrano Supply, Inc. (IA)	February 2015	1	February 2015 - April 2016
Ohio Valley Building Products, LLC (WV)	February 2015	1	February 2015 - April 2016
J&B Materials, Inc. (CA, HI)	March 2015	5	March 2015 - April 2016
Tri-Cities Drywall & Supply Co. (WA)	September 2015	1	September 2015 - April 2016
Badgerland Supply, Inc. (WI, IL)	November 2015	6	November 2015 - April 2016
Hathaway & Sons, Inc. (CA)	November 2015	1	November 2015 - April 2016
Gypsum Supply Company (MI, OH)	January 2016	11	January 2016 - April 2016
Robert N. Karpp Company, Inc. (MA)	February 2016	3	February 2016 - April 2016
Professional Handling & Distribution, Inc. (IL)	February 2016	2	February 2016 - April 2016
M.R. Lee Building Materials, Inc. (IL)	April 2016	1	April 2016

Gross Profit and Gross Margin

        Gross profit was $593.2 million for the fiscal year ended April 30, 2016 compared to $479.0 million for the fiscal year ended April 30, 2015. The increase in gross profit was due to $288.1 million in additional sales, partially offset by a $173.9 million increase in cost of sales. Gross margin on net sales increased to 31.9% for the fiscal year ended April 30, 2016 from 30.5% for the fiscal year ended April 30, 2015 primarily as the result of improved product margins and mix. Our gross margin for the fiscal year ended April 30, 2015 was negatively impacted by 29 basis points due to the increase in cost of sales of $4.5 million related to a purchase accounting adjustment related to the Acquisition. This fair value adjustment increased our cost of sales as the increase in inventory value was recorded over the average inventory turnover period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Our selling, general and administrative expenses increased $73.9 million, or 18.6%, to $470.0 million for the fiscal year ended April 30, 2016 from $396.2 million for the fiscal year ended April 30, 2015. This increase was due to increases in warehouse expense of $10.7 million, of which $4.8 million was related to payroll; delivery expense of $30.7 million, of which $21.1 million was related to payroll and $6.2 million was related to equipment rental cost increases; and increases in branch and corporate general and administrative expenses of $32.4 million, of which $17.4 million was related to payroll, $7.5 million was related to employee benefits, $4.1 million was related to increases in real estate rental expense and $1.9 million was related to the costs of acquisitions and our initial public offering. The increases in payroll and payroll related costs were primarily due to increased headcount, which was due to the increase in delivered volume, acquisitions and the expansion of the Yard Support Center. Selling, general and administrative expenses were 25.3% and 25.2% of our net sales for the fiscal years ended April 30, 2016 and 2015, respectively.

Depreciation and Amortization Expense

        Depreciation and amortization expense was $64.2 million for each of the fiscal years ended April 30, 2016 and 2015. Depreciation expense decreased by $5.5 million, due to assets becoming fully depreciated but was fully offset by an increase in amortization of acquired definite lived intangible assets of $5.5 million. The definite lived intangible assets primarily consists of customer relationships obtained from acquisitions during fiscal 2016 and fiscal 2015.

Other Expense

        Other expense consists primarily of interest expense associated with our debt, interest income and miscellaneous non-operating income.

        Interest expense increased by $1.0 million to $37.4 million in the fiscal year ended April 30, 2016 from $36.4 million for the fiscal year ended April 30, 2015. The Term Loan Facilities had a balance of $542.2 million and $546.1 million as of April 30, 2016 and 2015, respectively. See "—Our Credit Facilities." Interest expense of $31.3 million and $31.3 million related to the Term Loan Facilities was recognized for fiscal 2016 and fiscal 2015, respectively. Cash paid for interest on the First Lien Facility was $18.5 million and $18.7 million in the fiscal years ended April 30, 2016 and 2015, respectively. Cash paid for interest on the Second Lien Facility was $13.6 million and $11.5 million in the fiscal years ended April 30, 2016 and 2015, respectively. As discussed in "—Recent Events" we fully repaid the Second Lien Facility using net proceeds from our IPO. The ABL Facility, which was entered into in connection with the Acquisition, had a $101.9 million and $17.0 million outstanding balance as of April 30, 2016 and 2015, respectively, and interest expense of $2.0 million and $1.2 million for fiscal 2016 and fiscal 2015, respectively. Other interest expense incurred in fiscal 2016 and fiscal 2015 was $4.1 million and $3.9 million, respectively, primarily consisting of interest expense related to capitalized leases and deferred financing costs and discounts amortized to interest expense.

Income Tax Expense (Benefit)

        Income tax expense was $12.6 million for the fiscal year ended April 30, 2016 compared to an income tax benefit of $6.6 million for the fiscal year ended April 30, 2015. This $19.2 million increase in income tax expense was primarily the result of an increase in taxable income due to higher profitability. Our effective tax rate was 50.0% and 36.2% for the fiscal years ended April 30, 2016 and 2015, respectively. The increase in the rate from the fiscal year ended April 30, 2015 to the fiscal year ended April 30, 2016 is due to the generation of pre-tax operating profit. The effective tax rate of 50.0% varies from the federal and state blended statutory rate of approximately 38.1%. This variance was driven primarily by the non-deductibility of interest expense and specific intangible asset amortization in certain states, which increased the effective rate by 5.2%. The remainder of the variance was related to other permanent non-deductible items, including meals and entertainment, certain transaction costs, and liabilities to noncontrolling interest holders.

Net Income (Loss)

        Net income of $12.6 million for the fiscal year ended April 30, 2016 increased $24.3 million from our net loss of $11.7 million for the fiscal year ended April 30, 2015. The net income of $12.6 million for the fiscal year ended April 30, 2016 was comprised of operating profit of $58.9 million, interest expense of $37.4 million, other income of $3.7 million and income tax expense of $12.6 million. The net loss of $11.7 million for the fiscal year ended April 30, 2015 was comprised of operating profit of $18.7 million, interest expense of $36.4 million, decrease in the fair value of financial instruments of $2.5 million, other income of $1.9 million and income tax benefit of $6.6 million.

Adjusted EBITDA

        Adjusted EBITDA of $150.3 million for the fiscal year ended April 30, 2016 increased $36.4 million, or 32.0%, from our Adjusted EBITDA of $113.9 million for the fiscal year ended April 30, 2015. The increase in Adjusted EBITDA was primarily due to increased profitability on higher net sales during the fiscal year ended April 30, 2016, which was partially offset by increases in variable costs to support the increased sales volumes. These variable costs include warehouse and delivery costs and other variable compensation.

Fiscal Year Ended April 30, 2015 (Fiscal 2015), One Month Ended April 30, 2014 (Fiscal 2014 Successor Period) and Eleven Months Ended March 31, 2014 (Fiscal 2014 Predecessor Period)

        The following table summarizes key components of our results of operations for the fiscal year ended April 30, 2015, the one month ended April 30, 2014 and the eleven months ended March 31, 2014:

	Successor	Successor	Predecessor
	Fiscal Year Ended April 30, 2015(1)	One Month Ended April 30, 2014	Eleven Months Ended March 31, 2014
	(dollars in thousands)
Statement of operations data:
Net sales	$1,570,085	$127,332	$1,226,008
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,091,114	97,955	853,020

Gross profit	478,971	29,377	372,988

Operating expenses:
Selling, general and administrative expenses	396,155	46,052	352,930
Depreciation and amortization	64,165	6,336	12,253

Total operating expenses	460,320	52,388	365,183

Operating income (loss)	18,651	(23,011)	7,805
Other (expense) income:
Interest expense	(36,396)	(2,954)	(4,226)
Change in fair value of financial instruments	(2,494)	—	—
Change in fair value of mandatorily redeemable common shares(2)	—	—	(200,004)
Other income, net	1,916	149	2,187

Total other (expense), net	(36,974)	(2,805)	(202,043)

(Loss) before tax	(18,323)	(25,816)	(194,238)
Income tax (benefit) expense	(6,626)	(6,863)	6,623

Net (loss)	$(11,697)	$(18,953)	$(200,861)

Non-GAAP measures:
Adjusted EBITDA(3)	$113,860	$8,372	$78,690
Adjusted EBITDA margin(3)(4)	6.7%	6.6%	6.4%

(1)
Our financial statements for fiscal 2015 were revised as discussed in Note 1, "Basis of Presentation, Business, and Summary of Significant Accounting Policies" of Part II, Item 8 of this Annual Report on Form 10-K. Fiscal year ended April 30, 2015 amounts included in the table above reflect the revised balances for income tax (benefit) expense and net (loss).

(2)
Represents the change in fair value of mandatorily redeemable common shares of the Predecessor, all of which were acquired by the Company on April 1, 2014 in connection with the Acquisition. These shares had certain redemption features which provided that upon the death or disability of the shareholder or termination of his employment, Predecessor would be required to purchase these shares at their then current fair values. Pursuant to this provision, these shares were deemed to be mandatorily redeemable and, as such, were required to be reflected as a liability at their estimated fair values at the end of any reporting period. Changes in fair value are reflected as "Change in fair value of mandatorily redeemable common shares" on our consolidated statements of operations. Fair value was estimated based on commonly used valuation techniques. For additional details, see Note 9, "Predecessor Mandatorily Redeemable Common Shares" of Part II, Item 8 of this Annual Report on Form 10-K.

(3)
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See Item 6, "Selected Financial Data," for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income (loss) and a description of why we believe these measures are important.

(4)
Our Adjusted EBITDA for fiscal 2015 includes approximately $8.1 million from entities acquired in fiscal 2015 for the period prior to the date of acquisition of such entities, as defined in and permitted by the ABL Facility and the Term Loan Facilities. However, Adjusted EBITDA margin, which is calculated as a percentage of net sales, excludes this $8.1 million adjustment for fiscal 2015 to be consistent with our calculation of net sales for the same period.

Net Sales

        Net sales of $1,570.1 million for the fiscal year ended April 30, 2015 increased $216.7 million, or 16.0%, from $1,353.3 million for the full year ended April 30, 2014. Our performance in fiscal 2015 was strong as our sales increased across all product categories. In fiscal 2015, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $115.3 million, or 19.1% from the full year ended April 30, 2014, primarily as a result of a 6.9% increase in product prices and an 11.5% increase in unit volume. In addition, in fiscal 2015, our ceiling sales increased $21.8 million, or 8.5%, from the full year ended April 30, 2014, and steel framing sales increased $26.6 million, or 12.3%. Ceiling and steel framing sales are primarily driven by commercial construction activity.

        During the fiscal year ended April 30, 2015, we completed six acquisitions, totaling 11 branches. During the full year ended April 30, 2014, we completed two acquisitions, totaling two branches. These acquisitions contributed $71.0 million and $14.1 million to our net sales in fiscal 2015 and the full year 2014, respectively. Excluding the sites we acquired in fiscal 2015 and full year 2014, our base business net sales increased 11.9% compared to the full year ended April 30, 2014. When calculating our "base business" results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. The overall increase in our base business net sales for fiscal 2015 reflected the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction, coupled with market share gains attributed to continued improvements in customer service levels. In addition, our base business improved through the addition of nine new branches opened in fiscal 2015. These new branches contributed $21.3 million to our base business net sales in fiscal 2015.

        The following table breaks out our consolidated net sales into the base business component and the excluded components, which are the recently acquired branches excluded from the base business:

(Unaudited)	Fiscal Year Ended April 30, 2015	Full Year Ended April 30, 2014
	(dollars in thousands)
Base business net sales	$1,499,036	$1,339,228
Recently acquired net sales (excluded from base business)	71,049	14,112

Total net sales	$1,570,085	$1,353,340

        We have excluded the following acquisitions from the base business for the periods identified:

Acquisition	Acquisition Date	Branches Acquired	Periods Excluded
Dakota Gypsum (ND)	August 2013	1	August 2013 - April 2015
Sun Valley Supply, Inc. (AZ)	August 2013	1	August 2013 - April 2015
Contractors' Choice Supply, Inc. (TX)	August 2014	1	August 2014 - April 2015
Drywall Supply, Inc. (NE)	October 2014	2	October 2014 - April 2015
AllSouth Drywall Supply Company (GA)	November 2014	1	November 2014 - April 2015
Serrano Supply, Inc. (IA)	February 2015	1	February 2015 - April 2015
Ohio Valley Building Products, LLC (WV)	February 2015	1	February 2015 - April 2015
J&B Materials, Inc. (CA, HI)	March 2015	5	March 2015 - April 2015

Gross Profit and Gross Margin

        Gross profit was $479.0 million for the fiscal year ended April 30, 2015. Gross profit during the one month ended April 30, 2014 and the eleven months ended March 31, 2014 was $29.4 million and $373.0 million, respectively. As a result of the Acquisition, we applied the acquisition method of accounting and increased the value of our inventory by $12.8 million as of April 1, 2014. This adjustment increased our cost of sales during the fiscal year ended April 30, 2015 and the one month ended April 30, 2014 by $4.5 million and $8.3 million, respectively, as the related inventory was sold. Gross margin on net sales was 30.5% for the fiscal year ended April 30, 2015. Our gross margin on net sales during the one month ended April 30, 2014 and the eleven months ended March 31, 2014 was 23.1% and 30.4%, respectively. The purchase accounting adjustments to cost of sales negatively impacted our gross margin on net sales during the fiscal year ended April 30, 2015 and the one month ended April 30, 2014 by 29 basis points and 652 basis points, respectively. The favorable gross profit in fiscal 2015 was primarily the result of increased volumes and higher pricing, partially offset by higher cost of sales.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Our selling, general and administrative expenses were $396.2 million for the fiscal year ended April 30, 2015. For the one month ended April 30, 2014 and the eleven months ended March 31, 2014, selling, general and administrative expenses were $46.1 million and $352.9 million, respectively. With respect to costs related to the Acquisition, $16.2 million and $51.8 million were included in selling, general and administrative expenses for the one month ended April 30, 2014 and the eleven months ended March 31, 2014, respectively. Selling, general and administrative expenses were $399.0 million for the full year 2014. Excluding costs related to the Acquisition, these expenses were $331.0 million. Excluding the Acquisition related costs, selling, general and administrative expenses increased $65.2 million, or 19.7%, to $396.2 million for the fiscal year ended April 30, 2015. This increase was due to increases in warehouse expense of $3.3 million, of which $2.0 million was related to payroll; delivery expense of $18.9 million, of which $11.8 million was related to payroll; and increases in branch and corporate general and administrative expenses of $43.0 million, of which $24.1 million was related to payroll. The increases in payroll and payroll related costs were primarily due to increased headcount, which was due to the increase in delivered volume, acquisitions and the expansion of the yard support center. Selling, general and administrative expenses were 25.2%, 36.2% and 28.8% of our net sales during the fiscal year ended April 30, 2015, the one month ended April 30, 2014 and the eleven months ended March 31, 2014, respectively. Costs related to the Acquisition increased the percentage for the one month ended April 30, 2014 and the eleven months ended March 31, 2014 by 1,272 basis points and 423 basis points, respectively.

Depreciation and Amortization Expenses

        Depreciation and amortization expenses were $64.2 million for the fiscal year ended April 30, 2015. For the one month ended April 30, 2014 and the eleven months ended March 31, 2014, depreciation and amortization expenses were $6.3 million and $12.3 million, respectively. As a result of the application of purchase accounting, at

April 1, 2014, we increased the values of certain long-lived assets, including property and equipment. The impact of such adjustments increased depreciation expenses during the fiscal year ended April 30, 2015 and the one month ended April 30, 2014 by $16.4 million and $2.6 million, respectively. Amortization of definite-lived intangibles for the fiscal year ended April 30, 2015 was $32.0 million and was comprised of amortization on intangible assets acquired in the AEA Transaction. Amortization expenses for the one month ended April 30, 2014 was $2.5 million, representing one month of expense for the acquired intangibles.

Other Expense

        Other expense primarily consists of interest expense associated with our debt, interest income, miscellaneous non-operating income and the change in fair value associated with the mandatorily redeemable common shares of Predecessor.

        Interest expense was $36.4 million in the fiscal year ended April 30, 2015. For the one month ended April 30, 2014 and the eleven months ended March 31, 2014, interest expense was $3.0 million and $4.2 million, respectively. Our interest expense increased, subsequent to the Acquisition closing date, as a result of the incurrence of the term loan debt in connection with the Acquisition. Amounts outstanding under our $175.0 million 2010 Credit Facility were fully repaid with the proceeds of the Term Loan Facilities. See "—Our Credit Facilities." The Term Loan Facilities had a balance of $546.1 million and $550.0 million as of April 30, 2015 and 2014, respectively. Interest expense of $31.3 million and $2.6 million related to the Term Loan Facilities was recognized for the fiscal year ended April 30, 2015 and the one month ended April 30, 2014, respectively. The ABL Facility, which was entered into in connection with the Acquisition, had a balance of $17.0 million as of April 30, 2015 and interest expense of $1.2 million for the fiscal year ended April 30, 2015. Other interest expense incurred in the fiscal year ended April 30, 2015 was $3.9 million, primarily related to deferred financing costs and discounts amortized to interest expense.

        Because Predecessor common stock included features that required Predecessor to redeem such shares upon the death or termination of employment with Predecessor by the shareholder, we reflected the change in such fair value as a non-operating charge in our consolidated statements of operations for the eleven months ended March 31, 2014. This non-cash charge was $200.0 million for the eleven months ended March 31, 2014. The change in the fair value of mandatorily redeemable common shares was attributable to appreciation of the value of the common shares. On April 1, 2014, all outstanding shares were acquired in the Acquisition. See Note 9, "Predecessor Mandatorily Redeemable Common Shares" of Part II, Item 8 of this Annual Report on Form 10-K.

Income Tax (Benefit) Expense

        Income tax benefit was $6.6 million for the fiscal year ended April 30, 2015. For the one month ended April 30, 2014, we recorded an income tax benefit of $6.9 million. For the eleven months ended March 31, 2014, we recorded an income tax expense of $6.6 million. We recorded valuation allowances of $0.1 million, $1.3 million and $1.4 million in the fiscal year ended April 30, 2015, the one month ended April 30, 2014 and the eleven months ended March 31, 2014, respectively. Our effective tax rate was 36.2%, 26.6% and 3.4% for the fiscal year ended April 30, 2015, the one month ended April 30, 2014 and the eleven months ended March 31, 2014, respectively. Tax (benefit) expense for the one month ended April 30, 2014 and the eleven months ended March 31, 2014 differs from the statutory rate due to non-deductible charges related to non-deductible Acquisition-related transaction costs, state taxes and other permanent items. For the eleven months ended March 31, 2014, the primary drivers of the effective rate of 3.4% (or tax expense of $6.6 million) were $70.0 million of change in fair value of mandatorily redeemable common shares, $1.4 million in state income taxes, $2.2 million in non-deductible Acquisition-related transaction costs and $0.1 million of other permanent differences offset by $68.0 million of tax at the statutory rate.

Net Loss

        Net loss was $11.7 million, $19.0 million and $200.9 million, for the fiscal year ended April 30, 2015, the one month ended April 30, 2014 and the eleven months ended March 31, 2014, respectively. The net loss of

$11.7 million for the fiscal year ended April 30, 2015 was comprised of operating profit of $18.7 million, interest expense of $36.4 million, decrease in the fair value of financial instruments of $2.5 million, other income of $1.9 million and income tax benefit of $6.6 million. The net loss of $19.0 million for the one month ended April 30, 2014 was comprised of operating loss of $23.0 million, interest expense of $3.0 million, other income of $0.2 million and income tax benefit of $6.9 million. The net loss of $200.9 million for the eleven months ended March 31, 2014 was comprised of operating income of $7.8 million, interest expense of $4.2 million, increase in the fair value of mandatorily redeemable common shares of $200.0 million, other income of $2.2 million and income tax expense of $6.6 million.

Adjusted EBITDA

        Adjusted EBITDA of $113.9 million for the fiscal year ended April 30, 2015 increased $26.8 million, or 30.8%, from our Adjusted EBITDA of $87.1 million for the full year ended April 30, 2014. Excluding $8.1 million in contributions from acquisitions for the pre-acquisition period, Adjusted EBITDA margin increased approximately 31 basis points to 6.7% in the fiscal year ended April 30, 2015, compared to 6.4% in the full year ended April 30, 2014. The increase in Adjusted EBITDA was primarily due to increased profitability on higher net sales during the fiscal year ended April 30, 2015, which was partially offset by increases in variable costs to support the increased sales volumes. These variable costs include warehouse and delivery costs and other variable compensation. Additionally, expenses at our Yard Support Center increased approximately $4.5 million in fiscal 2015, primarily due to higher payroll and payroll related costs associated with an increase in corporate headcount and higher incentive compensation expense associated with our strong financial performance. See "—Non-GAAP Financial Measures" for more information and for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.

Liquidity and Capital Resources

Summary

        We depend on cash flow from operations, cash on hand and funds available under the ABL Facility to finance working capital needs and capital expenditures. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our strategies, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.

        In February 2016, we amended our ABL Facility to exercise the $100.0 million accordion feature of the ABL Facility which increased the aggregate revolving commitments from $200.0 million to $300.0 million and increased the sublimit for same day swing line borrowings from $20.0 million to $30.0 million. The other terms of the ABL Facility remain unchanged.

        As of April 30, 2016, we had available borrowing capacity of approximately $187.2 million under our $300.0 million ABL Facility, after giving effect to the amendment to the ABL Facility. For a summary of selected terms of the ABL Facility and other indebtedness, see "—Our Credit Facilities."

        During the fiscal years ended April 30, 2016 and 2015, our use of cash was primarily driven by our investing activities, particularly our investments in acquisitions and property and equipment for our operating facilities.

        As discussed in "—Recent Events" we repaid the Second Lien Term Loan using proceeds from our Initial Public Offering.

Treasury Stock

        In the fiscal year ended April 30, 2016, we repurchased 394,577 shares of our common stock at a cost of $5.8 million in connection with our separation agreement with a former employee. We then reissued these shares for proceeds of $4.9 million. The difference between the cost of the treasury stock and the proceeds from its reissuance was accounted for, using the "cost" method, as an increase to accumulated deficit of $1.0 million. We do not have plans to repurchase a significant number of shares in the near future.

Cash Flows

        A summary of our operating, investing and financing activities is shown in the following table:

	Successor			Predecessor
	Fiscal Year Ended April 30, 2016	Fiscal Year Ended April 30, 2015	One Month Ended April 30, 2014	Eleven Months Ended March 31, 2014
	(in thousands)
Cash flows
Cash flows provided by (used in) operating activities	$47,747	$48,023	$(14,925)	$36,059
Cash flows used in investing activities	(111,442)	(81,466)	(703,300)	(8,371)
Cash flows provided by (used in) financing activities	70,483	13,065	750,887	(16,946)

Increase (decrease) in cash and cash equivalents	$6,788	$(20,378)	$32,662	$10,742

Operating Activities

        Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, equity-based compensation, deferred taxes and the effects of changes in operating assets and liabilities, which were primarily the changes in working capital discussed above.

        Net cash provided by operating activities was $47.7 million for the fiscal year ended April 30, 2016. This cash provided by operating activities was the result of net income of $12.6 million, non-cash adjustments of $70.8 million, including depreciation and amortization of $67.7 million, and changes in current assets and liabilities of $11.8 million, partially offset by cash used for primary working capital of $27.0 million, primarily driven by an increase in trade accounts and notes receivable, and deferred tax benefits of $20.5 million.

        Net cash provided by operating activities was $48.0 million for the fiscal year ended April 30, 2015. This primarily consisted of non-cash charges of $81.0 million, including depreciation and amortization of $67.5 million, combined with changes in current assets and liabilities of $20.3 million, partially offset by a net loss of $11.7 million, deferred tax benefits of $21.7 million and changes in primary working capital of $19.9 million, which was necessary to support the sales increases in the fiscal year ended April 30, 2015 as well as the addition of acquired businesses and new branches.

        Net cash used in operating activities was $14.9 million in the one month ended April 30, 2014, which primarily consisted of a net loss of $19.0 million and deferred tax benefits of $6.9 million, partially offset by non-cash charges of $7.8 million, including depreciation and amortization of $6.6 million, combined with changes in current assets and liabilities of $3.2 million. In the eleven months ended March 31, 2014, cash provided by operating activities of $36.1 million was primarily driven by non-cash charges of $214.7 million, including the change in fair value of mandatorily redeemable common shares of $200.0 million and depreciation and amortization of $12.8 million, combined with changes in current assets and liabilities of $57.0 million including approximately $48.9 million in costs associated with the Acquisition, partially offset by a net loss of $200.9 million, deferred tax benefits of $7.1 million and changes in primary working capital of $27.6 million.

Investing Activities

        Net cash used in investing activities consists primarily of cash used for acquisitions; investments in our facilities including purchases of land, buildings, and leasehold improvements; and purchases of fleet assets, IT, and other equipment. We present this figure net of proceeds from asset sales which typically relate to sales of our fleet assets and assets held for sale.

        In the fiscal year ended April 30, 2016, net cash used in investing activities was $111.4 million, net of $9.8 million in proceeds from asset sales. This amount consisted of $113.6 million used to acquire seven businesses, $2.5 million of facilities expenditures consisting of building and leasehold improvements, and $5.1 million of other capital expenditures in fiscal 2016.

        In the fiscal year ended April 30, 2015, net cash used in investing activities was $81.5 million, net of $3.8 million in proceeds from asset sales. This amount consisted of $66.7 million used to acquire six businesses, $4.6 million used to acquire an interest rate cap (see Note 1, "Basis of Presentation, Business and Summary of Significant Accounting Policies" of Part II, Item 8 of this Annual Report on Form 10-K), $10.1 million of facilities expenditures and $3.8 million of other capital expenditures. Our facilities expenditures included investments made to purchase land and warehouses for the purpose of relocating and optimizing branches in Atlanta, Georgia and Milton, Florida and leasehold improvements associated with the relocation of our corporate headquarters.

        During the one month ended April 30, 2014, net cash used in investing activities was $703.3 million. Of this amount, $703.0 million was used in the Acquisition.

        During the eleven months ended March 31, 2014, net cash used in investing activities was $8.4 million, net of $4.4 million in proceeds from asset sales. This amount consisted of $5.0 million used to acquire two businesses, $3.8 million in facilities expenditures and $3.9 million of other capital expenditures. Our facilities expenditures included investments made to purchase land and warehouses for the purpose of relocating and optimizing branches in Winston-Salem, North Carolina and Duluth, Georgia.

        Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our fiscal 2017 capital expenditures to be approximately $8.0 million to $10.0 million (excluding acquisitions) primarily related to fleet and equipment purchases, facilities and IT investments to support our operations.

Financing Activities

        Cash provided by, or used in, financing activities consists primarily of borrowings and related repayments under our credit agreements, as well as repayments of capital lease obligations and proceeds from the sales of equity.

        Net cash provided by financing activities was $70.5 million for the fiscal year ended April 30, 2016, consisting primarily of net borrowings from the ABL Facility of $85.0 million and proceeds from stock option exercises of $5.4 million, offset by payments of contingent consideration of $6.6 million, principal payments on long-term debt and capital lease obligations of $8.2 million, stock repurchases of $4.7 million after giving effect to the exercise of certain options and the repurchase of the related shares and debt issuance costs of $0.4 million incurred in connection with the exercise of the accordion feature of the ABL Facility

        Net cash provided by financing activities was $13.1 million for the fiscal year ended April 30, 2015, consisting primarily of net borrowings from the ABL Facility of $17.0 million. In the one month ended April 30, 2014, cash provided from financing activities was $750.9 million, which consisted of $546.5 million (net of original issue discount) received from the issuance of debt under the Term Loan Facilities and $224.1 million received from the sales of our common stock as a result of the Acquisition. In the eleven months ended March 31, 2014, cash used in financing activities of $16.9 million primarily consisted of net cash repayments on the 2010 Credit Facility of $13.8 million. For the fiscal year ended April 30, 2013, cash provided by financing activities of $5.4 million primarily consisted of borrowings of $9.5 million on the 2010 Credit Facility, partially offset by principal payments on long-term debt and capital lease obligations.

Adjusted Working Capital

        Adjusted working capital is an important measurement that we use in determining the efficiencies of our operations and our ability to readily convert assets into cash. Adjusted working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding current maturities of long-term debt. The material components of adjusted working capital for us include accounts receivable, inventory and accounts payable. Management of our adjusted working capital helps to ensure we can maximize our return and continue to invest in our operations for future growth. Comparing our adjusted working capital to that of other companies in our industry may be difficult, as other companies may calculate adjusted working capital differently than we do. A summary of working capital and adjusted working capital as of April 30, 2016, 2015 and 2014 is shown in the following table:

	April 30, 2016	April 30, 2015	April 30, 2014
	(in thousands)
Trade accounts and notes receivable, net of allowances	$270,257	$214,321	$188,612
Inventories, net	165,766	147,603	135,309
Accounts payable	(91,500)	(77,834)	(70,106)

	344,523	284,090	253,815
Other current assets	46,667	65,056	66,084
Other current liabilities	(129,075)	(128,950)	(72,430)

Working capital	$262,115	$220,196	$247,469

Cash and cash equivalents	(19,072)	(12,284)	(32,662)
Current maturities of long term debt	35,581	23,709	6,085

Adjusted working capital	$278,624	$231,621	$220,892

        Our adjusted working capital increased by $47.0 million from April 30, 2015 to April 30, 2016 as a result of an increase in working capital of $41.9 million and current maturities of long term debt of $11.9 million, offset by a $6.8 million increase in cash and cash equivalents. Working capital increased by $41.9 million as a result of an increase in trade accounts and notes receivable and inventories, net of $55.9 million and $18.2 million, respectively, partially offset by an increase in accounts payable of $13.7 million and a decrease in other current assets of $18.4 million. The increase in trade accounts and notes receivable was related to increases in sales and to working capital needs related to acquisitions.

        Our adjusted working capital increased by $10.7 million from April 30, 2014 to April 30, 2015 as a result of an increase in trade accounts and notes receivable and inventories, net of $25.7 million and $12.3 million, respectively, partially offset by an increase in accounts payable of $7.7 million and an increase in other current liabilities, net (excluding cash and cash equivalents and current maturities of long-term debt), of $19.5 million. The increases in trade accounts and notes receivable, inventories, net and accounts payable were related to increases in sales and to working capital needs related to acquisitions. The increase in other current liabilities, net (excluding cash and cash equivalents and current maturities of long-term debt) was related to increases in accrued compensation and employee benefits of $12.2 million and other accrued liabilities of $26.7 million, partially offset by an increase to prepaid expenses and other current assets of $23.7 million. Working capital decreased $27.3 million from April 30, 2014 to April 30, 2015 as a result of the same factors which impacted adjusted working capital combined with the decrease in cash and cash equivalents of $20.4 million and the increase in current maturities of long-term debt of $17.6 million.

Our Credit Facilities

        Our long-term debt consisted of the following at April 30, 2016 and 2015:

Acquisition Debt (Successor)

        On April 1, 2014, our wholly-owned subsidiaries, GYP Holdings II Corp., as parent guarantor, and GYP Holdings III Corp., as borrower, entered into the Term Loan Facilities in the aggregate amount of $550.0 million in connection with the Acquisition. The proceeds from the Term Loan Facilities were used to (i) repay all amounts outstanding under the 2010 Credit Facility in the amount of $86.1 million, (ii) pay the Acquisition purchase price and (iii) pay related fees and expenses.

        The First Lien Facility was issued in an original aggregate principal amount of $388.1 million (net of $1.9 million of original issue discount). The Second Lien Facility was issued in an original aggregate principal amount of $158.4 million (net of $1.6 million of original issue discount). At April 30, 2016, the borrowing interest rates for the First Lien Facility and Second Lien Facility were 4.75% and 7.75%, respectively. Accrued interest, presented within other accrued expenses and current liabilities in our consolidated balance sheets, was approximately $0.2 million and $1.1 million at April 30, 2016 and 2015, respectively, and cash paid for interest was $32.1 million and $30.3 million in the fiscal year ended April 30, 2016 and 2015, respectively. The First Lien Facility permits us to add one or more incremental term loans up to a fixed amount of $100.0 million (shared with the Second Lien Facility) plus a certain amount depending on a secured first lien leverage ratio test included in the First Lien Facility. The Second Lien Facility permits us to also add one or more incremental term loans up to a fixed amount of $100.0 million (shared with the First Lien Facility) plus a certain amount depending on a secured leverage ratio test included in the Second Lien Facility. The First Lien Facility bears interest at LIBOR (subject to a floor of 1.00%) plus a borrowing margin of 3.75%. The Second Lien Facility bears interest at LIBOR (subject to a floor of 1.00%) plus a borrowing margin of 6.75%. The First Lien Facility amortizes in nominal quarterly installments equal to approximately $975 thousand or 0.25% of the original aggregate principal amount of the First Lien Facility and matures on April 1, 2021. The Second Lien Facility has no amortization and matures on April 1, 2022. Provided that the individual affected lenders agree accordingly, the maturities of the term loans under the Term Loan Facilities, may, upon our request and without the consent of any other lender, be extended. Further, we are not subject to any financial maintenance covenants pursuant to the terms of the Term Loan Facilities.

        In connection with our IPO on June 1, 2016, we used net proceeds of $157.2 million together with cash on hand to repay the $160.0 million principal amount of our term loan debt outstanding under the Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility. See "—Recent Events."

Asset Based Lending Facility (Successor)

        The asset-based revolving credit facility, or the ABL Facility, entered into on April 1, 2014, provides for revolving loans and the issuance of letters of credit up to an initial maximum aggregate principal amount of $200.0 million. Extensions of credit under the ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of April 30, 2016 and 2015, there were approximately $0.4 million and $0.3 million accrued interest payable, respectively, on the ABL Facility. In the fiscal year ended April 30, 2016 and 2015, we paid interest and other fees of $1.9 million and $0.9 million, respectively, on the ABL Facility.

        In February 2016, we amended our ABL Facility to exercise the $100.0 million accordion feature of the ABL Facility which increased the aggregate revolving commitments from $200.0 million to $300.0 million and increased the sublimit for same day swing line borrowings from $20.0 million to $30.0 million. The other terms of the ABL Facility remain unchanged.

        At our option, the interest rates applicable to the loans under the ABL Facility are based at LIBOR or Base Rate, plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility Credit Agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee subject to utilization, as included in the ABL Facility Credit Agreement.

        The ABL Facility will mature on April 1, 2019 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon our request and without the consent of any other lender. The ABL Facility contains a cross default provision with the Term Loan Facility.

        As of April 30, 2016, approximately $187.2 million was available for future borrowings under our ABL Facility, after giving effect to the amendment to the ABL Facility.

Collateral under the ABL Facility and Term Loan Facilities

        The ABL Facility is collateralized by (a) first priority perfected liens on our (i) accounts receivable, (ii) inventory, (iii) deposit accounts, (iv) cash and cash equivalents, (v) tax refunds and tax payments, (vi) chattel paper and (vii) documents, instruments, general intangibles, securities accounts, books and records, proceeds and supporting obligations related to each of the foregoing, subject to certain exceptions (collectively, "ABL Priority Collateral") and (b) third priority perfected liens on our remaining assets not constituting ABL Priority Collateral, subject to customary exceptions (collectively, "Term Priority Collateral").

        The First Lien Facility and the Second Lien Facility are collateralized by (a) first priority liens and second priority liens, respectively, on the Term Priority Collateral and (b) second priority liens and third priority liens, respectively, on the ABL Priority Collateral, subject to customary exceptions.

Prepayments under the ABL Facility and Term Loan Facilities

        The ABL Facility may be prepaid at our option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding ABL Facility exceeds the lesser of the (i) borrowing base and (ii) the aggregate amount of commitments. Mandatory prepayments do not result in a permanent reduction of the lenders' commitments under the ABL Facility.

        The Term Loans under the Term Loan Facilities may be prepaid at any time without penalty. Under certain circumstances and subject to certain exceptions, the Term Loan Facilities will be subject to mandatory prepayments in the amount equal to: 100% of the net proceeds of certain assets sales and issuances or incurrences of non-permitted indebtedness; and 50% of annual excess cash flow for any fiscal year, such percentage to decrease to 25% or 0% depending on the attainment of certain total leverage ratio targets.

        As of April 30, 2016 and 2015, there was no requirement for a prepayment related to excess cash flow nor were there fees related to the repayment of the Second Lien Facility. See "—Recent Events."

Guarantees

        GYP Holdings III Corp. is the borrower under Term Loan Facilities and the lead borrower under the ABL Facility. Our wholly-owned subsidiary, GYP Holdings II Corp. (and direct parent of GYP Holdings III Corp.) guarantees our payment obligations under the Term Loan Facilities and the ABL Facility. Certain of our other subsidiaries are co-borrowers under the ABL Facility and guarantee our payment obligations under the Term Loan Facilities.

Covenants under the ABL Facility and Term Loan Facilities

        The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants at April 30, 2016 and 2015.

        The Term Loan Facilities contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the Term Loan Credit Agreements, to: (i) incur more indebtedness; (ii) pay dividends, redeem stock or make other distributions; (iii) make investments; (iv) create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; (v) create liens securing indebtedness; (vi) transfer or sell assets; (vii) merge or consolidate; (viii) enter into certain transactions with our affiliates; and (ix) prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants at April 30, 2016 and 2015.

Events of Default under the ABL Facility and Term Loan Facilities

        The ABL Facility and Term Loan Facilities provide for customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross default to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments and changes of control.

Asset Based Lending Facility (Predecessor)

        In conjunction with the Acquisition, the outstanding balance of our 2010 Credit Facility was paid in full and unamortized deferred financing charges of $1.6 million were written off as part of the purchase price accounting.

Installment Notes

        The installment note for the one month ended April 30, 2014 represents the outstanding note for the payout of the stock appreciation rights. The installment notes as of April 30, 2015 represent notes for subsidiary stock repurchases from shareholders and notes for the payout of stock appreciation rights. The installment notes as of April 30, 2016 represent notes for subsidiary stock repurchases from shareholders, notes for the payout of stock appreciation rights and a note to a seller of an acquired business.

Contractual Obligations

        We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of April 30, 2016, after giving effect to our IPO, our contractual cash obligations over the next several periods are as follows:

	Fiscal Year Ending April 30, 2017	Fiscal Year Ending April 30, 2018	Fiscal Year Ending April 30, 2019	Fiscal Year Ending April 30, 2020	Fiscal Year Ending April 30, 2021	Thereafter
	(in thousands)
First Lien Facility	$3,900	$3,900	$3,900	$3,900	$366,600	$—
Second Lien Facility(1)	160,000	—	—	—	—	—
Interest on long-term debt	19,228	17,900	17,715	17,529	15,904	—
Capital leases(2)	4,668	3,128	1,717	840	701	393
Facility operating leases	17,329	14,767	10,414	8,305	6,328	12,159
Equipment operating leases	25,143	24,116	21,264	16,467	10,184	3,825

Total(3)	$230,268	$63,811	$55,010	$47,041	$399,717	$16,377

(1)
In connection with our IPO, we used net proceeds of $157.2 million together with cash on hand to repay the $160.0 million principal amount of our term loan debt outstanding under the Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility. See "—Recent Events."

(2)
Includes interest on capital lease obligations.

(3)
Does not reflect any borrowings under the ABL Facility. As of April 30, 2016, we had approximately $101.9 million in short-term swing line borrowings and eurodollar loans outstanding under the ABL Facility.

        We may, from time to time, repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt or otherwise improve our financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated balance sheets.

        We lease certain office and warehouse facilities and equipment, some of which provide renewal options. Rent expense for operating leases, which may have escalating rents over the terms of the leases, is recorded on a straight-line basis over the minimum lease terms. Rent expense under operating leases approximated $41.7 million, $29.9 million, $1.5 million and $19.9 million for the fiscal years ended April 30, 2016 and 2015, the one month ended April 30, 2014 and the eleven months ended March 31, 2014, respectively. As existing leases expire, we anticipate such leases will be renewed or replaced with other leases that are substantially similar in terms, which are consistent with market rates at the time of renewal.

Off Balance Sheet Arrangements

        At April 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies

        Our discussion and analysis of operating results and financial condition are based upon our audited financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of our financial statements, in accordance with GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. Although these estimates are based on management's best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates.

        We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable.

Use of Estimates

        The preparation of consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

        We recognize revenue at the point of sale or upon delivery to the customer's site when the following four basic criteria are met:

  •
  persuasive evidence of an arrangement exists;

  •
  delivery has occurred or services have been rendered;

  •
  the price to the buyer is fixed or determinable; and

  •
  collectibility is reasonably assured.

        Revenue, net of estimated returns and allowances, is recognized when sales transactions occur and title is passed, the related product is delivered, and includes any applicable shipping and handling costs invoiced to the customer. The expense related to such costs is included in "Selling, general and administrative" expenses.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses due to the failure of our customers to make required payments. Management believes the accounting estimate related to the allowance for doubtful accounts is a "critical accounting estimate" as it involves complex judgments about our customers' ability to pay.

        The allowance for doubtful accounts is based on an assessment of individual past due accounts, historical write-off experience, accounts receivable aging, customer disputes and the business environment. Account balances are charged off when the potential for recovery is considered remote.

        Management believes the allowance amounts recorded, in each instance, represent its best estimate of future outcomes. If there is a deterioration of a major customer's financial condition, if we become aware of additional information related to the creditworthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments were made. Based on our evaluation, we record reserves to reduce the related receivables to amounts we reasonably believe are collectible.

Inventories

        Inventories consist primarily of materials purchased for resale, and include wallboard, ceilings, steel framing and other specialty building products. The cost of our inventories is determined by the moving average cost method, which approximates the first-in, first-out approach. We monitor our inventory levels by branch and record provisions for excess inventories based on slower moving inventory. We define potential excess inventory as the amount of inventory on hand in excess of the historical usage, excluding items purchased in the last 12 months. We then review our most recent history of sales and adjustments of such excess inventory and apply our judgment as to forecasted demand and other factors, including liquidation value, to determine the required adjustments to net realizable value. In addition, at the end of each fiscal year, we evaluate our inventory at each branch and write-off and dispose of obsolete products. Our inventories are generally not susceptible to technological obsolescence.

        During the fiscal year, we perform periodic cycle counts and write-off excess or damaged inventory as needed. At fiscal year-end, we take a physical inventory count and record any necessary additional write-offs.

Long-Lived Assets and Goodwill

        Our long-lived assets consist primarily of property, equipment, intangible assets and goodwill. The valuation and the impairment testing of these long-lived assets involve significant judgments and assumptions, particularly as they relate to the identification of reporting units, asset groups and the determination of fair value.

        We test our tangible and intangible long-lived assets subject to amortization for impairment whenever facts and circumstances indicate that the carrying amount of an asset may not be recoverable. We test goodwill for impairment annually, or more frequently if triggering events occur indicating that there may be impairment.

        We have recorded goodwill and perform testing for potential goodwill impairment at a reporting unit level. A reporting unit is an operating segment, or a business unit one level below an operating segment for which discrete financial information is available, and for which management regularly reviews the operating results. Additionally, components within an operating segment can be aggregated as a single reporting unit if they have similar economic characteristics. We have performed testing on each of our reporting units which contain goodwill.

        During the fourth quarters of fiscal 2016, fiscal 2015 and full year 2014, we performed our annual impairment assessments of goodwill, which did not indicate that an impairment existed. During each assessment, we determined that the fair value of our reporting units which contain goodwill exceeded their carrying values.

        For impairment testing of long-lived assets, we identify asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flow expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

        As discussed above, changes in management intentions, market events or conditions, projected future net sales, operating results, cash flow of our reporting units and other similar circumstances could affect the assumptions used in the impairment tests. Although management currently believes that the estimates used in the evaluation of goodwill and other long-lived assets are reasonable, differences between actual and expected net sales, operating results and cash flow could cause these assets to be impaired. If any asset were determined to be impaired, this could have a material adverse effect on our results of operations and financial position, but not our cash flow from operations.

        Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, the economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

        Determining the useful life of an intangible asset also requires judgment. Certain intangible assets are expected to have indefinite lives based on their history and our plans to continue to support and build the acquired brands. Other acquired intangible assets such as customer relationships and other brand or trade names are expected to have determinable useful lives. All of our customer-related intangibles are expected to have determinable useful lives. The costs of determinable-lived intangibles are amortized to expense over their estimated lives.

Equity-Based Compensation

        Prior to our IPO, we utilized the Black-Scholes option-pricing model to estimate the grant-date fair value of all stock options. The Black-Scholes option-pricing model requires the use of weighted average assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield and the fair value of the underlying common stock at the date of grant. Because we did not have sufficient history to estimate the expected volatility of our common stock price, expected volatility was based on the average volatility of peer public entities that are similar in size and industry. We estimated the expected term of all stock options based on previous history of exercises. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield was 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on a valuation of our common stock. In the absence of a public trading market prior to our IPO, we determined the fair value of our common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, "Valuation of Privately-Held-Company Equity Securities Issued as Compensation." Our approach considered contemporaneous common stock valuations in determining the equity value of our company using a weighted combination of various methodologies, each of which can be categorized under either of the following two valuation approaches: the income approach and the market approach. The assumptions used in calculating the fair value of stock-based payment awards represented our best estimates, but these estimates involved inherent uncertainties and the application of management judgment.

        We estimated forfeitures based on our historical analysis of actual stock option forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually. The weighted average assumptions used in the Black-Scholes option-pricing model for the fiscal year ended April 30, 2015 are set forth below:

April 30, 2015
Volatility	59.54%
Expected life (years)	6.00
Risk-free interest rate	1.78%
Dividend yield	—%

        In the fiscal year ended April 30, 2016, we did not issue any stock option awards. In the fiscal year ended April 30, 2015, we issued 2,824,050 stock option awards to employees that vest based on service only. The weighted average grant date fair value of each stock option was $4.73 and the aggregate fair value of options outstanding and the aggregate fair value of options vested was $8.8 million and $5.3 million, respectively. All of these awards vest over a four-year period. Additionally, all these options could vest earlier in the event of a change in control, merger or other acquisition. This expense is recorded on an accelerated basis over the requisite service period of each separate vesting tranche. Equity-based compensation expense related to stock option awards was $2.7 million in the fiscal year ended April 30, 2016 and $6.5 million for the fiscal year ended April 30, 2015 and was included as a component of "Selling, general and administrative" expenses in our consolidated statements of operations and comprehensive income (loss). In fiscal 2016, we also recognized related income tax benefits of $2.6 million, which has been partially offset by a valuation allowance. At April 30, 2016 and 2015, the unrecognized compensation expense related to stock option awards was $2.3 million and $5.6 million, respectively, with a remaining weighted average life of 2.0 years and 3.1 years, respectively.

Subsidiary Equity-Based Deferred Compensation Arrangements

        Some of our operating subsidiaries sponsor deferred compensation arrangements that entitle selected employees of those subsidiaries to participate in increases in the adjusted book value of a specified number of shares of common stock of those subsidiaries. Adjusted book value for this purpose generally means the book value of the relevant shares, as increased, or decreased, to reflect those shares' ratable portion of any annual earnings, or losses, of the relevant subsidiary (based on the total number of outstanding shares of the relevant subsidiary). Employees participate in these deferred compensation arrangements in one or more of three ways: through cash-based stock appreciation rights (described below under the heading "—Stock appreciation rights"), by holding common stock of the applicable subsidiary (described below under the heading "—Liabilities to noncontrolling interest holders") and/or through deferred compensation programs (described below under the heading "—Deferred compensation"). As of April 30, 2016, in accordance with the provisions of the transition guidance set forth in ASC Topic 718, Compensation—Stock Compensation ("ASC 718"), the estimated fair values of these arrangements are reflected as liabilities. The determination of fair value is a significant estimate, which is based on assumptions including the expected book value of the subsidiary per share at the time of redemption and the expected termination date of each award holder. To determine the expected book value of the subsidiary at redemption date, we have used a lognormal binomial method. Significant inputs to this estimate include historical book values of the subsidiaries, our expected incremental borrowing rate, the expected retirement age of certain individuals and the expected volatility of the underlying book values of the subsidiary's equity. This estimate is, by its nature, subjective and involves a high degree of judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions, as well as changes in market conditions, could have a material effect on our results of operations or financial condition. As a result of the transition guidance stated within ASC 718, we have recorded these liability awards at fair value as of April 30, 2016. The impact of this guidance was recognized as a decrease to retained earnings as of April 30, 2016. The total impact of applying the transition guidance, net of taxes, was $3.2 million. The arrangements are described in further detail below:

        Stock appreciation rights.    Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the adjusted book value of a specified number of shares of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over four years, upon certain terminations of employment. Vesting periods vary by grant date and range from fiscal 2016 to fiscal 2018.

        Liabilities to noncontrolling interest holders.    As described in Note 14, "Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests" of Part II, Item 8 of this Annual Report on Form 10-K, noncontrolling interests were issued to certain employees of the subsidiaries in the form of common stock. All of these noncontrolling interest awards are subject to buy-sell agreements that require the stock to be redeemed for its adjusted book value, subject in certain cases to an agreed upon minimum value, only upon termination of employment. These instruments are redeemed in cash, typically in annual installments over the five years following termination of employment.

        In connection with the Acquisition, noncontrolling interest holders had the option to reinvest their ownership interests in the subsidiaries into GMS Inc. Noncontrolling interests of $32.5 million were reinvested into GMS Inc.

        Deferred compensation.    During fiscal 2014, each employee who held redeemable noncontrolling interests as described above was granted a deferred compensation obligation entitling the employee to a payment based on a percentage of the adjusted book value of his or her associated noncontrolling interest at the time of payment. These deferred compensation obligations become payable only upon the employee's death, disability, termination without cause or retirement. The obligations are paid in cash, usually in annual installments over the five years following termination of employment.

Income Taxes

        Income taxes are accounted for in accordance with ASC 740, "Income Taxes", which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of existing tax law and published guidance as applicable to our operations.

        We evaluate our deferred tax assets to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The primary negative evidence considered includes the cumulative operating losses generated in prior periods. The primary positive evidence considered includes the reversal of deferred tax liabilities related to depreciation and amortization that would occur within the same jurisdiction and during the carry-forward period necessary to absorb the federal and state net operating losses and other deferred tax assets. The reversal of such liabilities would utilize the federal and state net operating losses and other deferred tax assets.

        We record amounts for uncertain tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments could materially affect amounts recognized related to income tax uncertainties and may affect our results of operations or financial position. We believe our assumptions for estimates continue to be reasonable, although actual results may have a positive or negative material impact on the balances of such tax positions. Historically, the variation of estimates to actual results is immaterial and material variation is not expected in the future.

Vendor Rebates

        Typical arrangements with our vendors provide for us to receive a rebate of a specified amount after we achieve any of a number of measures generally related to the volume of our purchases over a period of time. We reserve these rebates to effectively reduce our cost of sales in the period in which we sell the product. Throughout the year, we estimate the amount of rebates receivable for the periodic programs based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual and projected purchase levels. If we fail to achieve a measure which is required to obtain a vendor rebate, we will have to record a charge in the period in which we determine the criteria or measure for the vendor rebate will not be met to the extent the vendor rebate was estimated and included as a reduction to cost of sales. Historically, our actual rebates have been within our expectations used for our estimates.

Derivative Instruments

        We enter into interest rate derivative agreements, with the objective of minimizing the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed- and floating-rate debt.

        For derivative instruments designated as hedges for accounting purposes, we record the effective portions of changes in their fair value, net of taxes, in "Comprehensive income (loss)" to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the "hedge accounting" method).

        The effectiveness of the hedges is periodically assessed by management during the lives of the hedges by: (i) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and (ii) through an evaluation of the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings through interest expense, financing costs and other expenses.

        During the year ended April 30, 2015, we elected to designate a derivative instrument as a cash flow hedge in accordance with ASC 815. This instrument is an interest rate cap on quarterly resetting 3-month LIBOR, based on a strike rate of 2.0% and payable quarterly. This instrument effectively caps the interest rate at 5.75% on an initial notional amount of $275 million of our variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms. The interest rate cap was purchased for $4.6 million on October 31, 2014, designated as a hedge on January 31, 2015 and expires on October 31, 2018.

        This derivative instrument is recorded in the consolidated balance sheet as of April 30, 2016 as an asset at its fair value of $0.3 million within "Other assets". The valuation of this instrument was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities.

        The decrease in fair value of the instrument from the purchase date to the date of the hedge was $2.5 million and is reflected in "Change in fair value of financial instruments" on our consolidated statements of operations and comprehensive income (loss) for the year ended April 30, 2015. The increase in fair value from the effective hedge date to April 30, 2015 was $10 thousand and was recorded in "Increase in fair value of financial instrument, net of tax." The decrease in fair value from April 30, 2015 to April 30, 2016 was $1.2 million and was recorded in "Decrease in fair value of financial instrument, net of tax." We believe there have been no material changes in the creditworthiness of the counterparty to this cap agreement and believe the risk of nonperformance by such party is minimal.

        For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings, commonly referred to as the "mark-to-market" method. Prior to full year 2014, we entered into an interest-rate swap agreement as a fixed-rate payor to mitigate interest-rate risk associated with floating interest rate borrowings under our revolving credit facility on an initial notional amount of $35.0 million. Per the terms of the contract, the Predecessor received fixed interest of 0.69% in exchange for floating interest indexed to the one-month LIBOR rate. Changes in fair value resulted in a gain of $0.2 million for the eleven month period ended March 31, 2014 and are recognized in our consolidated statements of operations and comprehensive income (loss), in "Other income, net." The interest rate swap was terminated in the eleven month period ended March 31, 2014 with a penalty of $0.1 million and interest of $16 thousand recorded in "Other income, net" in our consolidated statements of operations and comprehensive income (loss).

Newly Issued Accounting Pronouncements

        Presentation of an unrecognized tax benefit—In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists" ("ASU 2013-11"), which resolves diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carryforward, except in certain situations, as defined in ASU 2013-11. The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted ASU 2013-11 on May 1, 2014. The adoption of this standard did not materially impact our financial position, results of operations, or cash flows.

        Discontinued operations—In April 2014, the FASB issued ASU No. 2014-08, "Reporting discontinued operations and disclosure of disposals of components of an entity" ("ASU 2014-08"). The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014 (early adoption were permitted only for disposals that have not been previously reported). The impact on us of adopting ASU 2014-08 will depend on the nature and size of future disposals, if any, of a component of ours after the effective date. We had elected to early adopt ASU 2014-08 effective May 1, 2014. As a result of the adoption of this standard, the classification of a disposal made in fiscal 2015 that did not represent a strategic shift in our direction or have a major impact on our financial position or results of operations was not reported as a discontinued operation.

        Revenue recognition—In May 2014, the FASB issued ASU No. 2014-09, "Revenue from contracts with customers" ("ASU 2014-09"). The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." Entities have the option of using either a full retrospective or modified approach to adopt the guidance. In July 2015, the FASB decided on a one-year delay in the effective date of ASU 2014-09, to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and a permission to early adopt for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-09.

        Going Concern—In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"), which requires management to evaluate whether there are conditions or events that raise substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

        Debt Issuance Costs—In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The guidance is effective prospectively for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2015. Early adoption is permitted and upon adoption, the guidance must be applied retroactively to all periods presented in the financial statements. Management has early adopted the standard and retroactively applied it to all periods presented in the financial statements. The adoption of this standard did not materially impact our financial position, results of operations, or cash flows.

        Business Combinations—In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the accounting for measurement-period adjustments" ("ASU 2015-16"). The amended guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments are effective prospectively for the fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2015 (early adoption were permitted only for financial statements that have not been issued). Management has early adopted the standard. The adoption of this standard did not materially impact our financial position, results of operations, or cash flows.

        Deferred Taxes—In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). This amendment changes how deferred taxes are recognized by eliminating the requirement of presenting deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement will be to classify all deferred tax liabilities and assets as noncurrent. ASU 2015 17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to all periods presented. The Company is in the process of determining the method of adoption and assessing the impact ASU 2015-17 will have on its consolidated financial statements.

        Leases—In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with such classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for our fiscal year beginning May 1, 2019, including interim reporting periods within that fiscal year. A modified transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption, the recognition of ROU assets and liabilities could be material.

        Equity Compensation—In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) forfeitures; and (d) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

Non-GAAP Financial Measures

Adjusted EBITDA

        The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the fiscal years ended April 30, 2016 and 2015, the one month ended April 30, 2014 and the eleven months ended March 31, 2014, as well as the calculation of Adjusted EBITDA for the full year ended April 30, 2014. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See Item 6, "Selected Financial Data," for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin as non-GAAP measures and a description of why we believe these measures are important.

        The following is a reconciliation of our net income (loss) to Adjusted EBITDA:

	Successor			Predecessor
	Fiscal Year Ended April 30, 2016	Fiscal Year Ended April 30, 2015(l)	One Month Ended April 30, 2014	Eleven Months Ended March 31, 2014

	(in thousands)
Net income (loss)	$12,564	$(11,697)	$(18,953)	$(200,861)
Interest expense	37,418	36,396	2,954	4,226
Change in fair value of mandatorily redeemable shares	—	—	—	200,004
Interest income	(928)	(1,010)	(76)	(846)
Income tax expense (benefit)	12,584	(6,626)	(6,863)	6,623
Depreciation expense	26,667	32,208	3,818	12,224
Amortization expense	37,548	31,957	2,518	38

EBITDA	$125,853	$81,228	$(16,602)	$21,408

Executive compensation(a)	$—	$—	$20	$2,427
Stock appreciation rights expense(b)	1,988	2,268	80	1,288
Redeemable noncontrolling interests(c)	880	1,859	71	2,957
Equity-based compensation(d)	2,699	6,455	1	27
Acquisition related costs(e)	—	837	16,155	51,809
Severance, other costs related to discontinued operations and closed branches, and certain other costs(f)	379	413	—	—
Transaction costs (acquisitions and other)(g)	3,751	1,891	—	—
(Gain) loss on disposal of assets	(645)	1,089	170	(1,034)
Management fee to related party(h)	2,250	2,250	188	—
Effects of fair value adjustments to inventory(i)	1,009	5,012	8,289	—
Interest rate swap and cap mark-to-market(j)	19	2,494	—	(192)
Contributions from acquisitions(k)	12,093	8,064	—	—

Adjusted EBITDA	$150,276	$113,860	$8,372	$78,690

(a)
Represents compensation paid to certain executives who were majority owners prior to the Acquisition. Following the Acquisition, these executives' compensation agreements were amended and, going forward, we do not anticipate additional adjustments.

(b)
Represents non-cash compensation expenses related to stock appreciation rights agreements. For additional details regarding stock appreciation rights, refer to "—Critical Accounting Policies—Subsidiary Equity-Based Deferred Compensation Arrangements."

(c)
Represents non-cash compensation expense related to changes in the redemption values of noncontrolling interests. For additional details regarding redeemable noncontrolling interests of our subsidiaries, refer to "—Critical Accounting Policies—Subsidiary Equity-Based Deferred Compensation Arrangements."

(d)
Represents non-cash equity-based compensation expense related to the issuance of stock options.

(e)
Represents non-recurring expenses related specifically to the Acquisition, including fees to financial advisors, accountants, attorneys and other professionals as well as costs related to the retirement of corporate stock appreciation rights. Also included are one-time bonuses paid to certain employees in connection with the Acquisition.

(f)
Represents severance expenses, other costs related to discontinued operations and closed branches and certain other costs permitted in calculations under the ABL Facility and the Term Loan Facilities.

(g)
Represents one-time costs related to our initial public offering and acquisitions (other than the Acquisition) paid to third party advisors.

(h)
Represents management fees paid by us to our Sponsor. Following our IPO, our Sponsor no longer receives management fees from us.

(i)
Represents the non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value, primarily related to the Acquisition.

(j)
Represents the mark-to-market adjustments for certain financial instruments.

(k)
Represents earnings of acquired entities from the beginning of the periods presented to the date of such acquisition, as well as certain purchasing synergies and cost savings, as defined in and permitted by the ABL Facility and the First Lien Facility. Contributions from acquisitions are not reflected for periods prior to fiscal 2015.

(l)
Our financial statements for fiscal 2015 were revised as discussed in Note 1, "Basis of Presentation, Business, and Summary of Significant Accounting Policies" of Part II, Item 8 of this Annual Report on Form 10-K. Fiscal year ended April 30, 2015 amounts included in the table above reflect the revised balances for income tax expense (benefit) and net income (loss).

        The following is the calculation of Adjusted EBITDA for the full year ended April 30, 2014. As discussed above, the change in basis resulting from the Acquisition did not impact Adjusted EBITDA. Although this presentation of Adjusted EBITDA on a combined basis is not a presentation made in accordance with GAAP, we believe it provides a meaningful method of comparison to the other periods presented in this Annual Report on Form 10-K.

(in thousands)	Adjusted EBITDA
Eleven Months Ended March 31, 2014	$78,690
One Month Ended April 30, 2014	8,372

Full Year Ended April 30, 2014	$87,062

Adjusted Working Capital

        Adjusted working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding current maturities of long-term debt. Adjusted working capital is not a recognized term under GAAP and does not purport to be an alternative to working capital. Management believes that adjusted working capital is useful in analyzing the cash flow and working capital needs of the Company. We exclude cash and cash equivalents and current maturities of long-term debt to evaluate the investment in working capital required to support our business.

        The following is a reconciliation from working capital, the most directly comparable financial measure under GAAP, to adjusted working capital as of the dates presented:

	April 30, 2016	April 30, 2015	April 30, 2014
	(in thousands)
Current assets	$482,690	$426,980	$390,005
Current liabilities	220,575	206,784	142,536

Working capital	$262,115	$220,196	$247,469
Cash and cash equivalents	(19,072)	(12,284)	(32,662)
Current maturities of long-term debt	35,581	23,709	6,085

Adjusted working capital	$278,624	$231,621	$220,892

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. However, we have entered into an interest rate cap on three-month U.S. dollar LIBOR based on a strike rate of 2.0%, which effectively caps the interest rate at 5.75% on an initial notional amount of $275.0 million of our variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms. Excluding the impact of this interest rate cap and the interest rate floor on the First Lien Facility, each 1% increase in interest rates on the First Lien Facility would increase our annual interest expense by approximately $3.8 million based on balances outstanding under the First Lien Facility as of April 30, 2016. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $3.0 million increase in our annual interest expense on the ABL Facility. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements, as discussed below under "—Derivative Financial Instruments." As of April 30, 2016, $101.9 million was outstanding under the ABL Facility and $187.2 million was available for future borrowings under the ABL Facility. In addition, we had $382.2 million outstanding under the First Lien Facility and $160.0 million outstanding under the Second Lien Facility. We used all of the net proceeds from our IPO, on June 1, 2016, together with cash on hand to repay the Second Lien Facility, which will reduce our interest expense in the future.

Derivative Financial Instruments

        We enter into interest rate derivative agreements, commonly referred to as caps or swaps, with the objective of minimizing the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed- and floating-rate debt.

        On October 31, 2014, we entered into an interest rate cap on three-month U.S. dollar LIBOR based on a strike rate of 2.0%, which is payable quarterly. This instrument effectively caps the interest rate at 5.75% on an initial notional amount of $275.0 million of our variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms. The interest rate cap was purchased for $4.6 million on October 31, 2014, effectively hedged on January 31, 2015, and expires on October 31, 2018.

        This derivative instrument is recorded in "Other assets" on our consolidated balance sheets as of April 30, 2016 at its fair value of $0.3 million. The valuation of this instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities.

        The decrease in fair value of the instrument from the purchase date to effective hedge date was $2.5 million and is reflected in "Change in fair value of financial instruments" on our consolidated statements of operations and comprehensive income (loss) for the year ended April 30, 2015. The increase in fair value from the effective hedge date to April 30, 2015 was $10 thousand and was recorded in "Increase in fair value of financial instrument, net of tax," on our consolidated statements of operations and comprehensive income (loss). The decrease in fair value from April 30, 2015 to April 30, 2016 was $1.2 million and was recorded in "Decrease in fair value of financial instrument, net of tax," on our consolidated statements of operations and comprehensive income (loss). We believe there have been no material changes in the creditworthiness of the counterparty to this cap agreement and believe the risk of nonperformance by such party is minimal.

Impact of Inflation

        We believe that our results of operations are not materially impacted by moderate changes in the economic inflation rate. In general, we have historically been successful in passing on price increases from our vendors to our customers in a timely manner, although there is no assurance that we can successfully do so in the future.

Item 8.    Financial Statements and Supplementary Data

GMS Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	68
Consolidated Balance Sheets April 30, 2016 and 2015	70
Consolidated Statements of Operations and Comprehensive Income (Loss) Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and Period From May 1, 2013 to March 31, 2014 (Predecessor)	71
Consolidated Statements of Stockholders' Equity Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and Period From May 1, 2013 to March 31, 2014 (Predecessor)	72
Consolidated Statements of Cash Flows Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and Period From May 1, 2013 to March 31, 2014 (Predecessor)	73
Notes to Consolidated Financial Statements Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and Period From May 1, 2013 to March 31, 2014 (Predecessor)	74

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
GMS Inc.

        In our opinion, the accompanying consolidated balance sheets as of April 30, 2016 and April 30, 2015 and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity and of cash flows for the years ended April 30, 2016 and 2015 and for the period from April 1, 2014 to April 30, 2014 present fairly, in all material respects, the financial position of GMS Inc. and its subsidiaries (Successor) as of April 30, 2016 and April 30, 2015 and the results of their operations and their cash flows for the years ended April 30, 2016 and 2015 and for the period from April 1, 2014 to April 30, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
July 12, 2016

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Gypsum Management and Supply, Inc.

        In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss), of stockholders' equity and of cash flow for the period from May 1, 2013 to March 31, 2014 present fairly, in all material respects, the financial position of Gypsum Management and Supply, Inc. and its subsidiaries (Predecessor) for the period from May 1, 2013 to March 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
July 28, 2015

GMS Inc.

Consolidated Balance Sheets

April 30, 2016 and 2015

(in thousands of dollars, except share data)

	April 30, 2016	April 30, 2015
Assets
Current assets:
Cash and cash equivalents	$19,072	$12,284
Trade accounts and notes receivable, net of allowances of $8,607 and $8,633, respectively	270,257	214,321
Inventories, net	165,766	147,603
Deferred income tax assets, net	11,047	9,836
Prepaid expenses and other current assets	16,548	42,936

Total current assets	482,690	426,980

Property and equipment, net	153,260	158,824
Goodwill	386,306	348,811
Intangible assets, net	221,790	215,762
Other assets	7,815	10,599

Total assets	$1,251,861	$1,160,976

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$91,500	$77,834
Accrued compensation and employee benefits	51,680	48,069
Other accrued expenses and current liabilities	41,814	57,172
Current portion of long-term debt	8,667	6,759
Revolving credit facility	26,914	16,950

Total current liabilities	220,575	206,784

Non-current liabilities:
Long-term debt, less current portion	609,029	533,275
Deferred income taxes, net	52,250	69,671
Other liabilities	33,600	23,222
Liabilities to noncontrolling interest holders, less current portion	25,247	28,452

Total liabilities	940,701	861,404

Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value, authorized 500,000,000 shares; 32,892,905 and 32,757,905 shares issued and outstanding at April 30, 2016 and 2015, respectively	329	328
Preferred stock, $0.01 par value, authorized 50,000,000 shares; 0 shares issued and outstanding at April 30, 2016 and 2015	—	—
Additional paid-in capital	334,244	329,884
Accumulated deficit	(22,265)	(30,650)
Accumulated other comprehensive (loss) income	(1,148)	10

Total stockholders' equity	311,160	299,572

Total liabilities and stockholders' equity	$1,251,861	$1,160,976

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

	Successor			Predecessor
	Year Ended April 30, 2016	Year Ended April 30, 2015	April 1 - April 30, 2014	May 1, 2013 - March 31, 2014

Net sales	$1,858,182	$1,570,085	$127,332	$1,226,008
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,265,018	1,091,114	97,955	853,020

Gross profit	593,164	478,971	29,377	372,988

Operating expenses:
Selling, general and administrative	470,035	396,155	46,052	352,930
Depreciation and amortization	64,215	64,165	6,336	12,253

Total operating expenses	534,250	460,320	52,388	365,183

Operating income (loss)	58,914	18,651	(23,011)	7,805
Other (expense) income:
Interest expense	(37,418)	(36,396)	(2,954)	(4,226)
Change in fair value of financial instruments	(19)	(2,494)	—	—
Change in fair value of mandatorily redeemable common shares	—	—	—	(200,004)
Other income, net	3,671	1,916	149	2,187

Total other (expense), net	(33,766)	(36,974)	(2,805)	(202,043)

Income (loss) before taxes	25,148	(18,323)	(25,816)	(194,238)
Provision for (benefit from) income taxes	12,584	(6,626)	(6,863)	6,623

Net income (loss)	$12,564	$(11,697)	$(18,953)	$(200,861)

Weighted average shares outstanding:
Basic	32,799,098	32,450,401	32,341,751
Diluted	33,125,242	32,450,401	32,341,751
Net income (loss) per share:
Basic	$0.38	$(0.36)	$(0.59)
Diluted	$0.38	$(0.36)	$(0.59)

Comprehensive income (loss):
Net income (loss)	$12,564	$(11,697)	$(18,953)	$(200,861)
(Decrease) increase in fair value of financial instrument, net of tax	(1,158)	10	—	—

Comprehensive income (loss)	$11,406	$(11,687)	$(18,953)	$(200,861)

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Consolidated Statements of Stockholders' Equity

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except share data)

	Common Stock				Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders' Equity (Deficit)
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount				Shares	Amount
Predecessor
Balances at May 1, 2013	—	$—	$—	$(274,846)	$—	—	$—	$(274,846)
Net (loss)				(200,861)	—	—	—	(200,861)

Balances at March 31, 2014	—	$—	$—	$(475,707)	$—	—	$—	$(475,707)

Successor
Balances at April 1, 2014	—	$—	$—	$—	$—	—	$—	$—
Capital contribution	32,341,752	324	318,063	—	—	—	—	318,387
Net (loss)	—	—	—	(18,953)	—	—	—	(18,953)

Balances at April 30, 2014	32,341,752	$324	$318,063	$(18,953)	$—	—	$—	$299,434

Net (loss)	—	—	—	(11,697)	—	—	—	(11,697)
Sales of common stock	416,153	4	5,366	—	—	—	—	5,370
Equity-based compensation	—	—	6,455	—	—	—	—	6,455
Increase in fair value of financial instrument, net of tax	—	—	—	—	10	—	—	10

Balances at April 30, 2015	32,757,905	$328	$329,884	$(30,650)	$10	—	$—	$299,572

Net income	—	—	—	12,564	—	—	—	12,564
Change in accounting for liability awards	—	—	—	(3,208)	—	—	—	(3,208)
Decrease in fair value of financial instrument, net of tax	—	—	—	—	(1,158)	—	—	(1,158)
Equity-based compensation	—	—	2,699	—	—	—	—	2,699
Stock repurchases	—	—	—	—	—	394,577	(5,827)	(5,827)
Exercise of stock options	135,000	1	1,661	(971)	—	(394,577)	5,827	6,518

Balances at April 30, 2016	32,892,905	$329	$334,244	$(22,265)	$(1,148)	—	$—	$311,160

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Consolidated Statements of Cash Flows

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars)

	Successor			Predecessor
	Year Ended April 30, 2016	Year Ended April 30, 2015	April 1 - April 30, 2014	May 1, 2013 - March 31, 2014

Cash flows from operating activities:
Net income (loss)	$12,564	$(11,697)	$(18,953)	$(200,861)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	26,667	32,208	3,818	12,215
Accretion and amortization of debt discount and deferred financing fees	3,438	3,374	275	516
Amortization of intangible assets	37,548	31,957	2,518	38
Change in fair value of mandatorily redeemable common shares	—	—	—	200,004
Provision for losses on accounts and notes receivable	(1,032)	(233)	856	1,262
Provision for obsolescence of inventory	80	1,077	—	—
Equity-based compensation	4,733	9,012	113	1,940
(Gain) loss on sale or impairment of assets	(645)	1,089	170	(1,034)
Loss (gain) on fair value of financial instruments	—	2,494	—	(208)
Deferred income tax expense	(20,499)	(21,664)	(6,893)	(7,097)
Prepaid expenses and other assets	(4,682)	1,989	(7,138)	(342)
Accrued compensation and employee benefits	3,454	8,204	3,434	9,721
Other accrued expenses and liabilities	5,551	9,170	7,561	47,612
Liabilities to noncontrolling interest holders	446	1,862	40	737
Income taxes	7,106	(905)	(757)	(850)

	74,729	67,937	(14,956)	63,653
Changes in primary working capital components, net of acquisitions:
Trade accounts and notes receivable	(27,338)	(11,649)	(18,120)	(9,640)
Inventories	(699)	(4,610)	9,861	(19,286)
Accounts payable	1,055	(3,655)	8,290	1,332

Cash provided by (used in) operating activities	47,747	48,023	(14,925)	36,059

Cash flows from investing activities:
Purchases of property and equipment	(7,692)	(13,940)	(434)	(7,736)
Proceeds from sale of assets	9,847	3,807	161	4,411
Purchase of financial instruments	—	(4,638)	—	—
Acquisition of Gypsum Management and Supply, Inc., net of cash acquired	—	—	(703,027)	—
Acquisitions of businesses, net of cash acquired	(113,597)	(66,695)	—	(5,046)

Cash used in investing activities	(111,442)	(81,466)	(703,300)	(8,371)

Cash flows from financing activities:
Repayments on the revolving credit facility	(697,144)	(303,099)	—	(531,918)
Borrowings from the revolving credit facility	782,104	320,049	—	518,113
Proceeds from term loans	—	—	546,450	—
Debt issuance costs	(391)	—	(19,359)	—
Payments of principal on long-term debt	(3,931)	(3,927)	(11)	(292)
Principal repayments of capital lease obligations	(4,249)	(4,327)	(301)	(3,312)
Proceeds from payments of stockholder notes	—	—	—	463
Proceeds from sales of common stock	—	5,370	224,108	—
Payment of contingent consideration	(6,598)	(1,001)	—	—
Stock repurchases	(5,827)	—	—	—
Exercise of stock options	6,519	—	—	—

Cash provided by (used in) financing activities	70,483	13,065	750,887	(16,946)

Increase (decrease) in cash and cash equivalents	6,788	(20,378)	32,662	10,742
Balance, beginning of period	12,284	32,662	—	13,383

Balance, end of period	$19,072	$12,284	$32,662	$24,125

Supplemental cash flow disclosures:
Cash paid for income taxes	$26,067	$16,111	$410	$15,018
Cash paid for interest	34,557	31,720	2,595	3,710
Supplemental schedule of noncash activities:
Assets acquired under capital lease	$7,542	$5,211	$353	$3,880
Change in fair value of derivative instrument	1,889	—	—	—
Issuance of installment notes	1,557	1,644	—	795
Increase in other liabilities due to transition guidance	3,208	—	—	—
Conversion of Predecessor interests	—	—	94,247	—
Increase to other assets and decrease to property and equipment	833	1,837	—	—
Non-cash property and equipment adjustments	110	115	—	(112)
(Decrease) increase in insurance claims payable and insurance recoverable	(25,715)	6,350	—	—

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Notes to Consolidated Financial Statements

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies

        The terms "we," "our," "us", "Successor" or the "Company" refer to GMS Inc. and its subsidiaries. When such terms are used in this manner throughout the notes to the consolidated financial statements, they are in reference only to the corporation, GMS Inc. and its subsidiaries, and are not used in reference to the Board of Directors, corporate officers, management, or any individual employee or group of employees.

        On April 1, 2014, GYP Holdings I Corp., or the Successor, acquired, through its wholly-owned entities, GYP Holdings II Corp. and GYP Holdings III Corp., all of the capital stock of Gypsum Management and Supply, Inc. (the "Predecessor"). Successor is majority owned by certain affiliates of AEA Investors LP, or "AEA", and certain of our other stockholders. We refer to this acquisition as the "Acquisition" and April 1, 2014 as the "Acquisition Date". We were previously known as GYP Holdings I Corp. and changed our name to GMS Inc. on July 6, 2015.

        As a result of the Acquisition and resulting change in control and changes due to the impact of purchase accounting, we are required to present separately the operating results for the Predecessor periods ending on or prior to March 31, 2014 and the Successor periods beginning on or after April 1, 2014. References throughout the notes to "Successor 2016" relate to the fiscal year ended April 30, 2016, references throughout the notes to "Successor 2015" relate to the fiscal year ended April 30, 2015, references throughout the notes to "Successor 2014" relate to the one month ended April 30, 2014 and references throughout the notes to "Predecessor 2014" relate to the eleven months ended March 31, 2014. The results of the Successor are not comparable to the results of the Predecessor.

        We have no independent operations and our only asset is our investment in the Predecessor.

Revision of Financial Statements

        During the preparation of the Annual Report on Form 10-K for the year ended April 30, 2016, the Company determined that an inappropriate statutory tax rate was used to value deferred tax liabilities related to certain assets purchased in the Acquisition as of April 1, 2014. This resulted in an understatement of "Deferred income taxes, net" and "Goodwill", as of April 30, 2015, and an overstatement of "Provision for (benefit from) income taxes" and an understatement of "Net income (loss)" for the year ended April 30, 2015. The Company assessed the materiality of the misstatement in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and concluded that this misstatement was not material to the Company's Consolidated Financial Statements for the prior periods and that amendments of previously filed reports were therefore not required. However, the Company determined that the impact of the corrections would be too significant to record during fiscal 2016. As such, the revision for the correction is reflected in the 2015 financial information in this Form 10-K filing. Disclosure of the revised amounts will also be reflected in future filings containing the applicable periods.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

        The effect of this revision on the line items within the Company's Consolidated Statement of Operations for the year ended April 30, 2015 is as follows:

	Year ended April 30, 2015
	As previously reported	Adjustment	As revised
Provision for (benefit from) income taxes	$(4,526)	$(2,100)	$(6,626)

Net income (loss)	$(13,797)	$(2,100)	$(11,697)

Net income(loss) per share:
Basic	$(0.43)	$0.07	$(0.36)
Diluted	$(0.43)	$0.07	$(0.36)

        The effect of this revision on the line items within the Company's Consolidated Balance Sheet as of April 30, 2015 is as follows:

	April 30, 2015
	As previously reported	Adjustments	As revised
Assets
Goodwill	$342,411	$6,400	$348,811

Total assets	$1,154,576	$6,400	$1,160,976

Liabilities and Stockholders' Equity
Non-current liabilities:
Deferred income taxes, net	$65,371	$4,300	$69,671

Total liabilities	857,104	4,300	861,404

Stockholders' equity:
Accumulated deficit	(32,750)	2,100	(30,650)

Total stockholders' equity	297,472	2,100	299,572

Total liabilities and stockholders' equity	$1,154,576	$6,400	$1,160,976

        The effect of this revision on the line items within the Company's Consolidated Statement of Cash Flows for the year ended April 30, 2015 is as follows:

	Year ended April 30, 2015
	As previously reported	Adjustment	As revised
Net income (loss)	$(13,797)	$2,100	$(11,697)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Deferred income tax expense	(19,584)	(2,100)	(21,664)

Cash provided by (used in) operating activities	$48,023	$—	$48,023

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

Business

        Founded in 1971, we are a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary specialty building products. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders, and to a lesser extent, general contractors and individuals. We have created a national footprint with more than 185 branches across 41 states.

Principles of Consolidation

        The Consolidated Financial Statements present the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Results of operations of businesses acquired are included from their respective dates of acquisition.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

        We recognize revenue at the point of sale or upon delivery to the customer's site when the following four basic criteria are met:

  •
  persuasive evidence of an arrangement exists;

  •
  delivery has occurred or services have been rendered;

  •
  the price to the buyer is fixed or determinable; and

  •
  collectibility is reasonably assured.

        Revenue, net of estimated returns and allowances, is recognized when sales transactions occur and title is passed, the related product is delivered, and includes any applicable shipping and handling costs invoiced to the customer. The expense related to such costs is included in "Selling, general and administrative" expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Cost of Sales

        "Cost of sales" reflects the direct cost of goods purchased from third parties, rebates earned from vendors, adjustments for inventory reserves, and the cost of inbound freight.

Operating Expenses

        "Operating expenses" include "Selling, general and administrative" expenses and "Depreciation and amortization". "Selling, general and administrative" expenses include expenses related to the delivery and

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

warehousing of our products, as well as employee compensation and benefits expenses for employees in our branches and yard support center, as well as other administrative expenses, such as legal, accounting, and IT costs. Included in "Selling, general and administrative" expenses are delivery expenses of $159,098, $128,381, $9,727 and $99,822 for Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014, respectively. "Depreciation and amortization" expenses include depreciation expense on our property and equipment as well as amortization expense on our finite lived intangible assets.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying values of cash and cash equivalents approximate their fair values due to the short-term nature of these investments.

Trade Accounts Receivable

        We maintain allowances for doubtful accounts for estimated losses due to the failure of our customers to make required payments, as well as allowances for sales returns and cash discounts.

        Our estimate of the allowance for doubtful accounts is based on an assessment of individual past due accounts, historical write-off experience, accounts receivable aging and the current economic trends. Account balances are written off when the potential for recovery is considered remote. Our estimates for cash discounts and returns are based on an analysis of historical writeoffs. Based on our evaluation, we have established estimated reserves for uncollectible accounts, returns and cash discounts of $8,607 and $8,633 as of April 30, 2016 and 2015, respectively.

Inventories

        "Inventories, net" consist of materials purchased for resale, and include wallboard, ceilings, steel framing and other specialty building products. The cost of our inventories is determined by the moving average cost method, which approximates the first-in, first-out approach. We monitor our inventory levels by branch and record provisions for excess inventories based on slower moving inventory. We define excess inventory as the amount of inventory on hand in excess of the historical usage, excluding items purchased in the last 12 months. We then review our most recent history of sales and adjustments of such excess inventory and apply our judgment as to forecasted demand and other factors, including liquidation value, to determine the required adjustments to net realizable value. In addition, at the end of each year, we evaluate our inventory at each branch and write off and dispose of obsolete products. Our inventories are generally not susceptible to technological obsolescence.

Vendor Rebates

        Typical arrangements with our vendors provide for us to receive a rebate of a specified amount after we achieve any of a number of measures generally related to the volume of our purchases over a period of time. We record these rebates to effectively reduce our cost of sales in the period in which we sell the product. Throughout the year, we estimate the amount of rebates receivable for the periodic programs based upon the expected level of purchases. We accrue for the receipt of vendor rebates based on purchases and also reduce inventory to reflect the deferral of cost of sales.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

Property and Equipment

        "Property and equipment, net" is recorded at cost. Buildings, furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for improvements and betterments, which extend the useful lives of assets, are capitalized while maintenance and repairs are charged to expense as incurred. Property and equipment obtained through acquisition are stated at estimated fair value as of the acquisition date, and are depreciated over their estimated remaining useful lives. Gains and losses related to the sale of property and equipment are recorded as "Selling, general and administrative" expenses.

        In the Successor and Predecessor periods, property and equipment is depreciated and amortized using the following estimated useful lives:

Life (years)
Buildings	25 - 39
Leasehold improvements	1 - 15
Furniture, fixtures, and automobiles	3 - 5
Warehouse and delivery equipment	4 - 5
Assets held under capital lease	2 - 11

        Leased property and equipment meeting capital lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased asset at the inception of the lease. Leasehold improvements and assets under capital leases are amortized using the straight-line method over the shorter of their estimated useful lives or the initial term of the related lease.

        Long-lived assets to be held and used are reviewed for impairment whenever facts and circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment testing of long-lived assets, we identify asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows for other groups of assets and liabilities. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in an amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

        Assets are classified as held for sale if the Company commits to a plan to sell the asset within one year and actively markets the asset in its current condition for a price that is reasonable in comparison to its estimated fair value. Assets held for sale are stated at lower of depreciated cost or estimated fair value less expected disposition costs and are recorded within "Prepaid expenses and other current assets".

        During Successor 2016, Successor 2015 and Predecessor 2014, the Company recognized impairment losses of $373, $173 and $728, respectively, related to land and buildings held for sale. These losses were included in "Selling, general and administrative" expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) in Successor 2016, Successor 2015 and Predecessor 2014. The Company did not recognize any impairments in Successor 2014.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

Goodwill

        Goodwill represents the excess of purchase price over fair value of net assets acquired. We do not amortize goodwill, but do assess goodwill for impairment in the fourth quarter of each fiscal year or whenever events or circumstances indicate that it is "more likely than not" that the fair value of a reporting unit had dropped below its carrying value. For the fiscal 2016, fiscal 2015 and full year 2014 annual impairment tests, the fair values of our identified reporting units were estimated using a discounted cash flow ("DCF") analysis and a market comparable method, with each method being equally weighted in the calculation. There were no goodwill impairment charges recorded. See Note 6, "Goodwill and Intangible Assets," for a complete description of the Company's goodwill.

Intangible Assets

        The Company typically uses an income method to estimate the fair value of "Intangible assets", which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product or technology life cycles, the economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

        Determining the useful life of an intangible asset also requires judgment. Certain intangibles are expected to have indefinite lives based on their history and the Company's plans to continue to support and build the acquired brands. Other acquired intangible assets such as customer relationships and other brand or trade names are expected to have definite useful lives. All of the Company's customer-related intangibles are expected to have determinable useful lives. The costs of determinable-lived intangibles are amortized over their estimated lives.

Deferred Financing Costs

        The Company capitalizes debt issuance costs and amortizes them over the term of the related debt. The Company uses the straight-line method to amortize debt issuance costs related to the ABL Facility (as defined below) while the effective interest method is used to amortize debt issuance costs related to the Term Loan Facilities (as defined below). Amortization of debt issuance costs is recorded in "Interest expense" within the Consolidated Statements of Operations and Comprehensive Income (Loss). Lender and third party deferred financing costs are reported as a reduction of the Term Loan Facilities of $11,147 and $13,311 as of April 30, 2016 and 2015, respectively, in the Consolidated Balance Sheets. Lender and third party deferred financing costs related to the ABL Facility are reported as an asset of $2,544 and $2,949 as of April 30, 2016 and 2015, respectively, in the Consolidated Balance Sheets. Amortization of these costs was $2,961, $2,907, $235 and $516 in Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014, respectively.

Derivative Instruments

        The Derivative financial instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets and measured at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If the derivative does qualify as a hedge, under the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codificaiton ("ASC") Topic 815, "Derivatives and hedging", changes in the fair value

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value is immediately recognized in earnings.

        We enter into interest rate derivative agreements, commonly referred to as caps or swaps, with the objective of minimizing the risks and costs associated with financing activities, as well as to maintain an appropriate mix of fixed-and floating-rate debt. These agreements are contracts to exchange variable-rate for fixed-interest rate payments over the life of the agreements.

        For derivative instruments designated as hedges per ASC 815, we record the effective portions of changes in their fair value, net of taxes, in "Comprehensive income (loss)" to the extent the derivative is considered perfectly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged, until the hedged item is recognized in earnings (commonly referred to as the "hedge accounting" method).

        The effectiveness of the hedges is periodically assessed by management during the lives of the hedges by: 1) comparing the current terms of the hedges with the related hedged debt to assure they continue to coincide and 2) evaluating the ability of the counterparties to the hedges to honor their obligations under the hedges. Any ineffective portions of the hedges are recognized in earnings through interest expense, financing costs and other expenses.

        During the year ended April 30, 2015, we elected to designate a derivative instrument as a cash flow hedge in accordance with ASC 815. This instrument is an interest rate cap on quarterly resetting 3-month LIBOR, based on a strike rate of 2.0% and payable quarterly. This instrument effectively caps the interest rate at 5.75% on an initial notional amount of $275,000 of our variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms. The interest rate cap was purchased for $4,638 on October 31, 2014, designated as a hedge on January 31, 2015, and expires on October 31, 2018.

        This derivative instrument is recorded in the Consolidated Balance Sheet as of April 30, 2016 and 2015, respectively, as an asset at its fair value of $271 and $2,160 within "Other assets". The valuation of this instrument was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities.

        The decrease in fair value of the instrument from the purchase date to the date of hedge designation was $2,494 and is reflected in earnings through "Change in fair value of financial instruments" on the Consolidated Statements of Operations and Comprehensive Income (Loss). The increase in fair value from the effective hedge date to the year ended April 30, 2015 was $10 and was recorded in "Increase in fair value of financial instruments" in "Comprehensive income (loss)". The decrease in fair value from the effective hedge date to the year ended April 30, 2016 was $1,158 and was recorded in "Decrease in fair value of financial instruments" in "Comprehensive income (loss)". The Company believes there have been no material changes in the creditworthiness of the counterparty to this cap agreement and believes the risk of nonperformance by such party is minimal. See Note 18, "Accumulated Other Comprehensive (Loss) Income."

        We consider the interest rate cap to be a Level 2 fair value measurement for which market-based pricing inputs are observable. Generally, we obtain our Level 2 pricing inputs from our counterparties. Substantially all of

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

        For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the "mark-to-market" method). Prior to Predecessor 2014, the Company entered into an interest-rate swap agreement as a fixed-rate payor to mitigate interest-rate risk associated with floating interest rate borrowings under the ABL Facility on an initial notional amount of $35,000. Per the terms of the contract, the Predecessor received fixed interest of 0.69 percent in exchange for floating interest indexed to the one-month LIBOR rate. Changes in fair value resulted in a gain of $208 for Predecessor 2014. These gains and losses are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), in "Other income, net". The interest rate swap was terminated in Predecessor 2014 with a penalty of $105 and interest of $16 and is recorded in "Other income, net" in the Consolidated Statements of Operations and Comprehensive Income (Loss). We consider the interest rate swap to be a Level 2 fair value measurement for which market-based pricing inputs are observable.

Insurance Liabilities

        The Company is self-insured for certain losses related to medical claims. The Company has deductible-based insurance policies for certain losses related to general liability, workers' compensation and automobile. The deductible amount is $250, $500 and $1,000 for general liability, workers' compensation and automobile, respectively. The Company has stop-loss coverage to limit the exposure arising from claims. The coverage consists of a primary layer and an excess layer. The primary layer of coverage is from $500 to $2,000 and the excess layer covers claims from $2,000 to $100,000. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.

        At April 30, 2016 and 2015, the aggregate liabilities for medical self-insurance were $3,342 and $2,468, respectively, and are recorded in "Other liabilities" within the Consolidated Balance Sheets. At April 30, 2016 and 2015, reserves for general liability, automobile and workers' compensation totaled approximately $12,213 and $36,808 respectively, and are recorded in "Other accrued expenses and current liabilities" and "Other liabilities" in the Consolidated Balance Sheets, the majority of the fiscal 2015 amount relates to an insured automobile claim, subject to a $500 deductible. During the year ended April 30, 2016, the claim was paid by our insurance carrier in the amount of approximately $26,300, subject to the deductible. At April 30, 2016 and 2015, recoveries for general liability, automobile and workers' compensation, totaled approximately $4,832 and $30,714, respectively and are recorded in "Prepaid expenses and other current assets" and "Other assets" in the Consolidated Balance Sheets.

Income Taxes

        Income taxes are accounted for in accordance with ASC 740 "Income Taxes," which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of existing tax law and published guidance as applicable to our operations.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

        We evaluate our deferred tax assets to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The primary negative evidence considered includes the cumulative operating losses generated in prior periods. The primary positive evidence considered includes the reversal of deferred tax liabilities related to depreciation and amortization that would occur within the same jurisdiction and during the carry-forward period necessary to absorb the federal and state net operating losses and other deferred tax assets. The reversal of such liabilities would utilize the federal and state net operating losses and other deferred tax assets.

        We record amounts for uncertain tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments could materially affect amounts recognized related to income tax uncertainties and may affect our results of operations or financial position. We believe our assumptions for estimates are reasonable, although actual results may have a positive or negative material impact on the balances of such tax positions. Historically, the variation of estimates to actual results is not significant and material variation is not expected in the future.

Credit and Economic Risk

        The Company's sources of liquidity have been and are expected to be cash from operating activities, available cash balances and the ABL Facility and the Term Loan Facilities. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts and notes receivable. The Company assesses the credit standing of counterparties as considered necessary. The Company routinely assesses the financial strength of its customers and generally does not require collateral. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. The Company provides for doubtful accounts based on historical experience and when current conditions indicate that collection is doubtful. Accounts are written off when deemed uncollectible. In certain situations, the Company provides the customer with the right of product return; we have established a reserve for returns based on historic returns. The Company does not enter into financial instruments for trading or speculative purposes.

        The Company purchases a majority of its inventories from a select group of vendors. Without these vendors, the Company's ability to acquire inventory would be significantly impaired.

Fair Value of Financial Instruments

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximates fair value due to its short-term nature. Based on borrowing rates available to the Company for loans with similar terms, the carrying values of the ABL Facility and other debt approximates fair value. The Term Loan Facilities approximates fair value as the debt was issued on the Acquisition Date and interest rates have not changed significantly.

        Accounting guidance establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.
Level 2	Inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.
Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

Advertising Expense

        The cost of advertising is expensed as incurred and presented within "Selling, general and administrative" expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company incurred approximately $2,043, $1,805, $114 and $1,282 in advertising costs in Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014, respectively.

Equity-Based Compensation

        We account for stock options granted to employees and directors by recording compensation expense based on the award's fair value, estimated on the date of grant using the Black-Scholes option-pricing model. Equity-based compensation expense is recognized on a schedule that approximates the graded vesting of the awards.

        Determining the fair value of stock options under the Black-Scholes option-pricing model requires judgment, including estimating the fair value per share of our common stock, volatility, expected term of the awards, dividend yield and risk-free interest rate. The assumptions used in calculating the fair value of stock options represent our best estimates, based on management's judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the model change significantly, share-based compensation recorded for future awards may differ materially from that recorded for awards granted previously.

        We estimate potential forfeitures of stock options and adjust share-based compensation expense accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ from prior estimates. We estimate forfeitures based upon our historical experience with employee turnover, and, on an annual basis, review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions changes.

        We intend to use authorized and unissued shares to satisfy share award exercises, unless otherwise noted.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

Stock Appreciation Rights, Deferred Compensation and Liabilities to Noncontrolling Interest Holders

        Certain subsidiaries have equity based compensation agreements with the subsidiary's employees and minority shareholders. These agreements are stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders. Since these agreements are typically settled in cash or notes, and do not meet the criteria established by ASC 718, "Compensation—Stock Compensation" to be accounted for in "Stockholders' equity", they are accounted for as liability awards. See Note 14, "Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests."

Treasury Stock

        In fiscal 2016, we repurchased 394,577 shares of our common stock at a cost of $5,827 in connection with our separation agreement with a former employee. We then reissued these shares for proceeds of $4,856. The difference between the cost of the treasury stock and the proceeds from its reissuance was accounted for, using the "cost" method, as an increase to "Accumulated deficit" of $971.

Net Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of outstanding common shares for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if instruments that may require the issuance of common shares in the future were settled and the underlying common shares were issued. Diluted earnings (loss) per share is computed by increasing the weighted-average number of outstanding common shares computed in basic earnings (loss) per share to include the dilutive effect of stock options and other equity-based instruments held by the Company's employees and directors during each period. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.

        Diluted net earnings (loss) per common share equals basic net earnings (loss) per common share for the Successor 2015 and Successor 2014 periods, as the effect of stock options and other equity-based instruments (collectively "stock-based compensation securities") are anti-dilutive because the Company incurred losses from continuing operations in those periods. During Successor 2015 and Successor 2014, stock-based compensation securities were excluded from the calculation of diluted earnings (loss) per share because their effect would have been anti-dilutive.

Recent Accounting Pronouncements

        Presentation of an unrecognized tax benefit—In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists" ("ASU 2013-11"), which resolves diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carryforward, except in certain situations, as defined in ASU 2013-11. The amendments in ASU 2013-11 are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted ASU 2013-11 on May 1, 2014. The

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

adoption of this standard did not materially impact the Company's financial position, results of operations, or cash flows.

        Discontinued operations—In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity" ("ASU 2014-08"). The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014 (early adoption is permitted only for disposals that have not been previously reported). The impact on the Company of adopting ASU 2014-08 will depend on the nature and size of future disposals, if any, of a component of the Company after the effective date. The Company has elected to early adopt ASU2014-08 effective May 1, 2014. As a result of the adoption of this standard, the classification of a disposal made in fiscal 2015 that did not represent a strategic shift in the Company's direction or have a major impact on the Company's financial position or results of operations was not reported as a discontinued operation.

        Revenue recognition—In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). The amended guidance outlines a single comprehensive revenue model for entities to use in accounting for revenue arising from contracts with customers. The guidance supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that "an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services." Entities have the option of using either a full retrospective or modified approach to adopt the guidance. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017 (early adoption is not permitted). The Company is currently evaluating the impact of adopting ASU 2014-09.

        Going Concern—In August 2014 the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern", which requires management to evaluate whether there are conditions or events that raise substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its Consolidated Financial Statements.

        Debt Issuance Costs—In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The guidance is effective prospectively for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2015. Early adoption is permitted and upon adoption, the guidance must be applied retroactively to all periods presented in the financial statements. Management has elected early adoption of the standard and retroactively applied it all periods presented in the accompanying Consolidated Financial Statements.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

        Business Combinations—In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the accounting for measurement-period adjustments" ("ASU 2015-16"). The amended guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments are effective prospectively for the fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2015 (early adoption were permitted only for financial statements that have not been issued). Management has early adopted the standard. The adoption of this standard did not materially impact our financial position, results of operations, or cash flows.

        Deferred Taxes—In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). This amendment changes how deferred taxes are recognized by eliminating the requirement of presenting deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement will be to classify all deferred tax liabilities and assets as noncurrent. ASU 2015 17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to all periods presented. The Company is in the process of determining the method of adoption and assessing the impact ASU 2015-17 will have on its Consolidated Financial Statements.

        Leases—In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU 2016-02"). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with such classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for the Company's fiscal year beginning May 1, 2019, including interim reporting periods within that fiscal year. A modified transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company is still evaluating the impact of its pending adoption of the new standard on its Consolidated Financial Statements, the Company expects that upon adoption it will recognize ROU assets and liabilities that could be material.

        Equity Compensation—In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee ShareBased Payment Accounting" ("ASU 2016-09"). Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) forfeitures; and (d) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently in the process of evaluating the impact of the adoption on its Consolidated Financial Statements.

2. Acquisition of Gypsum Management and Supply, Inc.

        On the Acquisition Date, the Company acquired all of the outstanding common shares of Gypsum Management and Supply, Inc. (Predecessor) for a purchase price of $821,045. The Acquisition was accounted for using the acquisition method of accounting, in accordance with ASC 805, "Business Combinations," which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

2. Acquisition of Gypsum Management and Supply, Inc. (Continued)

consideration transferred was funded with approximately $224,000 cash from AEA and co-investors, approximately $503,000 from the Term Loan Facilities and $94,279 of interests that were converted from ownership interests of certain members of Predecessor management and noncontrolling interest holders. The table below summarizes the consideration transferred to acquire Gypsum Management and Supply, Inc. which includes cash and certain noncontrolling interests in subsidiaries of Gypsum Management and Supply, Inc.:

Consideration Transferred

Cash consideration and issuance of debt	$726,766
Conversion of Predecessor interests	94,279

Total consideration	$821,045

        The identified assets acquired and liabilities assumed based on their estimated fair values at the Acquisition Date are as follows:

Final purchase price allocation
Cash and cash equivalents	$23,740
Trade accounts and notes receivable	169,867
Inventories	146,044
Prepaid expenses and other current assets	18,200
Intangible assets	216,182
Property and equipment	176,623
Other assets	19,541
Current portion of long-term debt	(2,185)
Accounts payable	(62,116)
Accrued compensation and employee benefits	(41,357)
Other accrued expenses and current liabilities	(15,399)
Deferred income tax liabilities	(88,387)
Long-term debt, less current portion	(5,583)
Other liabilities	(31,588)
Liabilities to noncontrolling interest holders	(29,673)

Total identifiable net assets	$493,909

Goodwill	$327,136

        The Company acquired intangible assets of $216,182. See Note 6, "Goodwill and Intangible Assets," for the summary of the fair value estimates of the identifiable intangible assets and their useful lives.

        The $327,136 of goodwill represents the cost in excess of the fair value of net assets acquired and is attributable to the entrepreneurial culture and leading market position of Predecessor and the expected significant growth of the business. The fair value was determined based on market participant assumptions using common valuation techniques. The goodwill is not deductible for income tax purposes.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

2. Acquisition of Gypsum Management and Supply, Inc. (Continued)

        The Company incurred Acquisition-related costs of $68,801, of which $837, $16,155 and $51,809 were incurred in Successor 2015, Successor 2014 and Predecessor 2014, respectively, and which are included in "Selling, general and administrative" expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

        As discussed in Note 1, certain prior year amounts were revised to properly reflect deferred income tax liabilities and the related goodwill established during purchase accounting. As a result of these revisions, "Deferred income taxes, net" and "Goodwill" on the Consolidated Balance Sheet increased by $6,400 as of April 30, 2015.

3. Business Acquisitions

        The Company operates in a highly fragmented industry. A key component of the Company's strategy is growth through acquisition that expands its geographic coverage, provides complementary lines of business and increases its market share.

        The Company has accounted for all business combinations using the purchase method, in accordance with ASC 805, to record a new cost basis for the assets acquired and liabilities assumed. The Company recorded, based on preliminary purchase price allocations, intangible assets representing client relationships, tradenames, and excess of purchase price over the estimated fair values of the net assets acquired as "Goodwill" in the accompanying Consolidated Financial Statements. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence. The results of operations are reflected in the Consolidated Financial Statements of the Company from the date of acquisition.

(a)   2016 Acquisitions

        In fiscal 2016, the Company completed the following acquisitions, with an aggregate purchase price of $117,178, comprised of $114,554 net of cash consideration and $2,624 of contingent consideration, subject to finalization of working capital settlement amounts. In connection with these acquisitions, the Company incurred transaction costs of $2,056 in the year ended April 30, 2016. These costs are included in "Selling, general and administrative" expenses in the Company's accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The purpose of these acquisitions was to expand the geographical coverage of the Company and grow the business. These acquisitions increased net sales by $72,277 for the year ended April 30, 2016.

Company name	Form of acquisition	Date of acquisition
Tri-Cities Drywall & Supply Co.	Purchase of net assets	September 29, 2015
Badgerland Supply, Inc.	Purchase of net assets	November 2, 2015
Hathaway & Sons, Inc.	Purchase of net assets	November 9, 2015
Gypsum Supply Company	Purchase of 100% of outstanding common stock	January 1, 2016
Robert N. Karpp Co., Inc.	Purchase of net assets	February 1, 2016
Professional Handling & Distribution, Inc.	Purchase of net assets	February 1, 2016
M.R. Lee Building Materials, Inc.	Purchase of net assets	April 4, 2016

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

3. Business Acquisitions (Continued)

        The preliminary allocation of consideration for these acquisitions is summarized as follows:

Preliminary purchase price allocation April 30, 2016
Trade accounts and notes receivable	$26,707
Inventories	17,543
Property and equipment	9,236
Other assets	1,764
Tradenames	12,500
Below market leases	2,020
Customer relationships	29,055
Goodwill	38,833
Deferred tax liability	(6,676)
Liabilities assumed	(13,804)

Purchase price	$117,178

        Goodwill of $13,736 and other intangible assets of $26,335 are expected to be deductible for U.S. federal income tax purposes. Goodwill of $25,097 and other intangibles of $17,240 are nondeductible for U.S. federal income tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are preliminary. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the applicable acquisition date. The pro forma impact of these acquisitions is not presented as it is not considered material to our Consolidated Financial Statements.

(b)   2015 Acquisitions

        In fiscal 2015, the Company completed the following acquisitions, with an aggregate purchase price of $72,208, comprised of $69,168 net of cash consideration and $3,040 of contingent consideration. In connection with these acquisitions, the Company incurred transaction costs of $12 and $945 in the year ended April 30, 2016 and 2015, respectively. These costs are included in "Selling, general and administrative" expenses in the Company's accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The purpose of these acquisitions was to expand the geographical coverage of the Company and grow the business. These acquisitions increased net sales by $44,380 for the year ended April 30, 2015.

Company name	Form of acquisition	Date of acquisition
Contractors' Choice Supply, Inc.	Purchase of net assets	August 1, 2014
Drywall Supply, Inc.	Purchase of net assets	October 1, 2014
Allsouth Drywall Supply Company	Purchase of net assets	November 24, 2014
Serrano Supply, Inc.	Purchase of net assets	February 2, 2015
Ohio Valley Building Products, LLC	Purchase of net assets	February 16, 2015
J&B Materials, Inc.	Purchase of net assets	March 16, 2015

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

3. Business Acquisitions (Continued)

        The final allocation of consideration for these acquisitions is summarized as follows:

	Preliminary purchase price allocation April 30, 2015	Adjustments/ Reclassifications	Final purchase price allocation April 30, 2016
Trade accounts and notes receivable	$14,935	$131	$15,066
Inventories	8,760	—	8,760
Property and equipment	5,116	—	5,116
Other assets	76	—	76
Tradenames	3,260	—	3,260
Customer relationships	30,840	—	30,840
Goodwill	21,675	(1,338)	20,337
Liabilities assumed	(11,268)	21	(11,247)

Purchase price	$73,394	$(1,186)	$72,208

        During fiscal 2016, the Company paid out $2,459 in contingent consideration and recorded adjustments to working capital resulting in a decrease to total consideration paid of $1,186. Goodwill of $20,337 and other intangible assets of $34,100 are expected to be deductible for U.S. federal income tax purposes. The pro forma impact of these acquisitions is not presented as it is not considered material to our Consolidated Financial Statements.

(c)   2014 Acquisitions

        In full year 2014, the Company completed the following acquisitions, with an aggregate purchase price of $5,518, comprised entirely of cash consideration. In connection with these 2014 acquisitions, the Company incurred transaction costs of $120 in full year 2014. These amounts are reported in "Selling, general and administrative" expenses in the Company's accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The purpose of these acquisitions was to expand the geographical coverage of the Company and grow the business. These acquisitions increased net sales by $14,112 for full year 2014.

Company name	Form of acquisition	Date of acquisition
Sun Valley Supply, Inc.	Purchase of net assets	August 1, 2013
Dakota Gypsum	Purchase of net assets	August 19, 2013

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

3. Business Acquisitions (Continued)

        The final allocation of consideration for these acquisitions is summarized as follows:

Final purchase price allocation
Trade accounts and notes receivable	$1,679
Inventories	1,402
Property and equipment	773
Assets acquired and liabilities assumed, net	19
Goodwill	1,645

Purchase price	$5,518

        In full year 2014, the Company finalized the purchase price allocation and recorded adjustments to contingent considerations resulting in a decrease in total consideration paid of $560. Goodwill of $1,645 is expected to be deductible for U.S. federal income tax purposes. The pro forma impact of these acquisitions is not presented as it is not considered material to our Consolidated Financial Statements.

4. Prepaid expenses and other current assets

        "Prepaid expenses and other current assets" at April 30, 2016 and 2015 consists of the following:

	April 30, 2016	April 30, 2015
IPO readiness	$5,091	$320
Insurance recoveries and other receivables	3,974	27,854
Assets held for sale(1)	2,598	8,721
Prepaid rent	1,141	923
Taxes, tags and licenses	695	688
Prepaid supplies	679	463
Management fee	375	375
Prepaid insurance and payroll taxes	257	721
Refundable income taxes	—	1,662
Other	1,738	1,209

	$16,548	$42,936

(1)
As of April 30, 2016 and 2015, certain land, buildings and building improvements met the held for sale criteria and have been included as a component of capitalized other current assets. Upon meeting the held for sale criteria, these assets were no longer depreciated. In fiscal 2016 and fiscal 2015, the Company received proceeds of $7,093 and $150, respectively, related to disposals of assets held for sale.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

5. Property and Equipment

        "Property and equipment" at April 30, 2016 and 2015 consists of the following:

	April 30, 2016	April 30, 2015
Land	$50,001	$49,984
Buildings and leasehold improvements	77,049	75,153
Machinery and equipment	78,142	66,946
Construction in progress	2,445	2,047

Total property and equipment	207,637	194,130
Less: accumulated depreciation and amortization	54,377	35,306

Total property and equipment, net of accumulated depreciation and amortization	$153,260	$158,824

        "Depreciation and amortization" expense for property and equipment was $26,667, $32,208, $3,818 and $12,215 for Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014, respectively.

6. Goodwill and Intangible Assets

        As discussed in Note 1, certain prior year amounts were revised to properly reflect deferred income tax liabilities and the related goodwill established during purchase accounting. As a result of these revisions, "Goodwill" on the Consolidated Balance Sheet increased by $6,400 as of April 30, 2015.

        "Goodwill" at April 30, 2016 and 2015 consists of the following:

Carrying Amount
Balance at May 1, 2014	$327,136
Goodwill acquired during the year (Note 3)	21,675

Balance at April 30, 2015	348,811

Working capital adjustments (Note 3)	(1,338)
Goodwill acquired during the year (Note 3)	38,833

Balance at April 30, 2016	$386,306

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

6. Goodwill and Intangible Assets (Continued)

        The Company's definite lived intangible assets as of April 30, 2016 and 2015 consist of the following:

			April 30, 2016
		Weighted average amortization period
	Estimated useful lives (years)		Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	5 - 13	10.8	$208,526	$69,929	$138,597
Definite lived tradenames	5 - 20	19.5	15,760	447	15,313
Vendor agreement	8	—	5,644	1,470	4,174
Leasehold interests	7 - 13	8.2	2,516	178	2,338

Totals			$232,446	$72,024	$160,422

			April 30, 2015
		Weighted average amortization period
	Estimated useful lives (years)		Gross carrying amount	Accumulated amortization	Net carrying value
Amortizable intangible assets:
Customer relationships	8 - 13	11.0	$179,471	$33,610	$145,861
Definite lived tradenames	20	—	3,260	51	3,209
Vendor agreement	8	—	5,644	765	4,879
Leasehold interests	8 - 13	10.9	496	51	445

Totals			$188,871	$34,477	$154,394

        The Company's indefinite lived intangible assets consist of tradenames which have a carrying amount of $61,368 as of April 30, 2016 and 2015.

        Amortization expense related to intangible assets was $37,548, $31,957, $2,518 and $38 in Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014, respectively, and is recorded in "Depreciation and amortization" expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

6. Goodwill and Intangible Assets (Continued)

estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is expected to be as follows:

	Customer relationships	Tradenames	Vendor agreement	Leasehold interests	Total
Years ending April 30:
2017	$34,189	$854	$706	$318	$36,067
2018	27,412	854	706	318	29,290
2019	21,483	854	706	318	23,361
2020	16,275	854	706	318	18,153
2021	12,299	824	706	318	14,147
Thereafter	26,939	11,073	644	748	39,404

Total	$138,597	$15,313	$4,174	$2,338	$160,422

7. Other Accrued Expenses and Current Liabilities

        "Other accrued expenses and current liabilities" at April 30, 2016 and 2015 consist of the following:

	April 30, 2016	April 30, 2015
Sales taxes payable	$9,297	$7,309
Insurance related liabilities	8,340	33,427
Contingent consideration	7,265	2,358
Income taxes payable	5,444	—
Accrued rebates	2,054	1,676
Accrued professional services fees	1,741	1,287
Real estate and personal property taxes	1,431	1,082
Accrued interest	678	1,420
Deferred revenue	626	784
Accrued franchise tax	271	376
Contingent liabilities to sellers	—	4,821
Other	4,667	2,632

	$41,814	$57,172

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

8. Long-Term Debt

        "Long-term debt" at April 30, 2016 and 2015 consists of the following:

	April 30, 2016	April 30, 2015
First Lien Term Loan due 2021(1)(2)	$373,998	$376,180
Second Lien Term Loan due 2022(3)(4)	154,517	153,585
ABL Facility	101,910	16,950
Capital lease obligation, at an annual rate of 5.25%, due in monthly installments through August 2022 (Note 16)	11,449	8,628
Installment notes at fixed rates up to 2.7%, due in monthly and annual installments through April 2021	2,736	1,641

	644,610	556,984
Less: Current portion	35,581	23,709

Total long-term debt	$609,029	$533,275

(1)
Net of unamortized discount of $1,355 and $1,640 as of April 30, 2016 and 2015, respectively.

(2)
Net of deferred financing costs of $6,847 and $8,280 as of April 30, 2016 and 2015, respectively.

(3)
Net of unamortized discount of $1,183 and $1,384 as of April 30, 2016 and 2015, respectively.

(4)
Net of deferred financing costs of $4,300 and $5,031 as of April 30, 2016 and 2015, respectively.

Acquisition Debt (Successor)

        On April 1, 2014, the Company's wholly-owned subsidiaries, GYP Holdings II Corp., as parent guarantor (in such capacity, "Holdings"), and GYP Holdings III Corp., as borrower (in such capacity, the "Borrower" and, together with Holdings and the Subsidiary Guarantors (as defined below), the "Loan Parties"), entered into a senior secured first lien term loan facility (the "First Lien Facility") and a senior secured second lien term loan facility (the "Second Lien Facility" and, together with the First Lien Facility, the "Term Loan Facilities") in the aggregate amount of $550,000 to acquire Gypsum Management and Supply, Inc. The proceeds from the Term Loan Facilities were used to (i) repay all amounts outstanding under the 2010 Credit Facility in the amount of $86,120, (ii) pay the acquisition purchase price and (iii) pay related fees and expenses.

        The Term Loan Facility consists of a First Lien Term Loan and a Second Lien Term Loan (respectively, the "First Term Loan" and "Second Term Loan" and collectively, the "Term Loans"). The First Term Loan was issued in an original aggregate principal amount of $388,050 (net of $1,950 of original issue discount). The Second Term Loan was issued in an original aggregate principal amount of $158,400 (net of $1,600 of original issue discount). At April 30, 2016, the borrowing interest rate for the First Term Loan and Second Term Loan was 4.75% and 7.75%, respectively. Accrued interest, presented within "Other accrued expenses and current liabilities" in our Consolidated Balance Sheets, was $246 and $1,119 at April 30, 2016 and 2015, respectively. Cash paid for interest was $32,130, $30,251 and $2,491 for Successor 2016, Successor 2015 and Successor 2014, respectively. The First Lien Facility permits the Borrower to add one or more incremental term loans up to a fixed amount of $100,000 (shared with the Second Term Loan) plus a certain amount depending on a secured first lien leverage ratio test

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

8. Long-Term Debt (Continued)

included in the First Lien Facility. The Second Lien Facility permits the Borrower to add one or more incremental term loans up to a fixed amount of $100,000 (shared with the First Lien Facility) plus a certain amount depending on a secured leverage ratio test included in the Second Lien Facility. The First Term Loan bears interest at LIBOR (subject to a floor of 1.00%) plus a borrowing margin of 3.75%. The Second Term Loan bears interest at LIBOR (subject to a floor of 1.00%) plus a borrowing margin of 6.75%. The First Term Loan amortizes in nominal quarterly installments of $975, or 0.25% of the original aggregate principal amount of the First Term Loan and matures on April 1, 2021. The Second Term Loan has no amortization and matures on April 1, 2022. Provided that the individual affected lenders agree accordingly, the maturities of the Term Loans may, upon the Borrower's request and without the consent of any other lender, be extended.

        On June 1, 2016, we repaid the entire outstanding principal balance under the Second Lien Term Loan, see Note 23, "Subsequent Events."

Asset Based Lending Facility (Successor)

        The Asset Based Lending Credit Facility (the "ABL Facility"), entered into on April 1, 2014, provides for revolving loans and the issuance of letters of credit up to a maximum aggregate principal amount of $200,000 (subject to availability under a borrowing base). GYP Holdings III Corp. is the lead borrower (in such capacity, the "Lead Borrower"). Extensions of credit under the ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of April 30, 2016, the Company had $187,185 of available borrowings and $101,910 in short-term swing line borrowings and eurodollar loans outstanding under the ABL Facility as presented within "Revolving credit facility" under "Current Liabilities" on the Consolidated Balance Sheets. As of April 30, 2015, the Company had $171,688 of available borrowings and $16,950 in short-term swing line borrowings and eurodollar loans outstanding under the ABL Facility as presented within "Revolving credit facility" under "Current Liabilities" on the Consolidated Balance Sheets. As of April 30, 2016 and 2015, there was $422 and $280 accrued interest payable, respectively on the facility. In Successor 2016, Successor 2015 and Successor 2014, we paid interest and other fees on the facility of $1,900, $941 and $76, respectively. The ABL Facility also permits the Company to request increases in the amount of the revolving, swing line and letter of credit facilities up to an aggregate maximum amount of $300,000 for the total commitments under the ABL Facility (including all incremental commitments).

        As of April 30, 2016 and 2015, the Company reflected $2,544 and $2,949, respectively, of deferred financing costs related to the ABL Facility in "other assets" on its Consolidated Balance Sheets.

        In fiscal 2016, we amended our ABL Facility to exercise the $100,000 accordion feature of the ABL Facility which increased the aggregate revolving commitments from $200,000 to $300,000 and increased the sublimit for same day swing line borrowings from $20,000 to $30,000. The other terms of the ABL Facility remain unchanged.

        At the Company's option, the interest rates applicable to the loans under the ABL Facility are based at LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The applicable rate of interest for fiscal 2016 and fiscal 2015 was 2.97% and 3.75%, respectively. The ABL Facility also contains an unused commitment fee subject to utilization, as included in the ABL Facility agreement.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

8. Long-Term Debt (Continued)

        The ABL Facility will mature on April 1, 2019 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company's request and without the consent of any other lender. The ABL Facility contains a cross default provision with the Term Loan Facility.

Collateral under the ABL Facility and Term Loan Facilities

        The ABL Facility is collateralized by (a) first priority perfected liens on the following assets of the Loan Parties: (i) accounts receivable; (ii) inventory; (iii) deposit accounts; (iv) cash and cash equivalents; (v) tax refunds and tax payments; (vi) chattel paper and (vii) documents, instruments, general intangibles, securities accounts, books and records, proceeds and supporting obligations related to each of the foregoing, subject to certain exceptions (collectively, "ABL Priority Collateral") and (b) third priority perfected liens on the remaining assets of the Loan Parties not constituting ABL Priority Collateral, subject to customary exceptions (collectively, "Term Priority Collateral").

        The First Lien Facility and the Second Lien Facility are collateralized by (a) first priority liens and second priority liens, respectively, on the Term Priority Collateral and (b) second priority liens and third priority liens, respectively, on the ABL Priority Collateral, subject to customary exceptions.

Prepayments under the ABL Facility and Term Loan Facilities

        The Term Loans may be prepaid at any time without penalty, except that the Second Term Loan is subject to a 1% prepayment premium on voluntary prepayments and certain mandatory prepayments made prior to April 1, 2016. Under certain circumstances and subject to certain exceptions, the Term Loan Facilities will be subject to mandatory prepayments in the amount equal to:

  •
  100% of the net proceeds of certain asset sales and issuances or incurrences of nonpermitted indebtedness; and

  •
  50% of annual excess cash flow for any fiscal year, such percentage to decrease to 25% or 0% depending on the attainment of certain total leverage ratio targets.

        As of April 30, 2016 there was no prepayment required related to excess cash flow.

        The ABL Facility may be prepaid at the Company's option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding ABL Facility exceeds the lesser of the (i) borrowing base and (ii) the aggregate amount of commitments. Mandatory prepayments do not result in a permanent reduction of the lenders' commitments under the ABL Facility.

Guarantees

        Holdings guarantees the payment obligations under the ABL Facility and the Term Loan Facilities. Certain of Holdings' subsidiaries (i) guarantee the payment obligations under the Term Loan Facilities (in such capacity, the "Subsidiary Guarantors") and (ii) are co-borrowers under the ABL Facility.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

8. Long-Term Debt (Continued)

Covenants under the ABL Facility and Term Loan Facilities

        The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company is in compliance with all such covenants at April 30, 2016.

        The Term Loan Facilities contain a number of covenants that limit the ability of the Borrower and its restricted subsidiaries, as described in the Term Loan Facilities, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of the Company's restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with the Company's affiliates; and prepay or amend the terms of certain indebtedness. The Company is in compliance with all restrictive covenants at April 30, 2016.

Events of Default under the ABL Facility and Term Loan Facilities

        The ABL Facility and Term Loan Facilities also provide for customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross default to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments and changes of control.

Asset Based Lending Facility (Predecessor)

        In conjunction with the Acquisition of the Predecessor, the outstanding balance of the 2010 Credit Facility was paid in full and unamortized deferred financing charges of $1,641 were written off as part of the purchase price accounting.

Debt Maturities

        As of April 30, 2016, the scheduled quarterly principal payments of long-term debt, excluding capital leases and installment notes are as follows:

	First Lien Term Loan	Second Lien Term Loan	Total
Years ending April 30,
2017	$3,900	$160,000	$163,900
2018	3,900	—	3,900
2019	3,900	—	3,900
2020	3,900	—	3,900
2021	366,600	—	366,600
Thereafter	—	—	—

	$382,200	$160,000	$542,200

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

8. Long-Term Debt (Continued)

Installment Notes

        The installment notes as of April 30, 2016 represent notes for subsidiary stock repurchases from shareholders, notes for the payout of stock appreciation rights and a note to the seller of an acquired company. The installment notes as of April 30, 2015 represent notes for subsidiary stock repurchases from shareholders and a note for the payout of stock appreciation rights. See Note 14, "Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests."

9. Predecessor Mandatorily Redeemable Common Shares

        Prior to the Acquisition, our founders owned one hundred percent of the outstanding shares of Gypsum Management and Supply, Inc. (Predecessor). These shares had certain redemption features which provided that upon the death or disability of the shareholder or termination of his employment, Predecessor would be required to purchase these shares at their then current fair values. Pursuant to this provision, these shares were deemed to be mandatorily redeemable and, as such, were required to be reflected as a liability at their estimated fair values at the end of any reporting period. Changes in fair value are reflected as "Change in fair value of mandatorily redeemable common shares" on our Consolidated Statements of Operations and Comprehensive Income (Loss). Fair value was estimated based on common valuation techniques. On April 1, 2014, all outstanding shares were acquired or converted into the equity of GMS Inc. at the Acquisition Date.

        The following table sets forth a roll forward of the Level 3 fair values of the Predecessor's mandatorily redeemable common shares. These techniques were based on a combination of a discounted cash flow analysis, which was determined using management's projections, and a market comparable method.

Mandatorily Redeemable Common Shares
Balance as of May 1, 2013	$459,628
Increase in fair value	200,004

Balance as of March 31, 2014	659,632
Acquisition of Predecessor equity interests by GMS Inc.	(659,632)

Balance as of March 31, 2014	$—

10. Retirement Plan

        The Company maintains a defined contribution retirement plan for its employees. Participants are allowed to choose from a 401(k) of mutual funds in order to designate how both employer and employee contributions are invested. Under the plan, the Company matches 50% of each employee's contributions on the first 4% of the employee's compensation contributed. The Company contributed $1,743, $1,120, $86, and $891 in Successor 2016, Successor 2015, Successor 2014, and Predecessor 2014, respectively.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

11. Income Taxes

        As discussed in Note 1, during the preparation of the Annual Report on Form 10-K for the year ended April 30, 2016, the Company determined that the statutory tax rate used to value deferred tax liabilities related to certain assets purchased in the Acquisition as of April 1, 2014 needed to be adjusted. This misstatement resulted in an understatement of the net deferred tax liability and goodwill, and in 2015, an overstatement of tax expense and a resultant understatement of net income (loss) for the year ended April 30, 2015. The impact of this revision for periods presented are reflected in the disclosure that follows.

        Income tax expense (benefit) for Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014 consists of the following:

	Successor			Predecessor
	Year Ended April 30, 2016	Year Ended April 30, 2015	April 1 - April 30, 2014	May 1, 2013 - March 31, 2014

Current federal	$28,043	$11,638	$(2)	$13,498
Current state	5,162	2,688	—	3,176

Total current	33,205	14,326	(2)	16,674

Deferred federal	(19,993)	(17,492)	(7,382)	(8,711)
Deferred state	(628)	(3,460)	521	(1,340)

Total deferred	(20,621)	(20,952)	(6,861)	(10,051)

	$12,584	$(6,626)	$(6,863)	$6,623

        Total income tax expense (benefit) from continuing operations differed from the amount computed by applying the federal statutory rate of 35% for Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014 due to the following:

	Successor			Predecessor
	Year Ended April 30, 2016	Year Ended April 30, 2015	April 1 - April 30, 2014	May 1, 2013 - March 31, 2014

Federal income taxes at statutory rate	$8,802	$(6,413)	$(9,036)	$(67,983)
State income taxes, net of federal income tax benefit	2,336	(51)	192	1,383
Change in fair value of mandatorily redeemable common shares	—	—	—	70,001
Net change in valuation allowance	(60)	(1,134)	100	(279)
Nondeductible meals & entertainment	627	462	35	354
Redeemable noncontrolling interests	291	550	14	816
Nondeductible transaction costs	253	—	1,891	2,232
Other permanent differences	104	88	9	104
Other	231	(128)	(68)	(5)

Total	$12,584	$(6,626)	$(6,863)	$6,623

        Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes, net of federal benefit, permanent differences, the release of valuation allowance related to certain state net operating losses, and non-deductible non-cash debt related charges.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

11. Income Taxes (Continued)

        The tax effects of temporary differences, which give rise to deferred income taxes as of April 30, 2016 and 2015 are as follows:

	April 30, 2016	April 30, 2015
Current deferred income tax assets:
Allowances on accounts and notes receivable	$4,924	$5,454
Accrued payroll and related costs	2,013	1,772
Insurance reserves	1,920	1,204
Inventory costs	1,725	1,702
Other	1,840	1,650

Total current deferred income tax assets	12,422	11,782
Less: Valuation allowance	(30)	(57)

Total current deferred income tax assets	12,392	11,725

Current deferred income tax liabilities:
Rebates	(1,270)	(1,889)
Other	(75)	—

Total current deferred income tax liabilities	(1,345)	(1,889)

Current deferred income tax assets, net	$11,047	$9,836

Non-current deferred income tax assets:
Deferred compensation	$9,080	$3,981
Equity compensation	2,593	2,402
Derivative instrument	1,589	886
Acquisition related costs	1,038	—
State net operating loss carry-forwards	864	1,031
Deferred rent	791	82
Noncompete agreements	558	317
Interest rate swap	—	56
Other	387	2,019

Total non-current deferred income tax assets	16,900	10,774
Less: Valuation allowance	(53)	(86)

Non-current deferred income tax assets	16,847	10,688
Non-current deferred income tax liabilities:
Amortization on intangible assets	(62,599)	(67,092)
Depreciation	(6,498)	(13,041)
Capital	—	(226)

Total non-current deferred tax liabilities	(69,097)	(80,359)

Non-current deferred income tax liabilities, net	$(52,250)	$(69,671)

        In Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014, the Company generated certain state net operating loss carry-forwards which are available for use against taxable income in each respective state.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

11. Income Taxes (Continued)

The Company had state net operating losses available for carry-forward of $20,228 and $23,596 in Successor 2016 and Successor 2015, respectively, which expire through the fiscal year ending in 2036.

        Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. As of April 30, 2016, except as noted in the following paragraph, the Company believes that it is more likely than not that all of its deferred tax assets relating to separate company state return filings will be realized. The tax credits, carryforwards and net operating losses expire from 2017 to 2036.

        Management makes an assessment to determine if its deferred tax assets are more likely than not to be realized. Valuation allowances are established in the event that management believes that it is more likely than not the related tax benefits will not be realized. The valuation allowance as of April 30, 2016 and 2015 of $83 and $143, respectively, primarily relates to state net operating loss carry forwards. During fiscal 2016 and 2015, the valuation allowance decreased by $60 and $1,134, respectively, which is primarily due to increased profitability. During the month ended April 30, 2014 the valuation allowance increased by $100 and during the eleven months ended March 31, 2014, the valuation allowance decreased by $279.

        The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. The Company's policy for recording penalties and interest related to uncertain tax positions is to record these amounts in "Selling, general and administrative" expense.

        At April 30, 2016, Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014 remain subject to examination by the U.S. Internal Revenue Service. In states in which the Company conducts business, the statute of limitation periods for examination generally vary from three to four years. Certain years from which net operating losses are still being carried forward remain subject to examination by the taxing authorities. The Company regularly assesses the potential outcomes of future examinations to ensure the Company's provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes that no reserves are necessary as of April 30, 2016 and 2015.

12. Stockholders' Equity

Successor Stockholders' Equity

        The Company authorized 500,000,000 shares of $0.01 par value common stock of which 32,892,905 and 32,757,905 were outstanding at April 30, 2016 and 2015, respectively.

        The Company authorized 50,000,000 shares of $0.01 par value preferred stock of which there were no shares outstanding at April 30, 2016 and 2015.

        On May 13, 2016, we amended and restated our certificate of incorporation, see Note 23, "Subsequent Events."

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

13. Equity-Based Compensation

General

        The Company has a 2014 GYP Holdings I Corp. Stock Option Plan, (the "Plan") that provides for granting of stock options and other equity awards. The Plan authorizes 3,591,422 shares of common stock for issuance. The stock options vest over a four year period and have a 10-year term. The plan is designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plan provides a means whereby our employees and directors develop a sense of ownership and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. The Company accounts for share-based awards in accordance with ASC 718. ASC 718 requires measurement of compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognition of compensation expense, net of estimated forfeitures, over the requisite service period for awards expected to vest.

Stock Option Awards

        We utilize the Black-Scholes option-pricing model to estimate the grant-date fair value of all stock options. The Black-Scholes option-pricing model requires the use of weighted average assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Prior to our initial public offering discussed in Note 23, "Subsequent Events," we did not have sufficient history to estimate the expected volatility of our common stock price, expected volatility has been based on the average volatility of peer public entities that are similar in size and industry. We estimate the expected term of all stock options based on previous history of exercises. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield is 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on a valuation of our common stock. We estimate forfeitures based on our historical analysis of actual stock option forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually. The weighted average assumptions used in the Black-Scholes option-pricing model for the year ended April 30, 2015 are set forth below:

April 30, 2015
Volatility	59.54%
Expected life (years)	6.0
Risk-free interest rate	1.78%
Dividend yield	—%

        In fiscal 2015, the Company accounted for 2,824,050 stock option awards issued to employees that vest based on service only. The weighted average grant date fair value of each stock option was $4.73 and the aggregate fair value of options outstanding was $13,361 and the aggregate fair value of options vested as of April 30, 2015 was $2,228. All of these awards vest over a four-year period. Additionally, all these options could vest earlier in the event of a change in control, merger or other acquisition. This expense is recorded on an accelerated basis over the requisite service period of each separate vesting tranche. Share-based compensation expense related to stock

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

13. Equity-Based Compensation (Continued)

option awards was $2,699 and $6,455 for the year ended April 30, 2016 and 2015, respectively, and was included as a component of "Selling, general and administrative" expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). The Company also recognized related income tax benefits of $2,593. At April 30, 2016 and 2015, the unrecognized compensation expense related to stock option awards was $2,344 and $5,570, respectively, with a remaining weighted average life of 2.0 years and 3.1 years, respectively.

        The Company did not issue any stock option awards in fiscal 2016.

        A summary of stock option activity for the year ended April 30, 2016 and 2015 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at May 1, 2014	—	—

Options granted	2,824,050	$12.53
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—

Outstanding at April 30, 2015	2,824,050	$12.53
Options granted	—	—
Options exercised	529,595	$12.31
Options forfeited	359,349	$12.31
Options expired	—	—

Outstanding at April 30, 2016	1,935,106	$12.37	7.98	$16,700

Exercisable at April 30, 2016	645,327	$12.35	7.96	$5,580
Expected to vest after April 30, 2016	1,289,779	$12.38	8.00	$11,120

        Aggregate intrinsic value represents the fair value of the underlying common stock at the date of grant, which was determined based on the per share valuation of our common stock in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. Options expected to vest are unvested shares net of expected forfeitures.

        As of April 30, 2016, the aggregate fair value of options outstanding was $8,792 and the aggregate fair value of options vested was $5,286. The total intrinsic value of stock option awards exercised was approximately $8,892 during the fiscal year ended April 30, 2016.

        On May 13, 2016, we amended and restated our certificate of incorporation, see Note 23, "Subsequent Events."

Subsidiaries' Stock Option Plans

        Certain subsidiaries of the Company granted stock options to certain employees prior to Predecessor 2014 under various plans (the "Subsidiary Plans"). The options were valued based on the underlying common stock changes from year to year and compensation expense was recognized over the vesting period. Compensation expense recognized in Successor 2014 and Predecessor 2014, was $1 and $27, respectively. All stock options awarded under the Subsidiary Plans were exercised or expired prior to April 30, 2015.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

14. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

        Certain subsidiaries have equity based compensation arrangements with certain of the subsidiary's employees and minority shareholders. These arrangements are stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders. Since these arrangements are typically settled in cash or notes, and do not meet the criteria established by ASC 718 to be accounted for in "Stockholders' equity", they are accounted for as liability awards. As a result of the transition guidance stated within ASC 718, we have recorded these liability awards at fair value as of April 30, 2016.

        Stock appreciation rights—Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over four years, upon a triggering event. Vesting periods vary by grant date and range from fiscal 2017 to fiscal 2018. Current liabilities related to these plans of $808 and $1,050 were recorded as components of "Accrued compensation and employee benefits" at April 30, 2016 and 2015, respectively. Long-term liabilities related to these plans of $19,725 and $7,019 were recorded as components of "Other liabilities" at April 30, 2016 and 2015, respectively. Below is a summary of changes to the liability:

As of April 30, 2016
Stock appreciation rights as of April 30, 2015 (at book value)	$8,069
Compensation expense recorded prior to transition guidance adjustment	594
Redemption notes	(947)
Change in fair value	12,817

Stock appreciation rights as of April 30, 2016 (at fair value)	$20,533

        The Company recorded stock appreciation rights expense of $1,988, $2,268, $80 and $1,288 in Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014, respectively, and is included as a component of "Selling, general and administrative" expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). In Successor 2016, the Company recorded $11,245 as an increase to "Accumlated deficit" in our Consolidated Balance Sheets as a result of the change in value due to the transition guidance in ASC 718.

        Deferred compensation—Subsidiaries' shareholders have entered into other deferred compensation agreements that granted the shareholders a payment based on a percentage in excess of book value, adjusted for certain provisions, upon an occurrence as defined in the related agreements, which are called "Buy Sell" agreements. Current liabilities related to these plans of $0 and $11 were recorded as components of "Accrued compensation and employee benefits" at April 30, 2016 and 2015, respectively. The remaining liabilities related to these plans of $3,270 and $3,479 were recorded as components of "Other liabilities" at April 30, 2016 and 2015, respectively.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

14. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests (Continued)

These instruments are redeemed in cash or installment notes, generally paid in annual installments generally over the five years following termination of employment. Below is a summary of changes to the liability:

As of April 30, 2016
Deferred compensation as of April 30, 2015 (at book value)	$3,490
Compensation expense recorded prior to transition guidance adjustment	81
Redemption notes	(31)
Change in fair value	(270)

Deferred compensation as of April 30, 2016 (at fair value)	$3,270

        The Company recorded redeemable noncontrolling interests expense of $45, $289, $31 and $626 in Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014, respectively, and is included as a component of "Selling, general and administrative" expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). In Successor 2016, the Company recorded $234 as a decrease to "Accumlated deficit" in our Consolidated Balance Sheets as a result of the change in value due to the transition guidance in ASC 718.

        Liabilities to noncontrolling interest holders—As described in Note 1, "Basis of Presentation, Business and Summary of Significant Accounting Policies," noncontrolling interests were issued to certain employees of the subsidiaries. All of the noncontrolling interest awards are subject to mandatory redemption on termination of employment for any reason. These instruments are redeemed in cash or installment notes, generally paid in annual installments generally over the five years following termination of employment.

        Liabilities related to these agreements are classified as share based liability awards and are measured at intrinsic value under ASC 718. Intrinsic value is determined to be the stated redemption value of the shares. Under the terms of the employee agreements, the redemption value is determined based on the book value of the subsidiary, as adjusted for certain items. As of April 30, 2016, the total fair value of these liabilities was $26,585. Amounts expected to be paid in the next year are included in "Accrued compensation and employee benefits" at April 30, 2016 in the amount of $1,338. Long term liabilities of $25,247 related to this plan were recorded to "Liabilities to noncontrolling interest holders, less current portion" at April 30, 2016. Below is a summary of changes to the liability:

As of April 30, 2016
Non-controlling interests as of April 30, 2015 (at book value)	$30,039
Compensation expense recorded prior to transition guidance adjustment	473
Redemption notes	(629)
Change in fair value	(3,298)

Non-controlling interests as of April 30, 2016 (at fair value)	$26,585

        The Company recorded redeemable noncontrolling interests expense of $881, $1,570, $40 and $2,331 in Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014, respectively, and is included as a component of "Selling, general and administrative" expenses in our Consolidated Statements of Operations and

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

14. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests (Continued)

Comprehensive Income (Loss). In Successor 2016, the Company recorded $3,706 as a decrease to "Accumlated deficit" in our Consolidated Balance Sheets as a result of the change in value due to the transition guidance in ASC 718.

        In connection with the Acquisition, noncontrolling interest holders had the option to convert their interests in the subsidiaries into the Company. Noncontrolling interests of $32,545 were converted into the Company's common shares at the date of the Acquisition.

        Upon the termination of employment or other triggering events including death or disability of the noncontrolling stockholders in the Company's subsidiaries, we are obligated to purchase, or redeem, the noncontrolling interests at either an agreed upon price or a formula value provided in the stockholder agreements. This formula value is typically based on the book value per share of the subsidiary's equity, including certain adjustments.

15. Transactions With Related Parties

        The Company leases office and warehouse facilities from partnerships owned by certain stockholders of GMS Inc. and its subsidiaries. At April 30, 2016, these leases had expiration dates through fiscal 2021. Rent expense related to these leases included in the accompanying Consolidated Financial Statements approximated $628, $903, $77 and $854 for Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014, respectively, and are recorded in "Selling, general and administrative" expenses. At April 30, 2016, future minimum payments under the terms of the leases aggregated to $1,849.

        The Company purchases inventories from its former subsidiary, Southern Wall Products, Inc. ("SWP"), on a continuing basis. Certain stockholders of the Company are stockholders of SWP, which was spun-off from Gypsum Management and Supply, Inc. on August 31, 2012. The Company purchased inventory from SWP for distribution in the amount of $12,795, $11,926, $1,037 and $10,033 in Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014, respectively. Amounts due to SWP for purchases of inventory for distribution as of April 30, 2016 and 2015 were $1,097 and $943, respectively, and are included in "Accounts payable". Purchases between Gypsum Management and Supply, Inc. and SWP prior to the spin-off were accounted for as intercompany transactions and eliminated in consolidation.

        The Company has a management agreement in place with AEA Investors LP. The agreement requires the Company to pay AEA an annual management fee of $2,250 per year following the Acquisition for advisory and consulting services. The fee is payable in quarterly installments of $563 in advance of the upcoming calendar quarter on the first day, and is included in "Selling, general and administrative" expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

        On June 1, 2016, we terminated our management agreement with AEA Investors LP in connection with our initial public offering, see Note 23, "Subsequent Events."

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

16. Commitments and Contingencies

Lease Commitments

        The Company is obligated under certain capital leases covering our fleet of vehicles as well as one facility. The fleet vehicle leases have terms ranging from one to five years and the facility lease has a term of 11 years. The carrying value of property and equipment under capital leases was $10,928 and $8,555 at April 30, 2016 and 2015, respectively, net of accumulated depreciation of $6,696 and $5,005, respectively. Amortization of assets held under capital leases is $4,685, $4,320, $309 and $3,398 in Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014, respectively, and is included with depreciation expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

        The Company also has certain noncancelable operating lease agreements, primarily office and warehouse facilities and equipment. These leases generally contain renewal options for periods ranging from one to five years. Rent expense for operating leases, which may have escalating rents over the terms of the leases, is recorded on a straight-line basis over the minimum lease terms. Rent expense under operating leases, including amounts paid to affiliated partnerships, approximated $41,733, $29,910, $1,458 and $19,878 for Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014, respectively. As existing leases expire, the Company anticipates such leases will be renewed or replaced with other leases that are substantially similar in terms and rental amounts which are consistent with market rates at the time of renewal.

        At April 30, 2016, the approximate amounts of the annual future minimum lease payments under noncancelable operating leases, including amounts payable to affiliated partnerships, and future maturities of capital lease obligations are as follows:

	Capital	Operating
Year Ended April 30,
2017	$4,098	$42,472
2018	2,782	38,883
2019	1,513	31,678
2020	708	24,772
2021	608	16,512
Thereafter	327	15,984

	$10,036	$170,301

Less: Current portion	4,098

Long-term capitalized lease obligations	$5,938

Litigation, Claims and Assessment

        The Company is a defendant in various lawsuits and administrative actions associated with personal injuries, claims of former employees, and other events arising in the normal course of business. As discussed in Note 1, "—Insurance Liabilities", the Company records liabilities for these claims, and assets for amounts recoverable from the insurer, for these claims covered by insurance.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

17. Segments

        The Company applies the provisions of ASC Topic 280, "Segment Reporting." ASC 280, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker ("CODM") and for which discrete financial information is available. For purposes of evaluation under these segment reporting principles, the CODM assesses the Company's ongoing performance based on the periodic review of net sales, Adjusted EBITDA and certain other measures for each of the operating segments. Based on the provisions of ASC 280, the Company has determined that it has seven operating segments. These operating segments are based on the six geographic divisions, which are Central, Northeast, Southern, Southeast, Southwest and Western. Due to similarities between the geographic operating segments, we have aggregated them into one reportable segment in accordance with ASC 280. The accounting policies of the operating segments are the same as those described in the summary of significant policies. In addition to our reportable segment, the Company's consolidated results include corporate activities, which includes our corporate office building and related yard support activities and Tool Source Warehouse, Inc., which functions primarily as an internal distributor of tools. The Company has revised its prior year presentation of segment Total Assets and Depreciation and Amortization to record $6,918 of corporate assets as of April 30, 2015 and corporate Depreciation and Amortization of $741, $42 and $397 for the Successor 2015, Successor 2014 and Predecessor 2014 periods, respectively, originally disclosed as part of "Geographic divisions". In addition, in its "Geographic divisions" segment the Company has increased accounts receivable by $1,051 as of April 30, 2015 and increased net sales by $12,523, $858 and $9,421 for Successor 2015, Successor 2014 and Predecessor 2014 periods, respectively, to correct amounts which were previously reflected in "Other." The prior year misclassification was not material to the previously issued financial statements. In connection with the current year presentation, the Company has also reclassified its "Corporate" related balances out of "Other". Net sales, Adjusted EBITDA and certain other measures for the reportable segment and total continuing operations for the periods indicated are as follows:

	Successor April 30, 2016				April 30, 2016
	Net sales	Gross profit	Depreciation & amortization	Adjusted EBITDA	Total assets
Geographic divisions	$1,842,634	$587,213	$63,093	$149,552	$1,230,049
Other	15,548	5,951	295	724	11,179
Corporate	—	—	827	—	10,633

	$1,858,182	$593,164	$64,215	$150,276	$1,251,861

	Successor April 30, 2015				April 30, 2015
	Net sales	Gross profit	Depreciation & amortization	Adjusted EBITDA	Total assets
Geographic divisions	$1,558,209	$474,363	$63,136	$113,311	$1,143,637
Other	11,876	4,608	288	549	10,421
Corporate	—	—	741	—	6,918

	$1,570,085	$478,971	$64,165	$113,860	$1,160,976

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

17. Segments (Continued)

	Successor April 1 - April 30, 2014
	Net sales	Gross profit	Depreciation & amortization	Adjusted EBITDA
Geographic divisions	$126,478	$29,164	$6,274	$8,468
Other	854	213	20	(96)
Corporate	—	—	42	—

	$127,332	$29,377	$6,336	$8,372

	Predecessor May 1 - March 31, 2014
	Net sales	Gross profit	Depreciation & amortization	Adjusted EBITDA
Geographic divisions	$1,218,198	$370,235	$11,651	$79,040
Other	7,810	2,753	205	(350)
Corporate	—	—	397	—

	$1,226,008	$372,988	$12,253	$78,690

        Reconciliation to Consolidated Financial Statements:

	Successor			Predecessor
	Year Ended April 30, 2016	Year Ended April 30, 2015	April 1 - April 30, 2014	May 1, 2013 - March 31, 2014

Adjusted EBITDA	$150,276	$113,860	$8,372	$78,690
Interest expense	(37,418)	(36,396)	(2,954)	(4,226)
Change in fair value of mandatorily redeemable common shares	—	—	—	(200,004)
Interest income	928	1,010	76	846
Income tax (expense) benefit	(12,584)	6,626	6,863	(6,623)
Depreciation expense	(26,667)	(32,208)	(3,818)	(12,224)
Amortization expense	(37,548)	(31,957)	(2,518)	(38)
Executive compensation	—	—	(20)	(2,427)
Stock appreciation rights expense	(1,988)	(2,268)	(80)	(1,288)
Redeemable noncontrolling interests	(880)	(1,859)	(71)	(2,957)
Equity-based compensation	(2,699)	(6,455)	(1)	(27)
Acquisition related costs	—	(837)	(16,155)	(51,809)
Severance and other costs for discontinued operations and closed branches	(379)	(413)	—	—
Transaction costs (acquisitions and other)	(3,751)	(1,891)	—	—
Gain (loss) on disposal of assets	645	(1,089)	(170)	1,034
Management fee to related party	(2,250)	(2,250)	(188)	—
Effects of fair value adjustments to inventory	(1,009)	(5,012)	(8,289)	—
Interest rate swap and cap mark-to-market	(19)	(2,494)	—	192
Contributions from acquisitions	(12,093)	(8,064)	—	—

Net income (loss)	$12,564	$(11,697)	$(18,953)	$(200,861)

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

17. Segments (Continued)

        The Company does not earn revenues or have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of ASC 280, the Company's net sales from external customers by main product lines are as follows for Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014, respectively:

	Successor			Predecessor
	Year Ended April 30, 2016	Year Ended April 30, 2015	April 1 - April 30, 2014	May 1, 2013 - March 31, 2014

Wallboard	$870,952	$718,102	$58,529	$544,272
Ceilings	297,110	278,749	23,559	233,440
Steel	281,340	243,173	19,365	197,173
Other products	408,780	330,061	25,879	251,123

Total net sales	$1,858,182	$1,570,085	$127,332	$1,226,008

18. Accumulated Other Comprehensive (Loss) Income

        The following table sets forth the changes to "Accumulated other comprehensive (loss) income," net of tax by component for the year ended April 30, 2016 and 2015:

Gain (loss) on interest rate cap
Accumulated other comprehensive (loss) income as of May 1, 2014	$—
Other comprehensive income before reclassification	10
Reclassification to earnings from accumulated other comprehensive (loss) income	—

Accumulated other comprehensive (loss) income as of April 30, 2015	$10

Other comprehensive loss before reclassification	(1,177)
Reclassification to earnings from accumulated other comprehensive (loss) income(1)	19

Accumulated other comprehensive (loss) income as of April 30, 2016	$(1,148)

(1)
Amounts are recorded as a component of "Change in fair value of financial instruments" in the Consolidated Statements of Operations.

        "(Decrease) increase in fair value of financial instruments, net of tax" recorded in "Accumulated other comprehensive income (loss)" are reclassified to earnings as each of the hedged forecasted transactions occur. During the next twelve months, the Company expects to reclassify approximately $392, net of tax, to earnings.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

19. Earnings (Loss) Per Common Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for Successor 2016, Successor 2015 and Sucessor 2014:

	Year ended
			April 1 - April 30, 2014
	April 30, 2016	April 30, 2015
Net income (loss)	$12,564	$(11,697)	$(18,953)

Basic earnings (loss) per common share:
Basic weighted average shares outstanding per common share	32,799,098	32,450,401	32,341,751

Basic earnings (loss) per common share	$0.38	$(0.36)	$(0.59)

Diluted earnings (loss) per common share:
Basic weighted average shares outstanding per common share	32,799,098	32,450,401	32,341,751
Add: Shares of common stock assumed issued upon exercise of stock options	326,144	—	—

Diluted weighted average shares outstanding per common share	33,125,242	32,450,401	32,341,751

Diluted earnings (loss) per common share	$0.38	$(0.36)	$(0.59)

        On May 13, 2016, we amended and restated our certificate of incorporation, see Note 23, "Subsequent Events."

20. Condensed Parent Company Financial Information

        On a standalone basis, the Company has no material assets or operations other than its ownership in GYP Holdings II Corp., which in turn has no material assets or operations other than its ownership in GYP Holdings III Corp. GYP Holdings III Corp. is the Lead Borrower under the ABL Facility and the Borrower under the Term Loan Facilities, all of which contain significant restrictions on the Company's ability to obtain funds from GYP Holdings III Corp. or any of GYP Holdings III Corp.'s subsidiaries through dividends, loans or advances. Accordingly, the following condensed financial information has been presented on a "Parent-only" basis.

        Under a "Parent-only" presentation, the Company's investments in its consolidated subsidiaries are presented under the equity method of accounting using the same accounting principles and policies described in the notes to the Consolidated Financial Statements.

        The following table presents the financial position of the Company as of April 30, 2016 and 2015, and the results of operations for the Successor 2016, Successor 2015 and Successor 2014.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

20. Condensed Parent Company Financial Information (Continued)

GMS Inc.
Condensed Parent Company Balance Sheets

	April 30, 2016	April 30, 2015
Investment in subsidiary	$311,160	$299,572

Total assets	311,160	299,572

Stockholders' equity:
Common stock, $0.01 par value, authorized 500,000,000 shares; 32,892,905 and 32,757,905 shares issued and outstanding at April 30, 2016 and 2015, respectively	329	328
Additional paid-in capital	334,244	329,884
Accumulated deficit	(22,265)	(30,650)
Accumulated other comprehensive income	(1,148)	10

Total stockholders' equity	$311,160	$299,572

GMS Inc.
Condensed Parent Company Statements of Operations and Comprehensive Income (Loss)

	Year Ended April 30, 2016	Year Ended April 30, 2015	April 1 - April 30, 2014
Net income (loss) in subsidiaries	$12,564	$(11,697)	$(18,953)
Net income (loss)	$12,564	$(11,697)	$(18,953)
Comprehensive income (loss)	$11,406	$(11,687)	$(18,953)
Weighted average shares outstanding:
Basic	32,799,098	32,450,401	32,341,751
Diluted	33,125,242	32,450,401	32,341,751
Net income (loss) per share
Basic	$0.38	$(0.36)	$(0.59)
Diluted	$0.38	$(0.36)	$(0.59)

GMS Inc.
Condensed Parent Company Statements of Cash Flows

	Year Ended April 30, 2016	Year Ended April 30, 2015	April 1 - April 30, 2014
Net cash provided by operating activities	$—	$—	$—
Net cash used in investing activities	—	—	(224,108)
Net cash provided by financing activities	$—	$—	$224,108

        At April 30, 2016, restricted net assets of the Company's consolidated subsidiaries approximated $309,660. During Successor 2016, Successor 2015, Successor 2014 and Predecessor 2014, the Company's consolidated subsidiaries did not pay any cash dividends to the Company.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

20. Condensed Parent Company Financial Information (Continued)

        On May 13, 2016, we amended and restated our certificate of incorporation, see Note 23, "Subsequent Events."

21. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at beginning of period	Provision	Charged to other accounts(a)	Deductions	Balance at end of period
Fiscal Year Ended April 30, 2016	$(8,633)	$(908)	$77	$857	$(8,607)
Fiscal Year Ended April 30, 2015	(2,752)	(5,828)	(1,158)	1,105	(8,633)
One Month Ended April 30, 2014—Successor	—	(1,593)	(1,600)	441	(2,752)

Eleven Months Ended March 31, 2014—Predecessor	$(17,066)	$(1,599)	$79	$2,625	$(15,961)

(a)
Charged to other accounts represents the net (increase) decrease for specifically reserved accounts, as well as the net change in reserves for sales discounts, service charges and sales returns.

Valuation Allowance on Deferred Tax Assets Rollforward

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Fiscal Year Ended April 30, 2016	$(143)	$(38)	$98	$(83)
Fiscal Year Ended April 30, 2015	(1,276)	(67)	1,200	(143)
One Month Ended April 30, 2014—Successor	(1,396)	(1)	121	(1,276)

Eleven Months Ended March 31, 2014—Predecessor	$(1,676)	$(816)	$1,096	$(1,396)

22. Selected Quarterly Financial Data (Unaudited)

        The following table sets forth certain unaudited financial information for each quarter of the year ended April 30, 2016 and 2015. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

22. Selected Quarterly Financial Data (Unaudited) (Continued)

information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	Year Ended April 30, 2016
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter
Net sales	$452,441	$458,077	$420,482	$527,182
Gross profit	140,888	143,913	134,160	174,203
Net income (loss)	3,011	2,825	(2,212)	8,940
Per share data
Weighted average shares outstanding(2):
Basic	32,677,418	32,737,956	32,890,930	32,892,905
Diluted	32,830,677	32,898,075	32,890,930	33,155,140
Net income (loss) per share(2):
Basic	$0.09	$0.09	$(0.07)	$0.27

Diluted	$0.09	$0.09	$(0.07)	$0.27

	Year Ended April 30, 2015(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$394,409	$413,153	$358,024	$404,499
Gross profit	114,867	125,843	112,025	126,236
Net (loss) income	(5,548)	2,728	(11,013)	2,136
Per share data
Weighted average shares outstanding(2):
Basic	32,341,737	32,412,899	32,499,186	32,551,182
Diluted	32,341,737	32,412,899	32,499,186	32,684,348
Net (loss) income per share(2):
Basic	$(0.17)	$0.08	$(0.34)	$0.07

Diluted	$(0.17)	$0.08	$(0.34)	$0.07

(1)
During the preparation of the Annual Report on Form 10-K for the year ended April 30, 2016, the Company determined that the statutory tax rate used to value deferred tax liabilities related to certain assets purchased in the Acquisition as of April 1, 2014 needed to be adjusted. This misstatement resulted in an understatement of "Deferred income taxes, net" and "Goodwill", in fiscal 2015, an overstatement of "Provision for (benefit from) income taxes" and a resultant understatement of "Net income (loss)" for each of the fiscal 2015 quarters and the first, second and third quarters of fiscal 2016. This amount approximated $0.5 million and $0.2 million in each quarter of 2015 and 2016, respectively. Refer to Note 1 of the Notes to Consolidated Financial Statements for more information on the revision. The amounts included in the table above reflect

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

22. Selected Quarterly Financial Data (Unaudited) (Continued)

  the revised balances for "Net income (loss)", basic EPS and diluted EPS. Disclosure of the revised amounts will also be reflected in future filings containing the applicable periods.

	Year ended April 30, 2016
	Three Months Ended July 31, 2015			Six Months Ended October 31, 2015			Nine Months Ended January 31, 2016
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income (loss)	2,786	225	3,011	5,386	450	5,836	2,949	675	3,624
Net income (loss) per share:
Basic	0.09	0.00	0.09	0.16	0.02	0.18	0.09	0.02	0.11
Diluted	0.08	0.01	0.09	0.16	0.02	0.18	0.09	0.02	0.11

	Year ended April 30, 2015
	Three Months Ended July 31, 2014			Six Months Ended October 31, 2014			Nine Months Ended January 31, 2015
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net (loss) income	(6,073)	525	(5,548)	(3,870)	1,050	(2,820)	(15,408)	1,575	(13,833)
Net (loss) income per share:
Basic	(0.19)	0.02	(0.17)	(0.12)	0.03	(0.09)	(0.47)	0.05	(0.42)
Diluted	(0.19)	0.02	(0.17)	(0.12)	0.03	(0.09)	(0.47)	0.05	(0.42)
(2)
Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net income (loss) per share amounts may not equal annual basic and diluted net income (loss) per share amounts.

23. Subsequent Event

        The Company has evaluated subsequent events through July 12, 2016, which is the date these financial statements were issued.

        On May 13, 2016, the Company filed an amendment to its Certificate of Incorporation effecting a 10.158-for-1 stock split of the Company's common stock. The Consolidated Financial Statements give retroactive effect to the stock split.

        Upon the consummation of the IPO and the filing of its Amended and Restated Certificate of Incorporation on May 13, 2016, the Company's classes of stockholders' equity consisted of (i) preferred stock, $0.01 par value, 50,000,000 shares authorized and no shares issued or outstanding, and (ii) common stock, $0.01 par value, 500,000,000 shares authorized and 40,942,905 shares issued and outstanding.

        On June 1, 2016, the Company completed its IPO of 8,050,000 shares of common stock at a price of $21.00 per share, including 1,050,000 shares of common stock that were issued as a result of the exercise in full by the underwriters of an option to purchase additional shares to cover over-allotments. Our common stock began trading on the New York Stock Exchange, or the NYSE, on May 26, 2016 under the ticker symbol "GMS." After underwriting discounts and commissions but before expenses, we received net proceeds from the IPO of approximately $157,200. We used these proceeds together with cash on hand to repay $160,000 principal amount,

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Year Ended April 30, 2016 and 2015, Period From April 1, 2014 to April 30, 2014 (Successor) and
Period From May 1, 2013 to March 31, 2014 (Predecessor)

(in thousands of dollars, except for share and per share data)

23. Subsequent Event (Continued)

of our term loan debt outstanding under our senior secured second lien term loan facility (the "Second Lien Facility"), which was a payment in full of the entire loan balance due under the Second Lien Facility. As a result of this repayment, the Company will write off $5,404 in unamortized discount fees and deferred financing costs related to the Second Lien Facility.

        In 2014, the Company entered into a management agreement with AEA under which AEA provided advice to the Company on, among other things, financing, operations, acquisitions and dispositions. Under the agreement, AEA was paid an annual management fee for such services. In connection with the initial public offering, the management agreement was terminated. No termination fees were required to be paid.

        Subsequent to April 30, 2016, we acquired Wall & Ceiling Supply Co., Inc. (Wall & Ceiling Supply) and Rockwise, LLC (Rockwise) for a total purchase price of approximately $26,250. Wall & Ceiling Supply and Rockwise distribute wallboard and related building materials from four locations in Washington, Arizona and Colorado. For the twelve months ended April 30, 2016, the combined companies generated approximately $35,200 in net sales and the earnings of these entities would have contributed approximately $4,500 to our Adjusted EBITDA for that period, including operating synergies.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As disclosed in our prospectus filed with the SEC on May 27, 2016, during the course of preparing for our initial public offering, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses included an insufficient complement of personnel with a level of U.S. GAAP accounting knowledge commensurate with our financial reporting requirements, a lack of formal accounting policies and procedures, ineffective IT general computer controls and a lack of controls over the preparation and review of manual journal entries. These deficiencies previously resulted in material adjustments to correct the previously issued consolidated financial statements of our wholly owned subsidiary, GYP Holdings III Corp., and could result in material misstatements to our consolidated financial statements that would not be prevented or detected.

        We are currently in the process of remediating the above material weaknesses and have taken numerous steps to enhance our internal control environment and address the underlying causes of the material weaknesses. We have hired additional financial reporting personnel with technical accounting and financial reporting experience, formalized our accounting policies and procedures, and enhanced our internal review procedures during the financial statement close process. In addition, our remediation activities focused on designing and implementing the appropriate IT general computer controls are in process. We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to ensure the material weaknesses described above are remediated. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As discussed above, related to our internal controls over financial reporting, we have made significant progress in our remediation efforts, but the remediation of these material weaknesses will not be evaluated until management performs its assessment of internal controls, at which time the material weaknesses will not be considered remediated until the applicable remedial controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, as a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of April 30, 2016.

Management's Annual Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

        Except as described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table sets forth information about our executive officers and directors, including their ages as of April 30, 2016. With respect to our directors, each biography contains information regarding the person's service as a director, business experience, director positions held currently or at any time during the past five years, information regarding involvement in certain legal or administrative proceedings, and the experience, qualifications, attributes or skills that caused our board of directors to determine that the person should serve as a director of our Company.

Name	Age	Position
Executive Officers
Richard K. Mueller	74	Chairman of the Board
G. Michael Callahan, Jr.	62	President, Chief Executive Officer and Director
H. Douglas Goforth	53	Vice President, Chief Financial Officer and Treasurer
Richard Alan Adams	56	Vice President and Chief Accounting Officer
Craig D. Apolinsky	49	Vice President, General Counsel and Corporate Secretary
Non-Employee Directors
Peter C. Browning	74	Director
Justin de La Chapelle	36	Director
John J. Gavin	60	Director
Theron I. Gilliam	51	Director
Brian R. Hoesterey	48	Director
Ronald R. Ross	64	Director
J. Louis Sharpe	42	Director
J. David Smith	67	Director

        Richard K. Mueller, the Chairman of our board of directors, co-founded our Company in 1971. Mr. Mueller served as our Chief Executive Officer from 1990 until May 2015, and as our President from 1990 until 2013. Mr. Mueller is responsible for long-term strategic direction and establishing relationships with suppliers, financial institutions, professional organizations and strategic acquisitions. Prior to these roles with us, Mr. Mueller was a sales representative for USG. Mr. Mueller earned a B.S. in Physical Education and an M.S. in Education from the University of Illinois. Mr. Mueller was selected as Chairman of our board of directors because of his leadership, significant experience as our Chief Executive Officer and his expertise in our industry.

        G. Michael Callahan, Jr., our President, Chief Executive Officer and member of our board of directors, joined us in 1993. Mr. Callahan has served as our Chief Executive Officer since May 2015 and as our President since 2013. Mr. Callahan directs all corporate and administrative staff and coordinates acquisitions and expansions as well as all legal, banking, real estate and credit relationships. From 1993 to 2013, Mr. Callahan served as our Vice President of Finance and Chief Financial Officer. Prior to joining us, from 1974 to 1993, Mr. Callahan served as a Senior Vice President and Group Manager at C&S National Bank and Nations Bank. Mr. Callahan earned a B.A. in Economics from Georgia State University. Mr. Callahan was selected to serve on our board of directors because of the perspective, experience and the operational expertise in our business that he has developed as our Chief Financial Officer, Chief Executive Officer and President.

        H. Douglas Goforth, our Vice President, Chief Financial Officer and Treasurer, joined us in 2014. Prior to joining us, Mr. Goforth served as a Senior Vice President, Chief Financial Officer and Treasurer at BlueLinx Holdings Inc., or BlueLinx, from February 2008 until June 2014. From November 2006 until February 2008, Mr. Goforth served as Vice President and Corporate Controller for Armor Holdings Inc., which was acquired by BAE Systems in July 2007. Previously he served as Corporate Controller for BlueLinx from May 2004 until October 2006, where he played a key role in BlueLinx's initial public offering. From 2002 until 2004 he served as

Controller for BlueLinx (formerly Georgia-Pacific, Building Products Distribution Division). Mr. Goforth has over 25 years of combined accounting, finance, treasury, acquisition and management experience with leading distribution and manufacturing companies including Mitsubishi Wireless Communications, Inc., Yamaha Motor Manufacturing, Inc. and Ingersoll-Rand. Mr. Goforth is a North Carolina State Board Certified Public Accountant and earned a B.S. in Accounting from Mars Hill College in North Carolina.

        Richard Alan Adams, our Vice President and Chief Accounting Officer, joined us in 1996 and has served as our Vice President and Chief Accounting Officer since August 2014. Mr. Adams served as our Subsidiary Accounting Manager from March 1996 to May 2000, as our Controller from May 2000 to November 2013, and Chief Financial Officer from November 2013 to August 2014. Prior to joining us, Mr. Adams held various positions with Colonial Pipeline Company. Mr. Adams is a Certified Public Accountant in the State of Georgia and earned a B.B.A. from Emory University and a Masters of Taxation degree from Georgia State University.

        Craig D. Apolinsky, our Vice President, General Counsel and Corporate Secretary, joined us in July 2015. Prior to joining us, Mr. Apolinsky was a corporate and mergers and acquisitions attorney with the law firm of Taylor English Duma LLP from December 2014 until July 2015. From September 2008 until May 2014, Mr. Apolinsky served as Executive Vice President, General Counsel and Corporate Secretary for Alere Health, LLC. Previously he served as Senior Vice President, General Counsel and Corporate Secretary for Merge Healthcare Incorporated from April 2007 until August 2008. From 2005 until 2007 he worked for Gold Kist Inc., most recently serving as its Deputy General Counsel and Assistant Secretary. Prior to joining Gold Kist in 2007, Mr. Apolinsky was a partner at Alston & Bird LLP, where he practiced in the areas of corporate, securities and mergers and acquisitions for eleven years. Mr. Apolinsky received his law degree from the University of Texas at Austin School of Law and his undergraduate degree from the University of Virginia.

        Peter C. Browning has been a member of our board of directors since 2014 and has served as the Managing Director of Peter C. Browning & Partners, LLC, a board advisory consulting firm, since 2009. Mr. Browning served as Lead Director of Nucor Corporation, or Nucor, from 2006 to 2012, and as Non-Executive Chairman of Nucor from 2000 to 2006. Mr. Browning was the Dean of the McColl Graduate School of Business at Queens University of Charlotte, North Carolina, from 2002 to 2005. From 1998 to 2000, Mr. Browning was President and Chief Executive Officer, from 1996 to 1998, President and Chief Operating Officer, and from 1993 to 1996, Executive Vice President, of Sonoco Products Company, a manufacturer of industrial and consumer packaging products. Before joining Sonoco, from 1990 to 1993, Mr. Browning was Chairman, President and Chief Executive Officer of National Gypsum, a manufacturer and supplier of building and construction products. Mr. Browning currently serves on the boards of directors of Acuity Brands, Inc. and ScanSource, Inc., and previously was a director of Wachovia Corporation until 2008, the Phoenix Companies, Inc. until 2009, Lowe's Companies, Inc. until 2014 and EnPro Industries, Inc. until 2015. Mr. Browning earned a B.A. in History from Colgate University and a M.B.A. from the University of Chicago. Mr. Browning was selected to serve on our board of directors because he possesses particular knowledge of our industry and has leadership experience with other major corporations.

        Justin de La Chapelle has been a member of our board of directors since 2014 and serves as Principal at AEA. Mr. de La Chapelle joined AEA in 2006 and focuses on AEA's investments in the Value-Added Industrial Products and Services sectors. Mr. de La Chapelle was involved in AEA's investments in Henry Company, SRS Distribution Inc., or SRS, Behavioral Interventions Inc., RelaDyne, Inc., and of our subsidiary, Gypsum Management and Supply, Inc. Prior to joining AEA, Mr. de La Chapelle worked at Brera Capital Partners, a global private equity firm based in New York. Prior to Brera Capital Partners, he worked at Banc of America Securities in both the mergers and acquisitions group and the leveraged acquisition finance group. Mr. de La Chapelle earned a B.A. in English and Mathematics, cum laude, from Georgetown University. Mr. de La Chapelle was selected to serve on our board of directors because he possesses particular knowledge and experience in corporate finance, strategic planning and investments.

        John J. Gavin has been a member of our board of directors since 2014. Mr. Gavin serves as a Senior Operating Advisor with LLR Partners, a growth-oriented private equity firm. Prior to LLR Partners, Mr. Gavin was Vice Chairman, Chief Executive Officer and President of Drake, Beam, Morin, Inc., or DBM, an international career management and transitions management firm. Before DBM, Mr. Gavin served as President and Chief Operating Officer of Right Management Consultants, Inc., a global provider of integrated consulting solutions across the employment lifecycle. Mr. Gavin was employed from 1979 to 1996 and also served as a partner at Andersen Worldwide Société Coopérative, or Andersen, from 1990 to 1996. Mr. Gavin currently serves on the boards of PSAV, Inc., CareerMinds Group, Inc., Strategic Distribution, Inc., and AmeriQuest Business Services, Inc. In the past, Mr. Gavin has also served on the boards of DFC Global Corp., Tribridge, Inc., Right Management Consultants, Inc., Opinion Research Corporation, Catholic Health East, DBM, Interline Brands, Inc., GCA Services Group, and CSS Industries, Inc. Mr. Gavin earned a B.B.A. in Accounting from Temple University. Mr. Gavin was selected to serve on our board of directors, and as the Chairman of our audit committee, because he possesses particular knowledge and experience in strategic planning and leadership of other major corporations and because of his experience as a Certified Public Accountant and former partner at Andersen.

        Theron I. Gilliam has served as a director of our Company since 2014. Mr. Gilliam has served as Chief Executive Officer of NES Global Talent, a global solutions company specializing in recruiting and deploying engineering talent to meet client needs in more than 65 countries, since November 2014. Mr. Gilliam was previously a Managing Director and Operating Partner of AEA, from November 2013 to November 2014. Prior to joining AEA, from March 2007 until July 2012, Mr. Gilliam was the CEO of Adecco Group North America, a multi-brand specialty staffing and workforce solutions company. Mr. Gilliam spent twenty years with PricewaterhouseCoopers LLP, or PwC, and then IBM Business Consulting Services when it acquired PwC Consulting in 2002. Mr. Gilliam led the global supply chain management consulting services business, as well as the Americas consumer, wholesale distribution and software industry practices. Mr. Gilliam is an independent director for Lennar Corporation, one of the nation's leading homebuilders and a public company listed on the NYSE. Mr. Gilliam is also an independent director for Work Market, Inc., a technology and marketplace platform for enterprises to manage external labor. Mr. Gilliam earned a B.S. in Systems Engineering from the University of Virginia, School of Engineering and Applied Sciences and a M.B.A. from Columbia University. Mr. Gilliam was selected to serve on our board of directors because of his expertise in matters related to supply chain management and human resources.

        Brian R. Hoesterey has served as a director of our Company since 2014. Mr. Hoesterey is a Partner with AEA, which he joined in 1999, where he focuses on investments in the specialty chemicals and value-added industrial products sectors. Prior to joining AEA, Mr. Hoesterey was with BT Capital Partners, the private equity investment vehicle of Bankers Trust. Mr. Hoesterey has also previously worked for McKinsey & Co. and the investment banking division of Morgan Stanley. Mr. Hoesterey is currently a director of At Home Group Inc., Evoqua, and Swanson Industries. Mr. Hoesterey was previously on the board of CPG International, Houghton, SRS, Henry Company, Unifrax, Pregis and Noveon. Mr. Hoesterey currently serves on the Oversight Committee for Patagonia Sur, a for-profit venture that invests in, protects and enhances scenically remarkable and ecologically valuable properties in Chilean Patagonia. Mr. Hoesterey earned a B.B.A. in Accounting, summa cum laude, from Texas Christian University and received a M.B.A., with honors, from The Harvard Business School. Mr. Hoesterey was selected to serve on our board of directors because he possesses particular knowledge and experience in corporate finance, strategic planning and investments.

        Ronald R. Ross has served as a member of our board of directors since 2014. Mr. Ross is currently the Chairman and CEO of SRS, one of the largest roofing distributors in the U.S. For more than the last 24 years, Mr. Ross has served as either the Chief Executive Officer, Chairman, or as a member of the board of directors for several leading platforms in the building products distribution industry. Prior to joining SRS, Mr. Ross partnered with Brazos Private Equity Partners in 2002 to acquire Shelter Distribution, Inc., or Shelter, where he served as President and Chief Executive Officer. After growing Shelter's revenue and completing multiple acquisitions, Mr. Ross assisted in the sale of Shelter to Beacon Roofing Supply in 2005. Prior to his time at Shelter, Mr. Ross served as interim Chief Executive Officer for MMI Products, Inc., a leading manufacturer and distributor of building products. From 1991 to 2000, Mr. Ross served first as President and Chief Executive Officer, and from 1994 as Chairman of the board of directors and as Chief Executive Officer of Cameron Ashley Building Products,

a publicly traded building products distributor on the New York Stock Exchange. Mr. Ross has served on the board of directors of both the Builders Suppliers Corporation and the North American Building Materials Distributors Association, the leading building products distribution industry trade association. Mr. Ross received an M.B.A. from Pennsylvania State University as well as a B.S. from Husson College. Mr. Ross was selected to serve on our board of directors because he possesses particular knowledge and experience in strategic planning and leadership of other major corporations.

        J. Louis Sharpe has served as a member of our board of directors since 2014. Mr. Sharpe joined AEA in 1998 as an Associate and became a Partner in 2010. Mr. Sharpe focuses on AEA's investments in the Specialty Chemicals and Value-Added Industrial Products sectors. Mr. Sharpe currently serves on the board of RelaDyne, Inc. Mr. Sharpe previously served on the boards of Henry Company and SRS. Prior to joining AEA, Mr. Sharpe was in the investment banking division of Morgan Stanley. Mr. Sharpe earned a B.A. in Economics from Yale University. Mr. Sharpe was selected to serve on our board of directors because he possesses particular knowledge and experience in corporate finance, strategic planning and investments.

        J. David Smith has served as a member of our board of directors since 2014. Mr. Smith has been a member of the board of directors of Nortek, Inc., or Nortek, since February 2010 and was appointed to serve as the Chairman of the Nortek's board of directors in April 2012. Mr. Smith has also served as the Chairman of the board of directors at Siamons International, Inc. since 2008, and as a member of the board of directors of Commercial Metals Company since 2004, and DiversiTech, Inc. since 2010. Mr. Smith served as President of Alumax Fabricated Products, Inc. and as an officer of Alumax, Inc. from 1989 to 1996. Mr. Smith held the positions of Chief Executive Officer and President of Euramax International, Inc. beginning in 1996 and also served as the Chairman of its board of directors from 2002 until his retirement in 2008. Mr. Smith served as a director of both Houghton International Inc. and Air Distribution Technologies, Inc. until 2014. Mr. Smith has extensive operating and management experience in private and public international metals and building products companies. Mr. Smith received a B.A. from Gettysburg College. Mr. Smith was selected to serve on our board of directors because he possesses particular knowledge and experience in strategic planning and leadership of other major corporations.

Board Composition

        Our board of directors currently consists of ten directors. There are no family relationships between any of our directors or executive officers. Our executive officers are elected by and serve at the discretion of the board of directors.

        Our second amended and restated certificate of incorporation and amended and restated bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. Our second amended and restated certificate of incorporation and amended and restated bylaws also provide that our directors may be removed only for cause, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

        In accordance with the terms of our second amended and restated certificate of incorporation and amended and restated bylaws, our board of directors is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. The members of the classes are divided as follows:

  •
  the Class I directors are Messrs. Browning, Callahan and Gilliam, and their terms expire at the annual meeting of stockholders to be held in 2017;

  •
  the Class II directors are Messrs. Gavin, Ross and Smith, and their terms expire at the annual meeting of stockholders to be held in 2018; and

  •
  the Class III directors are Messrs. de La Chapelle, Hoesterey, Mueller and Sharpe, and their terms expire at the annual meeting of stockholders to be held in 2019.

        The classification of the board of directors may have the effect of delaying or preventing changes in control of our Company. We expect that additional directorships resulting from an increase in the number of directors, if any, will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

Leadership Structure of the Board of Directors

        Our board of directors currently separates the roles of Chief Executive Officer and Chairman of the Board. These positions are currently held by G. Michael Callahan, Jr., as our Chief Executive Officer, and Richard K. Mueller, as the Chairman. We believe this leadership structure is appropriate for our Company due to the differences between the two roles. The Chief Executive Officer is responsible for setting our strategic direction, providing day-to-day leadership and managing our business, while the Chairman of the Board provides guidance to the Chief Executive Officer, chairs board meetings, sets the agendas for meetings of our board of directors as well as provides information to the members of our board of directors in advance of such meetings. In addition, separating the roles of Chief Executive Officer and Chairman of the Board allows the Chairman to provide oversight of our management.

Director Independence and Controlled Company Exception

        Our board of directors has affirmatively determined that Messrs. Browning, Gavin, Gilliam, Ross and Smith are independent directors under the rules of the New York Stock Exchange and independent directors as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. Mr. Callahan, our President and Chief Executive Officer, is not independent because of his position as an executive officer. Mr. Mueller, our Chairman of the Board is not independent because of his strategic responsibilities with our business. Our remaining directors, Messrs. de La Chapelle, Hoesterey and Sharpe, are not independent because of their affiliations with AEA. Certain affiliates of AEA, together with certain of our other stockholders, control a majority of the voting power of our outstanding common stock.

        We expect that certain affiliates of AEA, together with certain of our other stockholders, will continue to control a majority of the voting power of our outstanding common stock. As a result, we expect to be a "controlled company" within the meaning of the New York Stock Exchange's corporate governance standards. Under these rules, a "controlled company" may elect not to comply with certain corporate governance standards, including:

  •
  the requirement that a majority of our board of directors consist of independent directors;

  •
  the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

  •
  the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

  •
  the requirement for an annual performance evaluation of the nominating and corporate governance committee and compensation committee.

        We intend to continue to rely on these exemptions. As a result, we will not have a majority of independent directors, our nominating and corporate governance committee and compensation committee will not consist entirely of independent directors and such committees will not be subject to annual performance evaluations. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements. See Item 1A, "Risk Factors—Risks Relating to Ownership of Our Common Stock—We are a "controlled company" within the meaning of the rules of the New York Stock Exchange and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements."

Committees of the Board of Directors

        Our board of directors has the following three committees: the audit committee, the compensation committee and the nominating and corporate governance committee. From time to time, our board of directors has established and may contemplate establishing other committees.

        Audit Committee.    The members of the audit committee are John J. Gavin, as Chairman, Justin de La Chapelle, Brian R. Hoesterey, Ronald R. Ross and J. Louis Sharpe. Rule 10A-3 of the Exchange Act requires us to have one independent audit committee member upon the effectiveness of the registration statement in connection with our initial public offering, a majority of independent directors on our audit committee within 90 days of the date of effectiveness of such registration statement and an audit committee composed entirely of independent directors within one year of the date of effectiveness such registration statement. Mr. Gavin qualifies as our "audit committee financial expert" within the meaning of regulations adopted by the SEC. The audit committee recommends the annual appointment and reviews independence of auditors and reviews the scope of audit and non-audit assignments and related fees, the results of the annual audit, accounting principles used in financial reporting, internal auditing procedures, the adequacy of our internal control procedures, related party transactions, and investigations into matters related to audit functions. The audit committee is also responsible for overseeing risk management on behalf of our board of directors. See "—Risk Oversight."

        Compensation Committee.    The members of the compensation committee are Brian R. Hoesterey, as Chairman, Peter C. Browning, Theron I. Gilliam, J. Louis Sharpe and J. David Smith. The principal responsibilities of the compensation committee are to review and approve matters involving executive and director compensation, recommend changes in employee benefit programs, authorize equity and other incentive arrangements, and authorize our Company to enter into employment and other employee related agreements.

        Nominating and Corporate Governance Committee.    The members of the nominating and corporate governance committee are J. Louis Sharpe, as Chairman, Peter C. Browning and Brian R. Hoesterey. The nominating and corporate governance committee assists our board of directors in identifying individuals qualified to become board members, makes recommendations for nominees for committees and develops, recommends to the board of directors and reviews our corporate governance principles.

Risk Oversight

        Our board of directors administers its risk oversight function primarily through the audit committee. To that end, our audit committee meets at least quarterly with our Chief Financial Officer and our independent auditors where it receives regular updates regarding our management's assessment of risk exposures including liquidity, credit and operational risks and the process in place to monitor such risks and review results of operations, financial reporting and assessments of internal controls over financial reporting. Our board of directors believes that its administration of risk management has not affected the board's leadership structure, as described above.

Code of Ethics

        We have adopted a code of ethics applicable to all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct & Ethics. The Code of Business Conduct & Ethics is available on our website at www.gms.com under Investor Relations. In the event that we amend or waive certain provisions of the Code of Business Conduct & Ethics applicable to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the same on our website.

Compensation Committee Interlocks and Insider Participation

        None of our executive officers serves, or in the past year has served, as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee. No interlocking relationship exists between any member of our compensation committee (or other committee performing equivalent functions) and any executive, member of the board of directors or member of the compensation committee (or other committee performing equivalent functions) and of any other company.

Item 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

        The discussion that follows describes the executive compensation program for fiscal 2016 for the executive officers listed below (our "NEOs"):

Name	Title
G. Michael Callahan, Jr.	President and Chief Executive Officer
H. Douglas Goforth	Chief Financial Officer
Richard K. Mueller	Chairman
Richard Alan Adams	Chief Accounting Officer
Craig D. Apolinsky	General Counsel and Corporate Secretary

Background

        Prior to the Acquisition, we operated as a closely-held, privately owned company. As such, all compensation programs implemented since the Acquisition through fiscal year 2016 in which our NEOs participated, and all decisions made with regard to the compensation of our NEOs, were programs of, or decisions made by the founders, including Mr. Mueller (our "Chairman"). In connection with the Acquisition, each of our NEOs (other than Messrs. Goforth and Apolinsky) entered into an employment agreement following individual negotiations with AEA, which agreements were amended and restated effective as of May 1, 2015 (the employment agreements, as amended and restated, the "Original Employment Agreements"). The Employment Agreements (as defined below) generally set forth the material terms of the NEO's respective compensation package and are described in greater detail below in the section entitled "Employment Agreements." AEA also adopted the 2014 GYP Holdings I Corp. Stock Option Plan (the "Option Plan") for purposes of providing management team members equity compensation following the Acquisition, and as part of its negotiations with the Company's management team, AEA established a pool under the Option Plan and negotiated the size of grants to be made thereunder to members of the management which included our NEOs (other than Messrs. Goforth and Apolinsky). Mr. Goforth joined the Company as Chief Financial Officer in August 2014 and Mr. Apolinsky joined the Company as General Counsel in July 2015. As with our other NEOs, Mr. Goforth's and Mr. Apolinsky's respective compensation packages for fiscal 2016 are set forth in their employment agreements entered into in connection with their joining the Company (Mr. Goforth's and Mr. Apolinsky's employment agreements, together with the Original Employment Agreements, collectively the "Employment Agreements").

        Following the Acquisition, the Compensation Committee has had and will continue to have the responsibility for reviewing the executive compensation arrangements in place for NEOs, and for structuring future compensation in a way that maximizes long-term Company growth and aligns the interest of our management team with our stockholders.

Fiscal 2016 Compensation Goals and Philosophy

        Beginning with fiscal 2016, the Compensation Committee began to implement certain changes to our NEOs' compensation packages to more closely align them with current public company market practices, as described below.

        In anticipation of the Company's initial public offering, in fiscal 2015 the Compensation Committee retained AON Hewitt to review and advise on our executive compensation program and provide benchmarking data. At the request of the Compensation Committee, AON Hewitt presented a compensation benchmarking study to the Compensation Committee in March 2015. The peer group used in the study included the following companies:

A.O. Smith Corporation, Airgas, Inc., Armstrong, Beacon Roofing Supply, Inc., BlueLinx Holdings, Inc., Boise Cascade Company, Builders FirstSource, Inc., Fastenal Company, Gilbraltar Industries, Inc., HD Supply Holdings, Inc., Huttig Building Products, Inc., Kamen Corporation, Lennox International Inc., MRC Global Inc., MSC Industrial Direct Co., Inc., Pool Corporation, Simpson Manufacturing Co., Inc., Stock Building Supply Holdings, Inc., USG, WW Grainger, Inc., Watsco, Inc., and WESCO International, Inc. Fiscal 2013 revenue for the peer group listed above ranged from $561 million to $8.5 billion (with the median revenue at $2.6 billion), a range within which the Company's revenue falls. The benchmarking study was used as a comparative tool in the Compensation Committee's evaluation of the Company's executive compensation program in relation to companies believed to represent the appropriate comparable labor market for executive talent and to provide context for the changes made for fiscal 2016 compensation.

        For fiscal 2016, the objectives of the executive compensation program included the following:

  •
  balancing an entrepreneurial focus with the need to set and achieve pre-determined goals;

  •
  aligning with best practices and standards as determined by institutional shareholders and shareholder advisors;

  •
  basing annual reward opportunities on performance measures linked to shareholder value creation;

  •
  providing substantial, but capped upside that is linked to superior performance; and

  •
  requiring a threshold level of performance in order for any award to be earned.

        Based on the information obtained from the benchmarking study provided by AON Hewitt, informal market surveys, various trade publications, and other publicly available information, the Compensation Committee implemented certain changes to our executive compensation program for fiscal 2016, including changes to the base salaries and annual bonus opportunities for certain of our NEOs. The principal objective of these changes was to adjust the proportion of base salary to annual cash incentive compensation such that those NEOs who had previously received relatively low base salaries and annual cash incentive payments that had been calculated as a portion of the Company's pre-tax profit would instead (i) receive increased base salaries (raised to meet competitive levels) and (ii) be eligible to earn annual cash incentive payments that would be determined in accordance with Adjusted EBITDA targets to be established at the beginning of each fiscal year and would be subject to established caps. The Compensation Committee believes the foregoing changes will position the Company between the 50th and 75th percentiles as compared to total cash compensation levels provided for similar positions in our industry.

        Effective May 1, 2015, Mr. Callahan was appointed as the Company's President and Chief Executive Officer, and in connection therewith, the Compensation Committee approved an increase in his base salary from $327,600 to $700,000 and provided that he will have a target annual incentive opportunity of 125% of base salary with a maximum opportunity of 250% of base salary based on the Company's achievement of Adjusted EBITDA and other performance goals as approved by the Compensation Committee. Concurrent with Mr. Callahan's appointment, the Compensation Committee approved a reduction in Mr. Mueller's base salary from $1,000,000 to $300,000 in light of his resignation from his position as chief executive officer effective as of May 1, 2015, as set forth in his amended and restated employment agreement (the "Chairman Agreement"), and described in further detail below under "—Employment Agreements." Pursuant to the Chairman Agreement, Mr. Mueller has continued in his position as Chairman of the Board. Consistent with fiscal 2015, Mr. Mueller did not participate in the Bonus Plan in fiscal 2016.

        For fiscal 2016, the Compensation Committee also implemented the following changes: (i) Mr. Adams' base salary was increased from $236,200 to $350,000 and (ii) Mr. Adams' annual bonus opportunity range was set to 50% to 100% of his base salary.

        It is expected that in future years, the Compensation Committee will continue to review base salaries and awards of cash bonuses and options on an annual basis in order to determine whether the levels and allocation of the various elements of our NEOs' compensation packages are appropriate. The Compensation Committee will conduct its review after the Chief Executive Officer has presented recommendations regarding the level and mix of compensation for our NEOs (other than for the Chief Executive Officer), including with respect to base salary, short-term incentive compensation and long-term incentive compensation. The Chief Executive Officer's recommendations will be developed in consultation with our Vice President of Human Resources and other Company representatives.

        The appropriate mix and amount of compensation for each NEO vary based on the level of the executive's responsibilities and, as discussed above, were generally established at the time of the Acquisition (for Messrs. Goforth and Apolinsky, at the time they commenced employment with the Company), with the material terms relating to cash compensation and short-term incentive compensation being set forth in the Employment Agreements and long-term equity compensation taking the form of options granted under the Option Plan. The Compensation Committee does not maintain any formal policy or formula for allocating the appropriate mix of compensation as it believes it is more important to remain flexible to respond to shifts in the marketplace in which the Company must compete to recruit and retain executive talent. Therefore, the Compensation Committee retains the authority to review our NEOs' compensation periodically and to use its discretion to adjust the mix of compensation and the amount of any element of compensation as it deems appropriate.

Base Salary

        We believe that the provision of base salary plays an important role in attracting and retaining top executive talent by providing executives with a predictable level of income. Base salaries represent a fixed portion of our NEOs' compensation and vary by job responsibility. It is expected that the Compensation Committee will review our NEOs' base salaries annually, though it may make periodic base salary adjustments in connection with an NEO's promotion, change in job responsibility, or when otherwise necessary for equitable reasons. In connection with its review and determination of base salaries, the Compensation Committee will consider market data, the level of the executive's compensation (individually and relative to the other executives), the level of the executive's performance and, for the base salaries for executives other than the chief executive officer, the recommendations of the chief executive officer.

        The following table sets forth our NEOs' base salaries for fiscal 2016.

Named Executive Officer	Base Salary ($)
G. Michael Callahan, Jr.(1)	700,000
H. Douglas Goforth	375,000
Richard K. Mueller(2)	300,000
Richard Alan Adams	350,000
Craig D. Apolinsky	300,040

(1)
Mr. Callahan was named President and Chief Executive Officer effective May 1, 2015.

(2)
Mr. Mueller served as Chairman and Chief Executive Officer through April 30, 2015. He continues to serve as Chairman of the Board effective as of May 1, 2015.

Annual Bonuses

        The Company maintains the Corporate Bonus Plan (the "Bonus Plan") in order to drive the Company's annual performance by linking variable compensation payments to achievement of individual and Company performance. Cash bonuses under the Bonus Plan are designed to support our strategic business, promote the maximization of Company profitability and encourage teamwork. In fiscal 2016, each of our NEOs, other than Mr. Mueller, was eligible to earn an annual cash bonus under the Bonus Plan, subject to the conditions described below. For fiscal 2016, Mr. Mueller did not participate in the Bonus Plan but may be awarded a discretionary bonus as determined by the board of directors.

        Under the Bonus Plan, an annual bonus pool is established and funded based solely on the Compensation Committee's determination as to the Company's performance as measured against pre-established business and/or financial goals at different levels of the Company's operating structure. For fiscal 2016, the funding of the annual bonus pool was based upon achievement of Adjusted EBITDA goals (weighted 80%) and Working Capital Turns goals (weighted 20%), as set forth below. Our NEOs other than Mr. Mueller are eligible to earn between 0% and 250% of annual base salary as set forth in the table below if the Company's threshold targets are met, with straight-line interpolation being applied for performance above threshold levels.

	Threshold	Target	Maximum
Adjusted EBITDA(1) (in millions)	$121.2	$133.2	$159.8
Working Capital Turns(2) as a percentage of annual net sales	19.1%	18.2%	16.7%

(1)
Adjusted EBITDA is a non-GAAP measure that management uses to evaluate the performance of the Company. Adjusted EBITDA, as we define it, is an amount equal to net income (loss) plus interest expense and related items, income taxes, stock compensation, depreciation and amortization, further adjusted to exclude other non-cash items and certain other adjustments. Adjusted EBITDA is not a presentation made in accordance with GAAP, and is not intended to present a superior measure of the financial condition from those determined under GAAP. To reconcile this non-GAAP measure with the most directly comparable GAAP measure (net income), please refer to Item 6, "Selected Financial Data" included elsewhere in this report.

(2)
Working Capital Turns equals the 12 month trailing average of trade accounts and notes receivable plus inventories less accounts payable, divided by annual net sales.

        In general, each of our NEOs (other than Mr. Mueller) is entitled to a target bonus equal to a percentage of his base salary, as set forth in the table below. The annual bonuses under the Bonus Plan are subject to adjustment by the Committee, at its discretion, based on the executive's individual performance and contribution to the Company during the year.

        For each of our NEOs other than Mr. Mueller, the following table sets forth the annual bonus threshold, target and maximum, expressed as a percentage of base salary for our NEOs for fiscal 2016.

Officer	Threshold	Target	Maximum
G. Michael Callahan, Jr.	12.5%	125%	250%
H. Douglas Goforth	6.5%	65%	130%
Richard K. Mueller	—	—	—
Richard Alan Adams	5.0%	50%	100%
Craig D. Apolinsky	5.0%	50%	100%

        In addition, on September 25, 2015, the Board adopted, subject to stockholder approval, the GMS Inc. Annual Incentive Plan, or the AIP, which sets forth other performance criteria and performance goals which may be used by the Compensation Committee in future fiscal years in determining the appropriate annual cash incentive packages for our NEOs. The AIP was approved by our stockholders on May 13, 2016 and became effective upon the consummation of our initial public offering on June 1, 2016.

Long-Term Incentive Plan

        As discussed above, the Company maintains the Option Plan, a long-term incentive plan under which we may make grants of options from time to time. The main objectives of the Option Plan are to (1) directly link the executives to increasing shareholder value, (2) incentivize our executives to work towards the achievement of our long-term performance goals, (3) provide the Company a competitive means through which we may better attract able individuals to become executives and (4) retain executives for a multiple year period by providing these individuals with stock ownership opportunities. For the foregoing reasons, we believe providing our NEOs long-term equity compensation in the form of options further advances and aligns the interests of the Company and its stockholders. The Compensation Committee has the authority to make grants under the Option Plan as it deems appropriate, and generally does so in connection with new hires or promotions within the Company.

        In June 2014, pursuant to the terms of their Employment Agreements, Messrs. Callahan and Adams were granted 718,708 and 269,512 options to purchase shares, respectively, which options vested as to 25% on April 1, 2015 and thereafter as to 6.25% on each of the first 12 quarterly anniversaries of April 1, 2015 such that the option grant will be fully vested on April 1, 2018. Pursuant to the terms of his Employment Agreement, Mr. Goforth was granted 269,512 options to purchase shares on August 18, 2014, which options vested as to 25% on August 18, 2015 and thereafter as to 6.25% on each of the first 12 quarterly anniversaries of August 18, 2015 such that the option grant will be fully vested on August 18, 2018.

        A description of the effect of a Change in Control on these options (as defined in the Option Plan) is below under "Payments upon Certain Events of Termination or Change in Control."

Defined Contribution Plan

        The Company provides retirement benefits to the NEOs, including matching contributions, under the terms of its tax-qualified defined contribution plan (the "401(k) Plan"). The NEOs participate in the 401(k) Plan on the same terms as our other participating employees. We believe that the retirement benefits provided under the 401(k) Plan are analogous to those provided by comparable companies. The Company does not maintain any defined benefit or supplemental retirement plans for any of its executive officers.

Perquisites and Other Personal Benefits

        The Company provides the NEOs with perquisites and other personal benefits that it believes are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. We believe that these benefits enable our executives to focus on our business and enhance their commitment to us. In fiscal 2016, Mr. Mueller was provided perquisites which included (i) use of a Company vehicle, (ii) provision of Netjets service for (x) all business trips and (y) up to 25 hours of personal use per year and a tax gross-up payment for this benefit and (iii) payment for unreimbursed medical expenses in an amount not to exceed $25,000 per year and a tax gross-up payment for this benefit. In fiscal 2016, Mr. Callahan was provided perquisites which included (i) use of a Company vehicle and (ii) provision of Netjets service for (x) all business trips and (y) up to 12 hours of personal use per year and a tax gross-up payment for this benefit. In fiscal 2016, Mr. Goforth was provided use of a Company vehicle. Each of our NEOs received Company matching contributions under the 401(k) Plan. For fiscal 2015, the aggregate value of the perquisites provided to each of Messrs. Adams and Apolinsky was less than $10,000.

        The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to our NEOs to confirm such levels are reasonable and continue to serve their intended retentive purposes.

Risk Analysis of Compensation Program

        The Compensation Committee has reviewed our compensation program to determine if the elements encourage excessive or unnecessary risk taking that is reasonably likely to have a material adverse effect on the Company. The Compensation Committee believes that the Company's compensation program offers an appropriate mix of fixed compensation and short- and long-term variable compensation so as to mitigate the motivation to take high levels of business risk. As a result, the Compensation Committee believes that our compensation program does not encourage unreasonable risk taking that is reasonably likely to have a material adverse effect on the Company.

Internal Revenue Code Section 162(m)

        As a private company, in fiscal 2016 the Company was not subject to Section 162(m) of the Internal Revenue Code of 1986, as amended ("Section 162(m)"). In making future compensation decisions, the Compensation Committee will consider the potential impact of Section 162(m) which disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the Chief Executive Officer and the next three mostly highly compensated officers (other than the Chief Financial Officer), other than compensation that is performance-based under a plan that is approved by the stockholders of the Company and meets other technical requirements. However, the Compensation Committee reserves the right to provide for compensation to executive officers that may not be deductible if it believes such compensation is in the best interests of the Company and its stockholders. Transition provisions under Section 162(m) may apply for a period of approximately three years following the consummation of an initial public offering of the Company to certain compensation arrangements that were entered into before such initial public offering, including, without limitation, awards under the Bonus Plan and the Option Plan and any future awards under the GMS Inc. Annual Incentive Plan.

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

        The following table sets forth the cash and non-cash compensation paid to our NEOs for the fiscal years ended April 30, 2016 and April 30, 2015.

Name	Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total(1)
G. Michael Callahan, Jr.	President and Chief	2016	699,998	—	—	982,100	32,549	1,714,647
	Executive Officer(2)	2015	328,860	—	3,211,479	2,237,804	27,731	5,805,874
H. Douglas Goforth	Chief Financial Officer(3)	2016	374,998	—	—	273,585	12,276	660,859
		2015	265,385	105,625	1,204,287	—	—	1,575,297
Richard K. Mueller	Chairman and Former	2016	441,546	200,000	—	—	27,933	669,479
	Chief Executive Officer(4)(5)	2015	1,000,000	200,000	—	—	20,140	1,220,140
Richard Alan Adams	Chief Accounting Officer &	2016	350,009	—	—	196,420	—	546,429
	Chief Technology Officer	2015	237,109	—	1,204,287	648,639	—	2,090,035
Craig D. Apolinsky	General Counsel and	2016	182,640	—	—	132,763	—	315,403
	Corporate Secretary	2015	—	—	—	—	—	—

(1)
The Company did not issue any stock awards in fiscal 2016. The amounts in this column for fiscal 2015 were calculated based on the grant date fair value of our common stock, in accordance with FASB ASC Topic 718. Stock awards generally vest in various increments over multi-year periods. As a result, this grant date fair value may not be indicative of the ultimate value the executive may receive under these grants. Assumptions used to determine the grant date fair value are set forth in Note 13, "Equity-Based Compensation" of Part II, Item 8 of this Annual Report on Form 10-K.

(2)
The amount set forth under "All Other Compensation" for fiscal 2016 includes matching contributions made to the GMS 401(k) Plan of approximately $1,008, the imputed value of Company-provided automobile of approximately $14,722, costs of approximately $27,393 attributable to personal usage of Company-provided aircraft and approximately $8,676 for the related gross-up payment. The incremental cost to the Company of personal use of Company-provided aircraft is calculated based on the variable operating costs to the Company. We impose an annual limit of 12 hours on Mr. Callahan's non-business use of Company-provided aircraft.

(3)
The amount set forth under "All Other Compensation" for fiscal 2016 includes (i) matching contributions made to the GMS 401(k) Plan of approximately $1,009 and (ii) the imputed value of Company-provided automobile of approximately $11,267.

(4)
Mr. Mueller was awarded a discretionary bonus of $200,000 in recognition of his services to the Company. The payment was approved by the Compensation Committee.

(5)
The amount set forth under "All Other Compensation" for fiscal 2016 includes (i) matching contributions made to the GMS 401(k) Plan of approximately $1,167, (ii) the imputed value of Company-provided automobile of approximately $1,886, and (iii) tax and tax gross-up payments of $24,880 related to unreimbursed medical expenses.

GRANTS OF PLAN-BASED AWARDS

        The table below sets forth information regarding all grants of awards made to the named executive officers during the fiscal year ended April 30, 2016. For further information regarding the terms of certain of these grants, see "Compensation Discussion and Analysis" above.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Threshold ($)	Target ($)	Max ($)
G. Michael Callahan, Jr.	87,500	875,000	1,750,000
H. Douglas Goforth	24,375	243,750	487,500
Richard K. Mueller	—	—	—
Richard Alan Adams	17,500	175,000	350,000
Craig Apolinsky	11,829	118,285	236,570

(1)
These columns, where applicable, show the range of possible payouts which were targeted for fiscal 2016 performance under the Bonus Plan as described above under "—Annual Bonuses".

Employment Agreements

        We currently use employment agreements to attract and/or retain our NEOs. As discussed above, the material terms of the Employment Agreements for our NEOs, other than Messrs. Goforth and Apolinsky, were established at the time of the Acquisition.

President and Chief Executive Officer (G. Michael Callahan, Jr.)

        On April 1, 2014 the Company entered into an employment agreement with Mr. Callahan, which was amended and restated effective as of May 1, 2015 and further amended effective as of May 1, 2016. Pursuant to Mr. Callahan's Employment Agreement, the initial employment term commenced on May 1, 2015 and will expire on March 31, 2017, and would thereafter be subject to automatic one-year extensions unless either the Company or Mr. Callahan provides at least 90 days' written notice to the other of intent not to renew the term. The Employment Agreement provides that Mr. Callahan would receive a base salary of $700,000 per year, subject to increase at the discretion of the Company and that he would be eligible to participate in all benefit programs for which other senior executives of the Company are generally eligible. Mr. Callahan would also be eligible to earn a target annual bonus equal to 125% of his base salary pursuant to the terms of the Bonus Plan, subject to satisfaction of performance goals and bonus criteria as determined by the Compensation Committee. In addition, Mr. Callahan would be entitled to (a) the provision of Netjets service for (i) all business trips and (ii) personal travel not to exceed 12 hours per year and (b) use of a Company vehicle. Mr. Callahan's Employment Agreement also provided for severance upon certain terminations of employment, as described below under "—Payments upon Certain Events of Termination or Change in Control."

Chief Financial Officer (H. Douglas Goforth)

        On August 12, 2014 the Company entered into an employment agreement with Mr. Goforth, pursuant to which his initial employment term commenced on August 18, 2014 and will expire on August 18, 2017, and will thereafter be subject to automatic one-year extensions unless either the Company or Mr. Goforth provides at least 90 days' written notice to the other of intent not to renew the term. The CFO Agreement provides that Mr. Goforth will receive an annual base salary of $375,000, subject to increase at the discretion of the Compensation Committee and shall be eligible to receive a target annual bonus equal to 65% of his base salary, pursuant to the terms of the Bonus Plan, subject to satisfaction of performance goals and bonus criteria as determined by the Compensation Committee. Mr. Goforth's Employment Agreement also provides that Mr. Goforth is eligible to participate in all benefit programs for which other senior executives of the Company are generally eligible and entitled to use of a Company vehicle. Mr. Goforth's Employment Agreement also provides for severance upon certain terminations of employment, as described below under "—Payments upon Certain Events of Termination or Change in Control."

Chairman (Richard K. Mueller)

        On April 1, 2014 the Company entered into an Employment Agreement with Mr. Mueller which was amended and restated effective as of May 1, 2015 (as the Chairman Agreement) in connection with his resignation from his position as Chief Executive Officer. Pursuant to the Chairman Agreement, Mr. Mueller's employment term commenced on May 1, 2015 and will expire on May 1, 2018. During the employment term, Mr. Mueller will serve as Chairman and shall devote a percentage of his business time and attention to the Company as follows (expressed as a percentage of his business time allocated to the Company on an annual basis during the twelve-month period prior to May 1, 2015): (i) 50% during the first year of the employment term and 30% during each of the second and third years of the employment term. In addition, Mr. Mueller would be entitled to (a) the provision of Netjets service for (i) all business trips and (ii) personal travel not to exceed 25 hours per year, (b) use of a Company vehicle and (c) a payment for unreimbursed medical expenses incurred by Mr. Mueller or his dependents in the amount not to exceed $25,000 per year. At Mr. Mueller's election, the Company will maintain an office space for Mr. Mueller's business use at a location near the executive's home in Atlanta, Georgia. Pursuant to the Chairman Agreement the executive was granted 60,948 options under the Option Plan on June 2, 2016 (the "Chairman Option Grant"). The Chairman Option Grant will vest as to 25% on the first anniversary of the date of grant and thereafter as to 6.25% on each quarterly anniversary of the date of grant such that the Chairman Option Grant will be fully vested on the fourth anniversary of the date of the grant. In addition, the Chairman Agreement provides that Mr. Mueller is entitled to a cash make-whole payment, in respect of each share underlying the Chairman Option Grant, in an amount equal to the excess between $23.11 and the per share price of common stock of the Company as of April 30, 2015, which make-whole payment will be paid as and when the portion of the shares underlying the Chairman Option Grant to which the make-whole payment relates vests. The Chairman Agreement also provides for severance upon certain terminations of employment, as described below under "—Payments upon Certain Events of Termination or Change in Control."

Chief Accounting Officer (Richard Alan Adams)

        On April 1, 2014 the Company entered into an employment agreement with Mr. Adams which was amended and restated effective as of May 1, 2015. Pursuant to Mr. Adams' Employment Agreement, the initial employment term commenced on May 1, 2015 and will expire on May 1, 2017, and will thereafter be subject to automatic one-year extensions unless either the Company or Mr. Adams provides at least 90 days' written notice to the other of intent not to renew the term. The Employment Agreement provides that Mr. Adams will receive a base salary of $350,000 per year, subject to increase at the discretion of the Company and will be eligible to participate in all benefit programs for which other senior executives of the Company are generally eligible, including use of a Company vehicle. Mr. Adams shall also be eligible to earn a target annual bonus equal to 50% of his base salary with a maximum annual bonus opportunity of up to 100% of his base salary pursuant to the terms of the Bonus Plan, subject to satisfaction of performance goals and bonus criteria as determined by the Compensation Committee. Mr. Adams' Employment Agreement also provides for severance upon certain terminations of employment, as described below under "—Payments upon Certain Events of Termination or Change in Control."

General Counsel and Corporate Secretary (Craig D. Apolinsky)

        On June 30, 2015 the Company entered into an employment agreement with Mr. Apolinsky, pursuant to which his initial employment term commenced on July 20, 2015 and will expire on July 20, 2018, and will thereafter be subject to automatic one-year extensions unless either the Company or Mr. Apolinsky provides at least 90 days' written notice to the other of intent not to renew the term. The Employment Agreement provides that Mr. Apolinsky will receive an annual base salary of $300,040, subject to increase at the discretion of the Compensation Committee and shall be eligible to receive a target annual bonus equal to 50% of his base salary, pursuant to the terms of the Bonus Plan, subject to satisfaction of performance goals and bonus criteria as determined by the Compensation Committee. The Employment Agreement also provides that Mr. Apolinsky is eligible to participate in all benefit programs for which other senior executives of the Company are generally eligible and entitled to use of a Company vehicle. The Employment Agreement also provides for severance upon certain terminations of employment, as described below under "—Payments upon Certain Events of Termination or Change in Control." On June 2, 2016, Mr. Apolinsky was granted 53,898 options under the Option Plan consistent with the terms of the Chairman Option Grant, including the terms of the make-whole payment.

2016 OUTSTANDING EQUITY AWARDS AT YEAR END

        The following table sets forth certain information with respect to outstanding options held by each of our NEOs on April 30, 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable		Option Exercise Price ($)	Option Expiration Date
G. Michael Callahan, Jr.	89,842	359,354	(1)	12.31	04/01/24
H. Douglas Goforth	33,689	168,445	(2)	12.31	08/18/24
Richard K. Mueller	—	—		—	—
Richard Alan Adams	134,756	134,756	(1)	12.31	04/01/24
Craig D. Apolinsky	—	—		—	—

(1)
These options will vest with respect to the remaining underlying shares in 8 equal installments on each quarterly anniversary of April 1, 2016, such that the options will be fully vested as of April 1, 2018.

(2)
These options will vest with respect to the remaining underlying shares in 10 equal installments on each quarterly anniversary of February 18, 2016, such that the options will be fully vested as of August 18, 2018.

Option Exercises

        The following table summarizes the option exercises by each of our NEOs during the fiscal year ended April 30, 2016.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)
G. Michael Callahan, Jr.	269,512	1,208,532
H. Douglas Goforth	67,378	302,133
Richard K. Mueller	—	—
Richard Alan Adams	—	—
Craig D. Apolinsky	—	—

(1)
Mr. Callahan exercised 179,675 options and 89,837 options on July 8, 2015 and November 3, 2015, respectively, which options each had an exercise price of $12.31. Mr. Goforth exercised these options on August 18, 2015, which options each had an exercise price of $12.31.

(2)
Represents the difference between the exercise price and the fair value of a share of the Company's common stock on the date of exercise.

Payments upon Certain Events of Termination or Change in Control

        Pursuant to the terms of the Employment Agreement or Chairman Agreement, as applicable, our NEOs are entitled to receive certain payments in connection with certain termination events. With respect to Messrs. Callahan, Goforth, Adams and Apolinsky, in the event the NEO's employment is terminated by the Company other than for cause, death or disability (each, as defined in the respective Employment Agreement) or by the NEO for good reason (as defined in the respective Employment Agreement), the NEO shall be entitled to (i) base salary continuation for the Severance Period (as defined below); (ii) a pro-rata annual bonus for the year in which termination occurs and (iii) medical benefits continuation for the Severance Period and, to the extent the medical benefits continuation is taxable to the NEO, a tax gross-up payment for such benefit. The Severance Period for our NEOs (other than Mr. Mueller) is: 18 months for Mr. Callahan and 12 months for Messrs. Goforth, Adams and Apolinsky. In the event of a termination for any reason, Mr. Mueller is entitled to receive, in addition to any accrued benefits, a payment in each of the 24 months following the termination date in an amount that is sufficient, after deducting all applicable federal, state and local taxes, to permit Mr. Mueller to pay the full amount of any monthly premium applicable to the medical and dental insurance programs of the Company in which Mr. Mueller participated prior to the termination date.

        With respect to our NEOs other than Mr. Mueller, in the event the NEO's employment is terminated by the Company for cause or on account of the NEOs death, disability or voluntary termination without good reason, the Company is obligated to pay the NEO any accrued benefits through the date of termination, which accrued benefits are quantified in the table below in the "Accrued Benefits" column. The amounts in the "Accrued Benefits" column represent four weeks' vacation pay.

        The following table describes the estimated value of payments that would have been due to the NEOs (other than Mr. Mueller) in the event that their employment was terminated by the Company due to a termination other than for cause, death or disability of the NEO or by the NEO for good reason on April 30, 2016. With respect to Mr. Mueller, the amount included in the table below is the estimated value of the payment that would have been due upon a termination of employment for any reason occurring on April 30, 2016.

Name	Accrued Benefits ($)	Base Salary ($)	Pro Rata Bonus ($)	Medical Coverage ($)	Other	Total ($)
G. Michael Callahan, Jr.	53,846	1,050,000	982,100	17,748	—	2,103,694
H. Douglas Goforth	28,846	375,000	273,585	19,044	—	696,475
Richard K. Mueller	23,077	—	—	50,000	—	73,077
Richard Alan Adams	26,923	350,000	196,420	11,832	—	585,175
Craig D. Apolinsky	23,080	300,040	132,763	—	—	455,883

        Additionally, our NEOs hold options issued pursuant to Option Plan, which options become fully vested and exercisable upon a Change in Control (as defined below). The following table describes the estimated present value of payments for unvested options to purchase shares that would have become vested upon a Change in Control, assuming that such Change in Control occurred on April 30, 2016.

Name	Unvested Stock Options ($)(1)	Total ($)
G. Michael Callahan, Jr.	359,354	2,936,250
H. Douglas Goforth	168,445	1,376,348
Richard K. Mueller	—	—
Richard Alan Adams	134,756	1,101,078
Craig D. Apolinsky	—	—

(1)
Represents unvested options as of the fiscal year ended April 30, 2016. Calculations with regard to stock options are based upon the most recent appraisal price of the Company's common stock ($20.48) as of January 31, 2016, less exercise price.

 DIRECTOR COMPENSATION

        The Company does not currently pay cash compensation to its directors who are employed by either the Company or AEA for their services as directors. Each non-employee, non-AEA director received options to purchase 30,474 shares of the Company's common stock under the Option Plan, which generally vest as to 25% on the first anniversary of the date of grant and thereafter on a quarterly basis such that the options will be fully vested on the fourth anniversary of the date of grant.

        Shown below is information regarding the compensation for each member of the Board for fiscal 2016, other than the compensation for Mr. Mueller and Mr. Callahan which is reported above in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Peter C. Browning	—	—	—	—
Justin de La Chapelle	—	—	—	—
John J. Gavin	—	—	—	—
Theron I. Gilliam	—	—	—	—
Brian B. Hoesterey	—	—	—	—
Ronald R. Ross	—	—	—	—
J. Louis Sharpe	—	—	—	—
J. David Smith	—	—	—	—

(1)
None of our directors was granted options to purchase the Company's common stock in fiscal 2016, however our directors who are not current employees of the Company or current employees or members of AEA received options to purchase the Company's common stock in fiscal 2015. Each of Messrs. Browning, Gavin, Ross and Smith was granted options to purchase 30,474 shares Company common stock at an exercise price of $12.31 per share on September 17, 2014 and Mr. Gilliam was granted an option to purchase 30,474 shares at an exercise price of $14.77 per share on April 8, 2015. As of April 30, 2016, 62.5% of the options granted to Messrs. Browning, Gavin, Ross and Smith were unvested and 75% of the options granted to Mr. Gilliam were unvested.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

        The following table sets forth information regarding the beneficial ownership of our common stock as of June 30, 2016 for:

  •
  each person or entity who is known by us to beneficially own more than 5% of our common stock;

  •
  each of our directors and named executive officers; and

  •
  all of our directors and executive officers as a group.

        Information with respect to beneficial ownership has been furnished to us by each director, executive officer or stockholder listed in the table below, as the case may be. The amounts and percentages of our common stock beneficially owned are reported on the basis of rules of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after June 30, 2016, including any shares of our common stock subject to an option that has vested or will vest within 60 days after June 30, 2016. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership is based on 40,942,905 shares of common stock outstanding as of June 30, 2016.

        Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, the address for each person or entity listed below is c/o GMS Inc., 100 Crescent Centre Parkway, Suite 800, Tucker, Georgia 30084.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders
AEA Investors LP and associated entities(1)(2)	17,776,488	43.4%
Richard A. Whitcomb	2,539,500	6.2%
Directors and Named Executive Officers
Richard K. Mueller	2,539,500	6.2%
G. Michael Callahan, Jr.(3)	917,129	2.2%
H. Douglas Goforth(4)	210,941	*
Richard Alan Adams(5)	405,550	*
Craig D. Apolinsky	4,700	*
Peter C. Browning(6)	13,332	*
Justin de La Chapelle(7)	—	—
John J. Gavin(8)	33,648	*
Theron I. Gilliam(9)	19,523	*
Brian R. Hoesterey(7)	—	—
Ronald R. Ross(10)	64,122	*
J. Louis Sharpe(7)	—	—
J. David Smith(11)	14,332	*
All executive officers and directors as a group (13 persons)	4,222,777	10.2%

*
Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)
For purposes of this beneficial ownership table, we have excluded shares of common stock held of record by other parties to the stockholders' agreement with which AEA Investors LP and associated entities may be deemed to share beneficial ownership by virtue of voting provisions of such agreement. All of our stockholders prior to our initial public offering were parties to the stockholders' agreement. See Item 13, "Certain Relationships and Related Party Transactions and Director Independence—Stockholders' Agreement."

(2)
Represents shares of our common stock held of record by AEA GMS Holdings LP ("AEA GMS Holdings"), whose general partner is AEA GMS Holdings GP LLC ("AEA GMS Holdings GP"). The members of AEA GMS Holdings GP are (i) AEA Investors Participant Fund V LP, (ii) AEA Investors QP Participant Fund V LP, (iii) AEA Investors Fund V LP, (iv) AEA Investors Fund V-A LP and (v) AEA Investors Fund V-B LP (the entities named in clauses (i) through (v), collectively, the "AEA Funds"). The AEA Funds are also limited partners of AEA GMS Holdings. The general partner of each of AEA Investors Participant Fund V LP and AEA Investors QP Participant Fund V LP is AEA Investors PF V LLC, whose sole member is AEA Investors LP. The general partner of each of AEA Investors Fund V LP, AEA Investors Fund V-A LP and AEA Investors Fund V-B LP is AEA Investors Partners V LP, whose general partner is AEA Management (Cayman) Ltd. Each of AEA GMS Holdings GP, the AEA Funds, AEA Investors PF V LLC, AEA Investors Partners V LP, AEA Investors LP and AEA Management (Cayman) Ltd. may be deemed to share beneficial ownership of the shares of our common stock held of record by AEA GMS Holdings, but each disclaims beneficial ownership of such shares. John L. Garcia, the Chairman and Chief Executive Officer of AEA Investors LP and the sole stockholder and director of AEA Management (Cayman) Ltd., may also be deemed to have beneficial ownership of the shares of our common stock held of record by AEA GMS Holdings, but Mr. Garcia disclaims beneficial ownership of such shares.

  The address for each of AEA GMS Holdings, AEA GMS Holdings GP, AEA Investors Participant Fund V LP, AEA Investors QP Participant Fund V LP, AEA Investors PF V LLC, AEA Investors LP and Mr. Garcia is c/o AEA Investors LP, 666 Fifth Avenue, 36th Floor, New York, NY 10103. The address for each of AEA Investors Fund V LP, AEA Investors Fund V-A LP, AEA Investors Fund V-B LP, AEA Investors Partners V LP and AEA Management (Cayman) Ltd. is P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.

(3)
Includes 134,761 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after June 30, 2016.

(4)
Includes 67,378 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after June 30, 2016.

(5)
Includes 151,600 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after June 30, 2016.

(6)
Includes 5,714 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after June 30, 2016.

(7)
Does not include 17,776,488 shares of our common stock held of record by AEA GMS Holdings. Mr. de La Chapelle is a principal of AEA, and Messrs. Hoesterey and Sharpe are partners of AEA. Each of Messrs. de La Chapelle, Hoesterey and Sharpe serves on our board of directors as a representative of AEA, but each disclaims beneficial ownership of the shares of our common stock held of record by AEA GMS Holdings.

The address for each of Messrs. de La Chapelle, Hoesterey and Sharpe is c/o AEA Investors LP, 666 Fifth Avenue, 36th Floor, New York, NY 10103.

(8)
Includes 13,332 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after June 30, 2016.

(9)
Consists of 9,523 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after June 30, 2016.

(10)
Includes 13,332 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after June 30, 2016.

(11)
Includes 13,332 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after June 30, 2016.

Item 13.    Certain Relationships and Related Party Transactions and Director Independence

        The following is a description of transactions since May 1, 2015 to which we were a party in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest. We believe the terms obtained or the consideration that we paid or received, as applicable, in connection with the transactions described below are comparable to terms available or amounts that would be paid or received, as applicable, in arms'-length transactions with parties unrelated to us.

AEA

        Prior to the completion of our initial public offering, we entered into a management agreement with our Sponsor relating to the provision of their advisory and consulting services. The agreement required us to pay our Sponsor an annual management fee of approximately $2.3 million per year following the Acquisition. The annual management fee is payable in quarterly installments of approximately $0.6 million, in advance, on the first day of each calendar quarter. The management agreement also requires us to reimburse our Sponsor for their reasonable out-of-pocket costs and expenses incurred in connection with the Acquisition, their provision of ongoing advisory and consulting services, monitoring their investment in us and developing, negotiating, performing or enforcing any agreements or documents relating to their investment in us. The cost reimbursement is typically billed in arrears during the month following the end of each quarter. As of April 30, 2016, we have reimbursed our Sponsor for reasonable out-of-pocket costs and expenses in the aggregate amount of approximately $0.2 million. We believe that the management agreement and the services mentioned above are or were on terms at least as favorable to us as we would expect to negotiate with unrelated third parties. Immediately following the consummation of our initial public offering, on June 1, 2016, the management agreement was terminated.

        Pursuant to the management agreement, we agreed to indemnify our Sponsor against any claims or liabilities relating to or arising out of actions taken by our Sponsor under the terms of the management agreement or the operation of our business, except for claims or liabilities that are shown to have resulted from actions taken by our Sponsor in bad faith, or due to our Sponsor's gross negligence or willful misconduct. This indemnification provision survived termination of the management agreement.

Stockholders' Agreement

        We, our Sponsor, certain members of management, and all of our existing stockholders prior to our initial public offering have entered into a stockholders' agreement in connection with the Acquisition. The stockholders' agreement contains, among other things, certain restrictions on the ability of the parties thereto to freely transfer shares of our stock. In addition, pursuant to the stockholders' agreement, the parties thereto agree to vote their shares of our common stock on certain matters presented to the stockholders in the same manner that the board of directors and a majority of our stockholders vote on such matters. The foregoing transfer and voting provisions terminated upon completion of our initial public offering. However, following the consummation of our initial public offering, and for so long as our Sponsor holds an aggregate of at least 10% of our outstanding common stock, our Sponsor will be entitled to nominate at least one individual for election to our board, and our board and nominating committee thereof will nominate and recommend to our stockholders that such individual be elected to our board, and each party to the stockholders' agreement agrees to vote all of their shares to elect such individual to our board.

Registration Rights Agreement

        The parties to the stockholders' agreement described above also entered into a registration rights agreement in connection with the Acquisition. Pursuant to the registration rights agreement, subject to the terms of the lock-up agreement they have entered into with the representatives of the underwriters of our initial public offering, holders of a total of 32,892,905 shares of our common stock as of June 30, 2016, have the right to require us to register these shares under the Securities Act under specified circumstances and have incidental registration rights as described below. After registration pursuant to these rights, these shares will become freely tradable without restriction under the Securities Act.

Demand Registration Rights

        Subject to certain restrictions, at any time after 180 days following May 25, 2016, the effective date of the registration statement relating to our initial public offering, or 120 days following the effective date of any subsequent registration statement that we file (other than registration statements on Forms S-4 or S-8), our Sponsor may request that we register all or a portion of its common stock for sale under the Securities Act. We will effect the registration as requested in writing by our Sponsor, unless in the good faith judgment of our board of directors, such registration would materially and adversely interfere with certain transactions involving the Company and should be delayed. We are not obligated to file a registration statement pursuant to these demand provisions on more than five occasions on Form S-1; however, our Sponsor is entitled to make an unlimited number of demands for registration on Form S-3 if and when we become eligible to use such form.

Piggyback Registration Rights

        In addition, if at any time we register any shares of our common stock (other than pursuant to registrations on Form S-4 or Form S-8), the holders of all shares having registration rights are entitled to at least 10 business days notice of the registration and to include all or a portion of their common stock in the registration.

        In the event that any registration in which the holders of registrable shares participate pursuant to the registration rights agreement is an underwritten public offering, the number of registrable shares to be included may, in specified circumstances, be limited.

Other Provisions

        We will pay all registration and offering expenses, and the reasonable fees and expenses of a single special counsel for our Sponsor and a single special counsel for all other selling stockholders, related to any demand or piggyback registration. The registration rights agreement contains customary cross-indemnification provisions, pursuant to which we are obligated to indemnify any selling stockholders in the event of material misstatements or omissions in the registration statement attributable to us, and they are obligated to indemnify us for material misstatements or omissions in the registration statement attributable to them. A particular stockholder's shares shall no longer be considered registrable shares, to which demand and piggyback registration rights apply, when such shares have been disposed of under an effective registration statement or sold under Rule 144 of the Securities Act. In addition, the parties to the registration rights agreement, other than our Sponsor, agree to not sell any shares pursuant to Rule 144 of the Securities Act or in some other private placement for a period of one year following the closing of our initial public offering, except pursuant to a registered offering in accordance with the terms of the registration rights agreement, if consented to by our Sponsor or in private transfers to certain permitted transferees.

Other Relationships and Transactions

        We lease office and warehouse facilities from partnerships or entities owned by certain of our directors, executive officers and stockholders, including Richard K. Mueller, the Chairman of the Board, and G. Michael Callahan, Jr., our President and Chief Executive Officer. At April 30, 2016, these leases had expiration dates through our fiscal year ending April 30, 2021. Rent expense related to these leases included in our audited consolidated financial statements was approximately $0.6 million for fiscal 2016. At April 30, 2016, future minimum payments under the terms of the leases aggregated approximately $1.8 million.

        During fiscal 2016, we purchased inventories from our former subsidiary, Southern Wall Products, Inc., or SWP, an entity with which Messrs. Mueller and Callahan are affiliated, through their direct or indirect ownership interests and through their position as director. Mr. Mueller owns, either directly or indirectly, 48.8% of the common stock outstanding of SWP as of April 30, 2016 and is a director of SWP. Mr. Callahan owns, either directly or indirectly, 2.5% of the common stock of SWP as of April 30, 2016 and is a director of SWP. SWP was spun off from the Predecessor on August 31, 2012. We purchased inventory from SWP for distribution in the amount of approximately $12.8 million in fiscal 2016. The amount due to SWP for purchases of inventory for distribution as of April 30, 2016 was approximately $1.1 million. The approximate dollar value amount of Mr. Mueller's interest in these purchases was $6.3 million for fiscal 2016. The approximate dollar value amount of Mr. Callahan's interest in these purchases was $0.3 million for fiscal 2016. The approximate dollar value amount of Mr. Mueller's interest in the amount due to SWP as of April 30, 2016 was $0.5 million. The approximate dollar value amount of Mr. Callahan's interest in the amount due to SWP as of April 30, 2016 was $28,000. In addition, Messrs. Mueller and Callahan each received a payment of $20 thousand from SWP in fiscal 2016 as consideration for serving on its board of directors.

        During fiscal 2016, we employed David Whitcomb, Richard W. Whitcomb and Elizabeth Whitcomb, all of whom are children of Richard A. Whitcomb, one of our founders and a holder of more than 5% of our common stock. David Whitcomb, an employee through June 30, 2015, was responsible for various sales and customer receivables analytics. His total compensation in fiscal 2016, including salary, bonus and other compensation, was $157,381. Richard W. Whitcomb is our current Director of IT Services. His total cash compensation, including salary, bonus and other compensation, in fiscal 2016 was $224,181. Elizabeth Whitcomb is a manager in IT Services and, prior to March 2015, she provided certain IT Services directly to one of our subsidiaries. Her total compensation in fiscal 2016, including salary, bonus and other compensation, was $224,798. The compensation levels of David Whitcomb, Richard W. Whitcomb and Elizabeth Whitcomb were based on the compensation paid to employees in similar positions that were not related to our significant shareholders.

Policies and Procedures for Related Person Transactions

        Our board of directors has adopted a policy providing that the audit committee will review and approve or ratify transactions in excess of $120,000 of value in which we participate and in which a director, executive officer or beneficial holder of more than 5% of any class of our voting securities has or will have a direct or indirect material interest. Under this policy, the board of directors is to obtain all information it believes to be relevant to a review and approval or ratification of these transactions. After consideration of the relevant information, the audit committee is to approve only those related party transactions that the audit committee believes are on their terms, taken as a whole, no less favorable to us than could be obtained in an arms'-length transaction with an unrelated third party and that the audit committee determines are not inconsistent with the best interests of the Company. In particular, our policy with respect to related person transactions will require our audit committee to consider the benefits to the Company, the impact on a director's independence in the event the related person is a director, an immediate family member of a director or an entity in which a director has a position or relationship, the availability of other sources for comparable products or services, the terms of the transaction and the terms available to unrelated third parties or to employees generally. A "related person" is any person who is or was one of our executive officers, directors or director nominees or is a holder of more than 5% of our common stock, or their immediate family members or any entity owned or controlled by any of the foregoing persons. All of the transactions described above were entered into prior to the adoption of this policy.

Item 14.    Principal Accountant Fees and Services

Fees to Independent Accountants

        The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP, or PwC, for the audit of the Company's annual consolidated financial statements for fiscal 2016 (ended April 30, 2016) and fiscal 2015 (ended April 30, 2015) and fees billed for audit-related services, tax services and all other services rendered by PWC for fiscal 2016 and fiscal 2015.

	Fiscal 2016	Fiscal 2015
Audit fees	$3,315,800	$1,581,762
Audit-related fees	—	—
Tax fees	—	—
All other fees	1,800	—

Audit Fees

        Fees for audit services include aggregate fees billed for professional services rendered for the annual audits of the Company's financial statements included in Form 10-K filings, other SEC filings and audit consultations including services related to our initial public offering. For fiscal 2016 and 2015 services related to our initial public offering were $1,880,000 and $50,000, respectively.

Audit-Related Fees

        Fees for audit-related services in fiscal 2016 and 2015 included the Company's use of PwC's online research tools.

Tax Fees

        None.

        All audit-related services, tax services and other services in fiscal 2016 were pre-approved by the Audit Committee, which concluded that the provision of such services by PwC was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The Audit Committee's outside auditor independence policy provides for pre-approval of audit, audit-related and tax services specifically described by the Audit Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

Item 15.    Exhibits and Financial Statements Schedules

        The following documents are filed as part of this report.

  1.
  Financial Statements.    The financial statements are set forth under Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

        All other financial statements and financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction, are not material or are not applicable and, therefore, have been omitted.

  2.
  Exhibits.    See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GMS INC.
Date: July 12, 2016	By:	/s/ G. MICHAEL CALLAHAN, JR. G. Michael Callahan, Jr. President, Chief Executive Officer and Director (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints G. Michael Callahan, Jr. and H. Douglas Goforth, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. MICHAEL CALLAHAN, JR. G. Michael Callahan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	July 12, 2016
/s/ H. DOUGLAS GOFORTH H. Douglas Goforth	Chief Financial Officer (Principal Financial Officer)	July 12, 2016
/s/ RICHARD ALAN ADAMS Richard Alan Adams	Chief Accounting Officer (Principal Accounting Officer)	July 12, 2016
/s/ RICHARD K. MUELLER Richard K. Mueller	Chairman of the Board	July 12, 2016
/s/ PETER C. BROWNING Peter C. Browning	Director	July 12, 2016

Signature	Title	Date

/s/ JUSTIN DE LA CHAPELLE Justin de La Chapelle	Director	July 12, 2016
/s/ JOHN J. GAVIN John J. Gavin	Director	July 12, 2016
/s/ THERON I. GILLIAM Theron I. Gilliam	Director	July 12, 2016
/s/ BRIAN R. HOESTEREY Brian R. Hoesterey	Director	July 12, 2016
/s/ RONALD R. ROSS Ronald R. Ross	Director	July 12, 2016
/s/ J. LOUIS SHARPE J. Louis Sharpe	Director	July 12, 2016
/s/ J. DAVID SMITH J. David Smith	Director	July 12, 2016

EXHIBIT INDEX

Exhibit No.		Exhibit Description
3.1		Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

4.1		Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

10.1		Stock Purchase Agreement, by and among GYP Holdings III Corp., Gypsum Management and Supply, Inc. and each of the persons set forth on Schedule A attached thereto as sellers, dated February 11, 2014 (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.2		Management Agreement, by and among the Company, GYP Holdings III Corp. and AEA Investors LP, dated April 1, 2014 (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to GMS Inc.'s Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

10.3		Registration Rights Agreement, by and among the Company, certain affiliates of AEA Investors LP and certain investors identified on the signature page thereto, dated April 1, 2014 (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.3.1	*	Amendment No. 1 to Registration Rights Agreement, by the Company and AEA GMS Holdings LP, dated July 11, 2016.

10.4		Stockholders' Agreement, by and among the Company, certain affiliates of AEA Investors LP and certain investors identified on the signature page thereto, dated April 1, 2014 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.5		ABL Credit Agreement, among GYP Holdings III Corp., the entities listed on Schedule I thereto, GYP Holdings II Corp., Wells Fargo Bank, N.A., the other lenders party thereto, Royal Bank of Canada, Credit Suisse Securities (USA) LLC, UBS Securities LLC, SunTrust Bank and RBC Capital Markets, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.5.1		First Amendment to ABL Credit Agreement, among GYP Holdings III Corp., the entities listed on Schedule 1 thereto, the entities listed on Schedule 2 thereto, GYP Holdings II Corp., the incremental revolving credit lenders party thereto and Wells Fargo Bank, N.A., dated February 17, 2016 (incorporated by reference to Exhibit 10.5.1 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on April 7, 2016 (File No. 333-205902)).

10.6		First Lien Credit Agreement, among GYP Holdings III Corp., the entities listed on Schedule I thereto, GYP Holdings II Corp., Wells Fargo Bank, N.A., the other lenders party thereto, Royal Bank of Canada, Credit Suisse Securities (USA) LLC, UBS Securities LLC, SunTrust Bank and RBC Capital Markets, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

Exhibit No.		Exhibit Description
10.7		Second Lien Credit Agreement, among GYP Holdings III Corp., the entities listed on Schedule I thereto, GYP Holdings II Corp., Wells Fargo Bank, N.A., the other lenders party thereto, Royal Bank of Canada, Credit Suisse Securities (USA) LLC, UBS Securities LLC, SunTrust Bank and RBC Capital Markets, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).
10.8		ABL/Term Intercreditor Agreement, among GYP Holdings III Corp., GYP Holdings II Corp., the other Grantors party thereto, Wells Fargo Bank, N.A., Credit Suisse AG and each additional Representative from time to time party thereto, dated April 1, 2014 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.9		First Lien/Second Lien Intercreditor Agreement, among GYP Holdings III Corp., GYP Holdings II Corp., the other Grantors party thereto, Credit Suisse AG and each additional Representative from time to time party thereto, dated April 1, 2014 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.10	†	Amended and Restated Employment Agreement, by and between G. Michael Callahan, Jr. and the Company, dated August 28, 2015 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.10.1	†	Amendment to Amended and Restated Employment Agreement, by and between G. Michael Callahan, Jr. and the Company, dated May 12, 2016 (incorporated by reference to Exhibit 10.10.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

10.11	†	Amended and Restated Employment Agreement, by and between Richard Alan Adams and the Company, dated August 31, 2015 (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.12	†	Amended and Restated Employment Agreement, by and between Richard K. Mueller and the Company, dated June 30, 2015 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.13	†	Employment Agreement, by and between H. Douglas Goforth and the Company, dated August 12, 2014 (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.14	†	Employment Agreement, by and between Stephen K. Barker and the Company, dated April 1, 2014 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.15	†	Separation Agreement, by and between Stephen K. Barker and the Company, dated May 11, 2014 (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.16	†	Option Exercise and Stock Purchase Agreement, by and between Stephen K. Barker and the Company, dated June 1, 2015 (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.17	†	2014 GMS Inc. Stock Option Plan, effective April 1, 2014 (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

Exhibit No.		Exhibit Description
10.18	†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.19	†	GMS Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.20	†	Employment Agreement, by and between Craig Apolinsky and the Company, dated June 30, 2015 (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

10.21	†	Letter from the Company to Craig Apolinsky regarding option grant, dated May 23, 2016 (incorporated by reference to Exhibit 10.21 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 filed on May 23, 2016 (File No. 333-205902)).

10.22		Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.22 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 filed on May 23, 2016 (File No. 333-205902)).

21.1		List of subsidiaries of GMS Inc. (incorporated by reference to Exhibit 21.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

24.1	*	Power of Attorney (included on signature page hereto).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Indicates a management contract or compensatory plan or arrangement.

*
Filed herewith.