Form 10-Q
period 2016-07-31
GMS Inc.
filed 2016-09-13
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER: 001-37784

__________________________________________

GMS INC.

(Exact name of registrant as specified in its charter)

__________________________________________

Delaware	46-2931287
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Crescent Centre Parkway, Suite 800 Tucker, Georgia	30084
(Address of principal executive offices)	(ZIP Code)

(800) 392-4619
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 40,942,905 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 31, 2016.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and statements about our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in Part 1, Item 2 of this Quarterly Report on Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements.

We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include:

•	general economic and financial conditions;
•	our dependency upon the commercial and residential construction and residential repair and remodeling, or R&R, markets;
•	competition in our highly fragmented industry and the markets in which we operate;
•	the fluctuations in prices of the products we distribute;
•	the consolidation of our industry;
•	our inability to pursue strategic transactions and open new branches;
•	our inability to expand into new geographic markets;
•	product shortages and potential loss of relationships with key suppliers;
•	the seasonality of the commercial and residential construction markets;
•	the potential loss of any significant customers;
•	exposure to product liability and various other claims and litigation;
•	our inability to attract key employees;
•	rising health care costs;
•	the reduction of the quantity of products our customers purchase;
•	the credit risk from our customers;
•	our inability to renew leases for our facilities;

•	our inability to effectively manage our inventory as our sales volume increases or the prices of the products we distribute fluctuate;
•	our inability to engage in activities that may be in our best long‑term interests because of restrictions in our debt agreements;
•	our current level of indebtedness and our potential to incur additional indebtedness;
•	our inability to obtain additional financing on acceptable terms, if at all;
•	our holding company structure;
•	an impairment of our goodwill;
•	the impact of federal, state and local regulations;
•	the cost of compliance with environmental, health and safety laws and other regulations;
•	significant increases in fuel costs or shortages in the supply of fuel;
•	a disruption or breach in our IT systems;
•	natural or man‑made disruptions to our facilities;
•	AEA’s control of us; and
•

other risks and uncertainties, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 filed with the SEC.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward‑looking statements. The forward‑looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward‑looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward‑looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.

Any forward‑looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward‑looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of the filing of this Quarterly Report on Form 10-Q.

PART I – Financial Information

Item 1.  Financial Statements (Unaudited)

GMS Inc.

Condensed Consolidated Balance Sheets (Unaudited)

July 31, 2016 and April 30, 2016

(in thousands of dollars, except share data)

	July 31,	April 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$9,828	$19,072
Trade accounts and notes receivable, net of allowances of $9,432 and $8,607, respectively	295,105	270,257
Inventories, net	186,006	165,766
Prepaid expenses and other current assets	12,109	16,548
Total current assets	503,048	471,643
Property and equipment, net of accumulated depreciation of $58,952 and $54,377, respectively	154,368	153,260
Goodwill	393,640	386,306
Intangible assets, net	223,594	221,790
Other assets	7,346	7,815
Total assets	$1,281,996	$1,240,814
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$95,999	$91,500
Accrued compensation and employee benefits	27,959	51,680
Other accrued expenses and current liabilities	42,985	41,814
Current portion of long-term debt	9,514	8,667
Revolving credit facility	—	26,914
Total current liabilities	176,457	220,575
Non-current liabilities:
Long-term debt, less current portion	537,220	609,029
Deferred income taxes, net	37,908	41,203
Other liabilities	33,468	33,600
Liabilities to noncontrolling interest holders, less current portion	24,378	25,247
Total liabilities	809,431	929,654
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 500,000,000 shares; 40,942,905 and 32,892,905 shares issued at July 31, 2016 and April 30, 2016, respectively	409	329
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; 0 shares issued at July 31, 2016 and April 30, 2016, respectively	—	—
Additional paid-in capital	486,494	334,244
Accumulated deficit	(13,102)	(22,265)
Accumulated other comprehensive loss	(1,236)	(1,148)
Total stockholders’ equity	472,565	311,160
Total liabilities and stockholders’ equity	$1,281,996	$1,240,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

	Three Months Ended
	July 31,
	2016	2015
Net sales	$549,800	$452,441
Cost of sales (exclusive of depreciation and amortization shown separately below)	371,215	311,553
Gross profit	178,585	140,888
Operating expenses:
Selling, general and administrative	135,058	110,210
Depreciation and amortization	15,795	16,065
Total operating expenses	150,853	126,275
Operating income	27,732	14,613
Other (expense) income:
Interest expense	(7,577)	(9,257)
Write-off of discount and deferred financing fees	(5,426)	—
Other income, net	593	510
Total other (expense), net	(12,410)	(8,747)
Income before taxes	15,322	5,866
Provision for income taxes	6,159	2,855
Net income	$9,163	$3,011
Weighted average shares outstanding:
Basic	38,200,597	32,677,418
Diluted	38,602,378	32,830,677
Net income per share:
Basic	$0.24	$0.09
Diluted	$0.24	$0.09
Comprehensive income:
Net income	$9,163	$3,011
Decrease in fair value of financial instrument, net of tax	(88)	(181)
Comprehensive income	$9,075	$2,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Three Months Ended July 31, 2016 and Year Ended April 30, 2016

(in thousands of dollars, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balances at May 1, 2015	32,757,905	$328	$329,884	$(30,650)	$10	—	$—	$299,572
Net income	—	—	—	12,564	—	—	—	12,564
Change in accounting for liability awards	—	—	—	(3,208)	—	—	—	(3,208)
Decrease in fair value of financial instruments, net of tax	—	—	—	—	(1,158)	—	—	(1,158)
Equity-based compensation	—	—	2,699	—	—	—	—	2,699
Stock repurchases	—	—	—	—	—	394,577	(5,827)	(5,827)
Exercise of stock options	135,000	1	1,661	(971)	—	(394,577)	5,827	6,518
Balances at April 30, 2016	32,892,905	$329	$334,244	$(22,265)	$(1,148)	—	$—	$311,160
Net income	—	—	—	9,163	—	—	—	9,163
Decrease in fair value of financial instruments, net of tax	—	—	—	—	(88)	—	—	(88)
Equity-based compensation	—	—	643	—	—	—	—	643
Issuance of common stock in initial public offering, net of underwriting discounts and offering costs	8,050,000	80	151,607	—	—	—	—	151,687
Balances at July 31, 2016	40,942,905	$409	$486,494	$(13,102)	$(1,236)	—	$—	$472,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars)

	Three Months Ended
	July 31,
	2016	2015
Cash flows from operating activities:
Net income	$9,163	$3,011
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	6,382	7,279
Accretion and amortization of debt discount and deferred financing fees	6,129	854
Amortization of intangible assets	9,413	8,792
Provision for losses on accounts and notes receivable	(75)	(1)
Provision for obsolescence of inventory	23	43
Equity-based compensation	627	1,172
Net gain on sale or impairment of assets	(199)	(25)
Deferred income tax benefit	(3,222)	(4,091)
Prepaid expenses and other assets	(3,058)	(4,144)
Accrued compensation and employee benefits	(24,947)	(26,880)
Other accrued expenses and liabilities	852	11,429
Liabilities to noncontrolling interest holders	246	473
Income taxes	2,835	2,457
	4,169	369
Changes in primary working capital components, net of acquisitions:
Trade accounts and notes receivable	(19,360)	(21,834)
Inventories	(17,101)	377
Accounts payable	1,672	2,677
Cash used in operating activities	(30,620)	(18,411)
Cash flows from investing activities:
Purchases of property and equipment	(2,607)	(1,465)
Proceeds from sale of assets	841	430
Acquisition of businesses, net of cash acquired	(23,278)	—
Cash used in investing activities	(25,044)	(1,035)
Cash flows from financing activities:
Repayments on the revolving credit facility	(225,702)	(136,243)
Borrowings from the revolving credit facility	280,397	161,089
Payments of principal on long-term debt	(975)	(975)
Principal repayments of capital lease obligations	(1,213)	(1,032)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	157,217	—
Repayment of term loan	(160,000)	—
Stock repurchases	—	(5,827)
Exercise of stock options	—	3,317
Payments of contingent consideration	(3,304)	—
Cash provided by financing activities	46,420	20,329
(Decrease) increase in cash and cash equivalents	(9,244)	883
Balance, beginning of period	19,072	12,284
Balance, end of period	$9,828	$13,167
Supplemental cash flow disclosures:
Cash paid for income taxes	$6,540	$4,515
Cash paid for interest	6,613	7,943
Supplemental schedule of noncash activities:
Assets acquired under capital lease	$3,824	$2,283
Change in fair value of derivative instrument	(205)	(282)
Increase (decrease) in insurance claims payable and insurance recoverable	161	(26,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies

The terms “we,” “our,” “us,” “Successor” or the “Company” refer to GMS Inc. and its subsidiaries. When such terms are used in this manner throughout the notes to the condensed consolidated financial statements, they are in reference only to the corporation, GMS Inc. and its subsidiaries, and are not used in reference to the Board of Directors, corporate officers, management, or any individual employee or group of employees.

On April 1, 2014, GYP Holdings I Corp., or the Successor, acquired, through its wholly‑owned entities, GYP Holdings II Corp. and GYP Holdings III Corp., all of the capital stock of Gypsum Management and Supply, Inc. (the “Predecessor”). Successor is majority owned by certain affiliates of AEA Investors LP, or “AEA,” and certain of our other stockholders. We refer to this acquisition as the “Acquisition” and April 1, 2014 as the “Acquisition Date.” We were previously known as GYP Holdings I Corp. and changed our name to GMS Inc. on July 6, 2015.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission that permit reduced disclosure for interim periods. The condensed consolidated balance sheet as of April 30, 2016 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of the Company’s significant accounting policies and other information, you should read these unaudited condensed consolidated financial statements in conjunction with our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, which include all disclosures required by GAAP.

Initial Public Offering

On June 1, 2016, we completed our initial public offering, or IPO, of 8,050,000 shares of common stock at a price of $21.00 per share, including 1,050,000 shares of common stock that were issued as a result of the exercise in full by the underwriters of an option to purchase additional shares to cover over‑allotments. After underwriting discounts and commissions but before expenses, we received net proceeds from the IPO of approximately $157,200. We used these proceeds together with cash on hand to repay the $160,000 principal amount of our term loan debt outstanding under our senior secured second lien term loan facility, or the Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility.

Revision of Financial Statements

During the preparation of the Annual Report on Form 10-K for the year ended April 30, 2016, the Company determined that an inappropriate statutory tax rate was used to value deferred tax liabilities related to certain assets

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

purchased in the Acquisition as of April 1, 2014. This resulted in an understatement of “Deferred income taxes, net” and “Goodwill”, as of April 30, 2015, and an overstatement of “Provision for (benefit from) income taxes” and an understatement of “Net income (loss)” for the year ended April 30, 2015. The Company assessed the materiality of the misstatement in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and concluded that this misstatement was not material to the Company’s Consolidated Financial Statements for the prior periods and that amendments of previously filed reports were not required. However, the Company determined that the impact of the corrections would be too significant to record in the fourth quarter of fiscal 2016. As such, the revision for the correction is reflected in the three months ended July 31, 2015 financial information in this Quarterly Report on Form 10‑Q. Disclosure of the revised amounts will also be reflected in future filings containing the applicable periods.

The effect of this revision on the line items within the Company’s Condensed Consolidated Statement of Operations for the three months ended July 31, 2015 was as follows:

	Three Months Ended
	July 31, 2015
	As previously
	reported	Adjustment	As revised
Provision for income taxes	$3,080	$(225)	$2,855
Net income	$2,786	$225	$3,011
Net income per share:
Basic	$0.09	$—	$0.09
Diluted	$0.08	$0.01	$0.09

The effect of this revision on the line items within the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2015 was as follows:

	Three Months Ended
	July 31, 2015
	As previously
	reported	Adjustment	As revised
Net income	$2,786	$225	$3,011
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax expense	(3,866)	(225)	(4,091)
Cash used in operating activities	$(18,411)	$—	$(18,411)

Principles of Consolidation

The Condensed Consolidated Financial Statements present the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Results of operations of businesses acquired are included from their respective dates of acquisition.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Insurance Liabilities

The Company is self‑insured for certain losses related to medical claims. The Company has deductible‑based insurance policies for certain losses related to general liability, automobile and workers’ compensation. The deductible amount is $250,  $500 and $1,000 for general liability, workers’ compensation and automobile, respectively. The Company has stop‑loss coverage to limit the exposure arising from claims. The coverage consists of a primary layer and

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

an excess layer. The primary layer of coverage is from $500 to $2,000 and the excess layer covers claims from $2,000 to $100,000. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.

At July 31, 2016 and April 30, 2016, the aggregate liabilities for medical self‑insurance were $3,272 and $3,342, respectively, and are recorded in “Other accrued expenses and current liabilities” within the Condensed Consolidated Balance Sheets. At July 31, 2016 and April 30, 2016, reserves for general liability, automobile and workers’ compensation totaled approximately $12,419 and $12,213 respectively, and are recorded in “Other accrued expenses and current liabilities” and “Other liabilities” in the Condensed Consolidated Balance Sheets. In fiscal 2015, a material claim was settled by our insurance carrier in the amount of approximately $26,000 and was paid by our insurance carrier in full, subject to the deductible, during the three months ended July 31, 2015. At July 31, 2016 and April 30, 2016, amounts recoverable for general liability, automobile and workers’ compensation, totaled approximately $4,993 and $4,832, respectively and are recorded in “Prepaid expenses and other current assets” and “Other assets” in the Condensed Consolidated Balance Sheets.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The carrying value of cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximates fair value due to its short‑term nature. Based on borrowing rates available to the Company for loans with similar terms, the carrying values of the ABL Facility, First Lien Facility and other debt approximate fair value.

Accounting guidance establishes a three‑level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.
Level 2

Inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model‑derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

As discussed in Note 8, we have recorded stock appreciation rights, deferred compensation and redeemable noncontrolling interests at their expected fair values. The determination of these fair values is based on Level 3 inputs. These inputs include a volatility rate based on comparable entities, a discount rate, and the expected time to redemption of the liabilities, historical values of the book equity of certain subsidiaries, and market information for comparable entities. The use of these inputs to derive the fair value of the liabilities at a point in time can result in volatility to the financial statements to our current and projected financial results.

Stock Appreciation Rights, Deferred Compensation and Liabilities to Noncontrolling Interest Holders

Certain subsidiaries have equity based compensation agreements with the subsidiary’s employees and minority shareholders. These agreements are stock appreciation rights, deferred compensation agreements, and liabilities to noncontrolling interest holders. Since these agreements are typically settled in cash or notes, and do not meet the criteria established by ASC 718, “Compensation—Stock Compensation” to be accounted for in “Stockholders’ equity”, they are accounted for as liability awards. See Note 8.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

Treasury Stock

In the three months ended July 31, 2015, we repurchased 394,577 shares of our common stock at a cost of $5,827 in connection with our separation agreement with a former employee. We then reissued 179,675 of these shares for proceeds of $2,211 during the three months ended July 31, 2015. The difference between the cost of the treasury stock and the proceeds from its reissuance was accounted for, using the “cost” method, as an increase to “Accumulated deficit” of $442.

Net Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted‑average number of outstanding shares of common stock for the period. Diluted earnings per share reflects the potential dilution that could occur if instruments that may require the issuance of common stock in the future were settled and the underlying shares of common stock were issued. Diluted earnings per share is computed by increasing the weighted‑average number of outstanding shares of common stock computed in basic earnings per share to include the dilutive effect of stock options and other equity‑based instruments held by the Company’s employees and directors during each period. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.

Recent Accounting Pronouncements

The Company has evaluated the recent pronouncements issued since filing its Annual Report on Form 10-K for the year-ended April 30, 2016 and believes that none of them will have a material effect on the Company’s Condensed Consolidated Financial Statements

Deferred Taxes—In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17"). This amendment changes how deferred taxes are recognized by eliminating the requirement of presenting deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement will be to classify all deferred tax liabilities and assets as noncurrent. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to all periods presented. The Company early adopted ASU 2015-17 retrospectively as of July 31, 2016. As a result, $11,047 of our deferred tax assets previously presented in current assets as of April 30, 2016 have been reclassified to “Deferred income taxes, net” in the Condensed Consolidated Balance Sheet as of that date. Adoption of this standard did not impact results of operations or cash flows in the current or previous reporting periods.

2. Business Acquisitions

The Company operates in a highly fragmented industry. A key component of the Company’s strategy is growth through acquisition that expands its geographic coverage, provides complementary lines of business and increases its market share.

The Company has accounted for all business combinations using the purchase method, in accordance with ASC 805, to record a new cost basis for the assets acquired and liabilities assumed. The Company recorded, based on preliminary purchase price allocations, intangible assets representing client relationships, tradenames, and excess of purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed as “Goodwill” in the accompanying Condensed Consolidated Financial Statements. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence. The results of operations of these acquisitions are reflected in the Condensed Consolidated Financial Statements of the Company from the date of acquisition.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

(a)          2017 Acquisitions

In the three months ended July 31, 2016, the Company completed the following acquisitions, with an aggregate purchase price of $25,989, subject to finalization of working capital settlement amounts.

Company name	Form of acquisition	Date of acquisition
Wall & Ceiling Supply Co., Inc.	Purchase of net assets	May 2, 2016
Rockwise, LLC	Purchase of net assets	July 5, 2016

The preliminary allocation of purchase consideration for these acquisitions is summarized as follows:

Preliminary
purchase price
allocation
July 31, 2016
Trade accounts and notes receivable	$5,220
Inventories	3,163
Property and equipment	1,697
Other assets	1
Tradenames	400
Customer relationships	10,800
Goodwill	7,590
Liabilities assumed	(2,882)
Purchase price	$25,989

Goodwill of $7,590 and other intangible assets of $11,200 are expected to be deductible for U.S. federal income tax purposes. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are preliminary. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the applicable acquisition date. The pro forma impact of these acquisitions is not presented as it is not considered material to our Condensed Consolidated Financial Statements.

(b)          2016 Acquisitions

In fiscal 2016, the Company completed the following acquisitions, with an aggregate purchase price of $117,032, comprised of $112,778 of cash consideration, net and $4,254 of contingent consideration, subject to the finalization of working capital settlement amounts.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

The preliminary allocation of purchase consideration for these acquisitions is summarized as follows:

	Preliminary		Preliminary
	purchase price		purchase price
	allocation	Adjustments/	allocation
	April 30, 2016	Reclassifications	July 31, 2016
Trade accounts and notes receivable	$26,707	$102	$26,809
Inventories	17,543	—	17,543
Property and equipment	9,236	—	9,236
Other assets	1,764	1	1,765
Tradenames	12,500	—	12,500
Below market leases	2,020	—	2,020
Customer relationships	29,055	—	29,055
Goodwill	38,833	(256)	38,577
Deferred tax liability	(6,676)	—	(6,676)
Liabilities assumed	(13,804)	7	(13,797)
Purchase price	$117,178	$(146)	$117,032

During the first three months of fiscal 2017, the Company recorded adjustments to working capital resulting in a decrease in total consideration paid of $146. Goodwill of $13,515 and other intangible assets of $26,335 are expected to be deductible for U.S. federal income tax purposes. Goodwill of $25,062 and other intangibles of $17,240 are nondeductible for U.S. federal income tax purposes. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize the fair values of these acquisitions, all of which occurred after July 31, 2015. Thus, the provisional measurements of fair value set forth above are preliminary for these acquisitions. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation for these acquisitions as soon as practicable but no later than one year from the applicable acquisition date. The pro forma impact of these acquisitions is not presented as it is not considered material to our Condensed Consolidated Financial Statements.

3. Goodwill and Intangible Assets

The following table represents the activity of “Goodwill” from May 1, 2015 to July 31, 2016:

Carrying
Amount
Balance at May 1, 2015	$348,811
Working capital adjustments	(1,338)
Goodwill acquired during the year	38,833
Balance at April 30, 2016	386,306
Working capital adjustments	(256)
Goodwill acquired during the period	7,590
Balance at July 31, 2016	$393,640

During the three months ended July 31, 2016 the Company recorded $10,800 and $400 in customer relationships and tradenames as a result of the Wall & Ceiling Supply Co., Inc. and Rockwise, LLC acquisitions discussed in Note 2. The recently acquired customer relationships and tradenames will be amortized over weighted-average periods of 11.6 years and 10.0 years, respectively.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

The Company’s definite lived intangible assets as of July 31, 2016 and April 30, 2016 consist of the following:

	Estimated	Weighted	July 31, 2016
	useful	average	Gross		Net
	lives	amortization	carrying	Accumulated	carrying
	(years)	period	amount	amortization	value
Amortizable intangible assets:
Customer relationships	5 - 13	10.8	$219,362	$78,882	$140,480
Definite lived tradenames	5 - 20	19.2	16,160	670	15,490
Vendor agreement	8	—	5,644	1,646	3,998
Leasehold interests	7 - 13	8.2	2,516	258	2,258
Totals			$243,682	$81,456	$162,226

	Estimated	Weighted	April 30, 2016
	useful	average	Gross		Net
	lives	amortization	carrying	Accumulated	carrying
	(years)	period	amount	amortization	value
Amortizable intangible assets:
Customer relationships	5 - 13	10.8	$208,526	$69,929	$138,597
Definite lived tradenames	5 - 20	19.5	15,760	447	15,313
Vendor agreement	8	—	5,644	1,470	4,174
Leasehold interests	7 - 13	8.2	2,516	178	2,338
Totals			$232,446	$72,024	$160,422

The Company’s indefinite lived intangible assets consist of tradenames which have a carrying amount of $61,368 as of July 31, 2016 and April 30, 2016.

Amortization expense related to intangible assets was $9,413 and $8,792 for the three months ended July 31, 2016 and 2015, respectively, and is recorded in “Depreciation and amortization” expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

4. Long‑Term Debt

Initial Public Offering

As described in Note 1, “—Initial Public Offering,” on June 1, 2016, we used the IPO proceeds together with cash on hand to repay the $160,000 principal amount of our term loan debt outstanding under our Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility. In addition, we recorded a write-off of debt discount and deferred financing fees of $5,426 to “Write-off of discount and deferred financing fees” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

Long‑term debt at July 31, 2016 and April 30, 2016 consists of the following:

	July 31,	April 30,
	2016	2016
First Lien Term Loan due 2021(1)(2)	$373,451	$373,998
Second Lien Term Loan due 2022(3)(4)	—	154,517
ABL Facility	156,606	101,910
Capital lease obligations, at an annual rate of 5.25%, due in monthly installments through August 2022	13,958	11,449
Installment notes at fixed rates up to 2.7%, due in monthly and annual installments through April 2021	2,719	2,736
	546,734	644,610
Less: Current portion	9,514	35,581
Total long‑term debt	$537,220	$609,029

(1)	Net of unamortized discount of $1,284 and $1,355 as of July 31, 2016 and April 30, 2016, respectively.
(2)	Net of deferred financing costs of $6,490 and $6,847 as of July 31, 2016 and April 30, 2016, respectively.
(3)	Net of unamortized discount of $0 and $1,183 as of July 31, 2016 and April 30, 2016, respectively.
(4)	Net of deferred financing costs of $0 and $4,300 as of July 31, 2016 and April 30, 2016, respectively.

5. Income Taxes

Under ASC 740‑270, Income Taxes—Interim Reporting (“ASC 740‑270”), each interim period is considered an integral part of the annual period and tax expense (benefit) is measured using an estimated annual effective income tax rate. Estimates of the annual effective income tax rate at the end of interim periods are, out of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. The Company forecasts its estimated annual effective income tax rate and then applies that rate to its year‑to‑date pre‑tax ordinary income (loss), subject to certain loss limitation provisions. In addition, certain specific transactions are excluded from the Company’s estimated annual effective tax rate computation, but are discretely recognized within income tax expense (benefit) in their respective interim period. Future changes in the forecasted annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.

The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In this evaluation, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The primary negative evidence considered includes the cumulative operating losses generated in prior periods. The primary positive evidence considered includes the reversal of deferred tax liabilities related to depreciation and amortization that would occur within the same jurisdiction and during the carry forward period necessary to absorb the federal and state net operating losses and other deferred tax assets. The reversal of such liabilities would utilize the federal and state net operating losses and other deferred tax assets.

Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry‑forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.

The Company had valuation allowances of $83 against its deferred tax assets related to certain tax jurisdictions as of July 31, 2016 and April 30, 2016. To the extent the Company generates sufficient taxable income in the future to

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.

The effective income tax rate on continuing operations for the three months ended July 31, 2016 was 40.2%, compared to an effective income tax rate of 48.7% for the three months ended July 31, 2015. The decrease in the effective income tax rate is primarily due to the decreased impact of permanent differences and a decrease in the blended state tax rate.

The Company had no material uncertain tax positions as of July 31, 2016 and April 30, 2016.

6. Stockholders’ Equity

Amended and Restatement of Certificate of Incorporation

On May 13, 2016, we amended and restated our certificate of incorporation to increase our authorized share count to 550,000,000 shares of stock, including 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a par value of $0.01 per share and to split our common stock 10.158‑for‑1. Unless otherwise noted herein, historical share data has been adjusted to give effect to the stock split.

Initial Public Offering

As described in Note 1, “—Initial Public Offering,” on June 1, 2016, we completed our IPO of 8,050,000 shares of common stock at a price of $21.00 per share, including 1,050,000 shares of common stock that were issued as a result of the exercise in full by the underwriters of an option to purchase additional shares to cover over‑allotments. After underwriting discounts and commissions but before expenses, we received net proceeds from the IPO of approximately $157,200. We used these proceeds together with cash on hand to repay the $160,000 principal amount of our term loan debt outstanding under our Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility.

7. Equity‑Based Compensation

General

The Company has a 2014 GYP Holdings I Corp. Stock Option Plan, (the “Plan”) that provides for granting of stock options and other equity awards. The Plan authorizes 3,591,422 shares of common stock for issuance. The stock options vest over a four-year period and have a 10‑year term. The plan is designed to motivate and retain individuals who are responsible for the attainment of our primary long‑term performance goals. The plan provides a means whereby our employees and directors develop a sense of ownership and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. The Company accounts for share‑based awards in accordance with ASC 718. ASC 718 requires measurement of compensation cost for all share‑based awards at fair value on the grant date (or measurement date if different) and recognition of compensation expense, net of estimated forfeitures, over the requisite service period for awards expected to vest.

Stock Option Awards

We utilize the Black‑Scholes option‑pricing model to estimate the grant‑date fair value of all stock options. The Black‑Scholes option‑pricing model requires the use of weighted average assumptions for estimated expected volatility, estimated expected term of stock options, risk‑free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Prior to our IPO discussed in Note 1, “—Initial Public Offering,” we did not have sufficient history to estimate the expected volatility of our common stock price, therefore expected volatility has been based on the average volatility of peer public entities that are similar in size and industry. We estimate the expected term of all stock options based on previous history of exercises. The risk‑free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield is 0% as

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the trading day immediately preceding the date of the grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually. The weighted average assumptions used in the Black‑Scholes option‑pricing model during the three months ended July 31, 2016 are set forth below:

July 31, 2016
Volatility	41.10%
Expected life (years)	6.0
Risk‑free interest rate	1.53%
Dividend yield	—%

In the three months ended July 31, 2016, the Company issued 165,636 stock option awards to employees that vest based on service only. The weighted average grant date fair value of each stock option was $9.56 and the aggregate fair value of options outstanding was $1,583. All of these awards vest over a four‑year period. Additionally, all these options could vest earlier in the event of a change in control, merger or other acquisition. This expense is recorded on an accelerated basis over the requisite service period of each separate vesting tranche. Share‑based compensation expense related to stock option awards was $643 and $498 for the three months ended July 31, 2016 and 2015, respectively, and was included as a component of “Selling, general and administrative” expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income. At July 31, 2016, the unrecognized compensation expense related to stock option awards was $3,284, with a remaining weighted average life of 2.08 years.

The Company did not issue any stock option awards during the three months ended July 31, 2015.

A summary of stock option activity for the three months ended July 31, 2016 follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	life (years)	value
Outstanding at May 1, 2016	1,935,106	$12.37
Options granted	165,636	$23.11
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Outstanding at July 31, 2016	2,100,742	$13.36	7.97	$24,988
Exercisable at July 31, 2016	793,757	$12.47	7.77	$10,145
Expected to vest after July 31, 2016	1,306,985	$13.89	8.08	$14,843

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. Options expected to vest are unvested shares net of expected forfeitures.

8. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

Certain subsidiaries have equity based compensation arrangements with certain of the subsidiary’s employees and minority shareholders. These arrangements are stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders. Since these arrangements are typically settled in cash or notes, and do not meet the criteria established by ASC 718 to be accounted for in “Stockholders’ equity”, they are accounted for as liability awards. As a result of the transition guidance stated within ASC 718, we recorded these liability awards at fair value as of July 31, 2016 and 2015.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

Stock appreciation rights—Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over four years, upon a triggering event. Vesting periods vary by grant date and range from fiscal 2017 to fiscal 2018. Current liabilities related to these plans of $806 and $808 were included in “Accrued compensation and employee benefits” at July 31, 2016 and April 30, 2016, respectively. Long‑term liabilities related to these plans of $19,615 and $19,725 were recorded as components of “Other liabilities” at July 31, 2016 and April 30, 2016, respectively. Below is a summary of changes to the liability:

As of
July 31, 2016
Stock appreciation rights as of April 30, 2016 (at fair value)	$20,533
Amounts redeemed	(20)
Change in fair value	(92)
Stock appreciation rights as of July 31, 2016 (at fair value)	$20,421

Deferred compensation—Certain shareholders of the Company’s subsidiaries have entered into other deferred compensation agreements that granted the shareholders a payment based on a percentage in excess of book value, adjusted for certain provisions, upon an occurrence as defined in the related agreements, which are called “Buy Sell” agreements. The liabilities related to these plans of $3,092 and $3,270 were included in “Other liabilities” at July 31, 2016 and April 30, 2016, respectively. Current liabilities related to these plans of $224 and $0 were included in “Accrued compensation and employee benefits” at July 31, 2016 and April 30, 2016, respectively. These instruments are redeemed in cash or installment notes, generally paid in annual installments generally over the five years following termination of employment. Below is a summary of changes to the liability:

As of
July 31, 2016
Deferred compensation as of April 30, 2016 (at fair value)	$3,270
Amounts redeemed	—
Change in fair value	46
Deferred compensation as of July 31, 2016 (at fair value)	$3,316

Liabilities to noncontrolling interest holders—As described in Note 1, noncontrolling interests were issued to certain employees of the Company’s subsidiaries. All of the noncontrolling interest awards are subject to mandatory redemption on termination of employment for any reason. These instruments are redeemed in cash or installment notes, generally paid in annual installments generally over the five years following termination of employment.

Liabilities related to these agreements are classified as share based liability awards and are measured at fair value under ASC 718. As of July 31, 2016 and April 30, 2016, the total fair value of these liabilities was $26,831 and $26,585, respectively. Amounts expected to be paid in the next year as of July 31, 2016 and April 30, 2016 are included in “Accrued compensation and employee benefits” in the amounts of $2,453 and $1,338, respectively. As of July 31, 2016 and April 30, 2016, long-term liabilities related to this plan of $24,378 and $25,247, respectively, were included in “Liabilities to noncontrolling interest holders, less current portion.” Below is a summary of changes to the liability:

As of
July 31, 2016
Non‑controlling interests as of April 30, 2016 (at fair value)	$26,585
Amounts redeemed	—
Change in fair value	246
Non‑controlling interests as of July 31, 2016 (at fair value)	$26,831

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

In connection with the Acquisition, noncontrolling interest holders had the option to convert their interests in the subsidiaries into the Company. Noncontrolling interests of $32,545 were converted into the Company’s common stock at the date of the Acquisition.

Upon the termination of employment or other triggering events including death or disability of the noncontrolling stockholders in the Company’s subsidiaries, we are obligated to purchase, or redeem, the noncontrolling interests at either an agreed upon price or a formula value provided in the stockholder agreements. This formula value is typically based on the book value per share of the subsidiary’s equity, including certain adjustments.

9. Transactions With Related Parties

The Company leases office and warehouse facilities from partnerships or entities owned by certain stockholders of GMS Inc. and its subsidiaries and other GMS employees that were the owners of companies that the Company has acquired. At July 31, 2016, these leases had expiration dates through fiscal 2021. Rent expense related to these leases included in the accompanying Condensed Consolidated Financial Statements approximated $195 for the three months ended July 31, 2016 and 2015 and is recorded in “Selling, general and administrative” expenses.

The Company purchases inventories from its former subsidiary, Southern Wall Products, Inc. (“SWP”), on a continuing basis. Certain stockholders of the Company are stockholders of SWP, which was spun‑off from Gypsum Management and Supply, Inc. on August 31, 2012. The Company purchased inventory from SWP for distribution in the amount of $3,165 and $3,275 in the three months ended July 31, 2016 and 2015, respectively. Amounts due to SWP for purchases of inventory for distribution as of July 31, 2016 and April 30, 2016 were $863 and $1,097, respectively, and are included in “Accounts payable”. Purchases between Gypsum Management and Supply, Inc. and SWP prior to the spin‑off were accounted for as intercompany transactions and eliminated in consolidation.

In connection with the IPO, the Company terminated its management agreement with AEA Investors LP. The agreement required the Company to pay AEA an annual management fee of $2,250 per year following the Acquisition for advisory and consulting services. The Company paid the final payment of $188 in the three months ended July 31, 2016 and $563 in the three months ended July 31, 2015 which is included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

10. Commitments and Contingencies

Litigation, Claims and Assessment

The Company is a defendant in various lawsuits and administrative actions associated with personal injuries, claims of former employees, and other events arising in the normal course of business. As discussed in Note 1 “—Insurance Liabilities”, the Company records liabilities for these claims, and assets for amounts recoverable from the insurer, for these claims covered by insurance.

11. Segments

The Company applies the provisions of ASC Topic 280, “Segment Reporting.” ASC 280, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity‑wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker (“CODM”) and for which discrete financial information is available. For purposes of evaluation under these segment reporting principles, the CODM assesses the Company’s ongoing performance based on the periodic review of net sales, Adjusted EBITDA and certain other measures for each of the operating segments.

We report our financial results in accordance with GAAP. However, we present Adjusted EBITDA, which is not a recognized financial measure under GAAP, because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

indicative of our core operating performance. Management believes Adjusted EBITDA is helpful in highlighting trends in our operating results, while other measures can differ significantly depending on long‑term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments.

In addition, we utilize Adjusted EBITDA in certain calculations under the ABL Facility and the First Lien Facility. The ABL Facility and the First Lien Facility permit us to make certain additional adjustments in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this Quarterly Report on Form 10‑Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA.

Based on the provisions of ASC 280, the Company has determined that it has seven operating segments. These operating segments are based on the seven geographic divisions, which are Central, Midwest, Northeast, Southern, Southeast, Southwest and Western, and Tool Source Warehouse, Inc. Due to similarities between the geographic operating segments, we have aggregated them into one reportable segment in accordance with ASC 280. The accounting policies of the operating segments are the same as those described in the summary of significant policies. In addition to our reportable segment, the Company’s consolidated results include corporate activities, which include our corporate office building and related yard support activities and Tool Source Warehouse, Inc., which functions primarily as an internal distributor of tools. The Company has revised its prior year presentation of segment Depreciation and Amortization to disclose corporate Depreciation and Amortization of $243 for the three months ended July 31, 2015, originally disclosed as part of “Geographic divisions.” In addition, within the “Geographic divisions” segment the Company has increased net sales by $3,937 for the three months ended July 31, 2015 to correct amounts which were previously reflected in “Other.” The prior year misclassification was not material to the previously issued financial statements. Net sales, Adjusted EBITDA and certain other measures for the reportable segment and total continuing operations for the periods indicated are as follows:

	Three Months Ended July 31, 2016				July 31, 2016
			Depreciation &	Adjusted
	Net sales	Gross profit	amortization	EBITDA	Total assets
Geographic divisions	$545,005	$176,840	$15,507	$45,608	$1,264,762
Other	4,795	1,745	80	333	11,787
Corporate	—	—	208	—	5,447
	$549,800	$178,585	$15,795	$45,941	$1,281,996

	Three Months Ended July 31, 2015
			Depreciation &	Adjusted
	Net sales	Gross profit	amortization	EBITDA
Geographic divisions	$449,005	$139,580	$15,749	$33,942
Other	3,436	1,308	73	171
Corporate	—	—	243	—
	$452,441	$140,888	$16,065	$34,113

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

The following is a reconciliation of our Adjusted EBITDA to “Net income” for the three months ended July 31, 2016 and 2015:

	Three Months Ended
	July 31,
	2016	2015 (i)
Adjusted EBITDA	$45,941	$34,113
Interest expense	(13,003)	(9,257)
Interest income	43	230
Income tax expense	(6,159)	(2,855)
Depreciation expense	(6,382)	(7,273)
Amortization expense	(9,413)	(8,792)
Stock appreciation rights expense(a)	92	(594)
Redeemable noncontrolling interests(b)	(292)	(554)
Equity-based compensation(c)	(673)	(498)
Severance and other permitted costs(d)	(140)	(557)
Transaction costs (acquisitions and other)(e)	(654)	(415)
Gain on disposal of assets	198	25
Management fee to related party(f)	(188)	(562)
Effects of fair value adjustments to inventory(g)	(164)	—
Interest rate cap mark-to-market(h)	(43)	—
Net income	$9,163	$3,011

(a)

Represents non‑cash compensation expenses related to stock appreciation rights agreements. For additional details regarding stock appreciation rights, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Subsidiary Equity‑Based Deferred Compensation Arrangements” included in our Annual Report on Form 10-K for the year ended April 30, 2016.

(b)

Represents non‑cash compensation expense related to changes in the redemption values of noncontrolling interests. For additional details regarding redeemable noncontrolling interests of our subsidiaries, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Subsidiary Equity‑Based Deferred Compensation Arrangements” included in our Annual Report on Form 10-K for the year ended April 30, 2016.

(c)	Represents non‑cash equity‑based compensation expense related to the issuance of stock options.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the Term Loan Facilities.
(e)	Represents one‑time costs related to our IPO and acquisitions (other than the Acquisition) paid to third party advisors.
(f)	Represents management fees paid by us to our Sponsor. Following our IPO, our Sponsor no longer receives management fees from us.
(g)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents the mark‑to‑market adjustments for the interest rate cap.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

(i)

Quarterly amounts for fiscal 2016 included in the table above reflect the revised balances for income tax expense and net income as discussed in Note 1, “Basis of Presentation, Business, and Summary of Significant Accounting Policies” of Item 1 of this Quarterly Report on Form 10-Q.

The Company does not earn revenues or have long‑lived assets located in foreign countries. In accordance with the enterprise‑wide disclosure requirements of ASC 280, the Company’s net sales from external customers by main product lines are as follows for the three months ended July 31, 2016 and 2015, respectively:

	Three Months Ended		Three Months Ended
	July 31,	% of	July 31,	% of
	2016	Total	2015	Total
	(dollars in thousands)
Wallboard	$251,296	45.7%	$210,922	46.6%
Ceilings	86,349	15.7%	78,967	17.5%
Steel Framing	84,343	15.3%	67,332	14.9%
Other products	127,812	23.3%	95,220	21.0%
Total net sales	$549,800		$452,441

12. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended July 31, 2016 and 2015:

	Three Months Ended
	July 31,
	2016	2015
Net income	$9,163	$3,011
Basic earnings per common share:
Basic weighted average shares outstanding per common share	38,200,597	32,677,418
Basic earnings per common share	$0.24	$0.09
Diluted earnings per common share:
Basic weighted average shares outstanding per common share	38,200,597	32,677,418
Add: Shares of common stock assumed issued upon exercise of stock options	401,781	153,259
Diluted weighted average shares outstanding per common share	38,602,378	32,830,677
Diluted earnings per common share	$0.24	$0.09

13. Subsequent Events

Subsequent to July 31, 2016, the Company acquired Steven F. Kempf Building Materials, Inc. (“SKBM”) and Olympia Building Supplies, LLC (“OBS”) for a total purchase price of approximately $75,627. SKBM and OBS distribute wallboard and related building materials from four locations in Pennsylvania and Florida. For the twelve months ended July 31, 2016, the combined companies generated an aggregate of approximately $99,724 in net sales.

Subsequent to July 31, 2016, the Company made an election under section 338 (h)(10) of the Internal Revenue Code which effectively changed the tax treatment of the Company’s acquisition of Gypsum Supply Company from a stock transaction to an asset transaction for tax purposes. As a result of this election, the Company will decrease deferred tax liabilities and tax expense in the three months ended October 31, 2016 by approximately $6,500.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended April 30, 2016.

Recent Events

On June 1, 2016, we completed our initial public offering, or IPO, of 8,050,000 shares of common stock at a price of $21.00 per share, including 1,050,000 shares of common stock that were issued as a result of the exercise in full by the underwriters of an option to purchase additional shares to cover over‑allotments. After underwriting discounts and commissions but before expenses, we received net proceeds from the IPO of approximately $157.2 million. We used these proceeds together with cash on hand to repay the $160.0 million principal amount of our term loan debt outstanding under our senior secured second lien term loan facility, or the Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility.

On May 13, 2016, we amended and restated our certificate of incorporation to increase our authorized share count to 550,000,000 shares of stock, including 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a par value of $0.01 per share and to split our common stock 10.158‑for‑1. Unless otherwise noted herein, historical share data has been adjusted to give effect to the stock split.

Subsequent to July 31, 2016, we acquired Steven F. Kempf Building Materials, Inc., or SKBM, and Olympia Building Supplies, LLC, or OBS, for a total purchase price of approximately $75.6 million. SKBM and OBS distribute wallboard and related building materials from four locations in Pennsylvania and Florida. For the twelve months ended July 31, 2016, the combined companies generated approximately $99.7 million in net sales.

Business Overview

Founded in 1971, we are the leading North American distributor of wallboard and ceilings. Our core customer is the interior contractor, who typically installs wallboard, ceilings and our other interior construction products in commercial and residential buildings. As a leading specialty distributor, we serve as a critical link between our suppliers and a highly fragmented customer base of over 20,000 contractors. Our operating model combines a national platform with a local go‑to‑market strategy through over 185 branches across the country. We believe this combination enables us to generate economies of scale while maintaining the high service levels, entrepreneurial culture and customer intimacy of a local business.

Our growth strategy entails taking market share within our existing footprint, expanding into new markets by opening new branches and acquiring competitors. We expect to continue to capture profitable market share in our existing footprint by delivering industry‑leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre‑existing customer relationships in these markets but need a new location to fully capitalize on those relationships. Since the beginning of full year 2014 through the date of this filing, we have opened 21 new branches and we currently expect to open several new branches each year depending on market conditions. In addition, we will continue to selectively pursue tuck‑in acquisitions and have a dedicated team of professionals to manage the process. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy.

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

Our addressable commercial construction market is composed of a variety of commercial and institutional sub‑segments with varying demand drivers. Our commercial markets include offices, hotels, retail stores and other commercial buildings, while our institutional markets include educational facilities, healthcare facilities, government buildings and other institutional facilities. The principal demand drivers across these markets include the overall economic outlook, the general business cycle, government spending, vacancy rates, employment trends, interest rates, availability of credit and demographic trends. Given the extreme depth of the last recession, despite the growth to date, activity in the commercial construction market remains well below average historical levels. According to Dodge Data & Analytics, new commercial construction put in place was 935 million square feet during the 2015 calendar year, which is an increase of 38% from 680 million square feet during the 2010 calendar year. However, new commercial construction activity remains well below historical levels. New commercial construction square footage put in place of 935 million square feet in 2015 would have needed to increase by 36% in order to achieve the historical market average of 1.3 billion square feet annually since 1970. We believe this represents a significant growth opportunity as activity continues to improve.

We believe commercial R&R spending is typically more stable than new commercial construction activity. Commercial R&R spending is driven by a number of factors, including commercial real estate prices and rental rates, office vacancy rates, government spending and interest rates. Commercial R&R spending is also driven by commercial lease expirations and renewals, as well as tenant turnover. Such events often result in repair, reconfiguration and/or upgrading of existing commercial space. As such, the commercial R&R market has historically been less volatile than commercial new construction. While there is very limited third party data for commercial R&R spending, we believe spending in this end market is in a period of expansion and will continue to grow over the next several years.

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

While residential R&R activity is typically more stable than new construction activity, we believe the prolonged period of under‑investment during the recent downturn will result in above‑average growth for the next several years. The primary drivers of residential R&R spending include changes in existing home prices, existing home sales, the average age of the housing stock, consumer confidence and interest rates. According to the U.S. Census Bureau, residential R&R spending, including repairs and improvements, reached $285.4 billion in the 2015 calendar year, which is an increase of 4.4% from $273.3 billion in 2014.

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

Acquisitions

We complement our organic growth strategy with selective, tuck‑in acquisitions. Since the beginning of full year 2014 through the date of this filing, we have completed 19 strategic acquisitions totaling 46 branches. We believe that significant opportunities exist to expand our geographic footprint by executing additional strategic acquisitions and we consistently strive to maintain an extensive and active acquisition pipeline. We are often evaluating several acquisition opportunities at any given time.

Since the beginning of full year 2014 through the date of this filing, we have completed the following acquisitions:

Acquired Company	Acquisition Date	Branches Acquired
Dakota Gypsum (ND)	August 2013	1
Sun Valley Supply, Inc. (AZ)	August 2013	1
Contractors’ Choice Supply, Inc. (TX)	August 2014	1
Drywall Supply, Inc. (NE)	October 2014	2
AllSouth Drywall Supply Company (GA)	November 2014	1
Serrano Supply, Inc. (IA)	February 2015	1
Ohio Valley Building Products, LLC (WV)	February 2015	1
J&B Materials, Inc. (CA, HI)	March 2015	5
Tri-Cities Drywall & Supply Co. (WA)	September 2015	1
Badgerland Supply, Inc. (WI, IL)	November 2015	6
Hathaway & Sons, Inc. (CA)	November 2015	1
Gypsum Supply Company (MI, OH)	January 2016	11
Robert N. Karpp Company, Inc. (MA)	February 2016	3
Professional Handling & Distribution, Inc. (IL)	February 2016	2
M.R. Lee Building Materials, Inc. (IL)	April 2016	1
Wall & Ceiling Supply Co., Inc. (WA)	May 2016	1
Rockwise, LLC (AZ, CO)	July 2016	3
Steven F. Kempf Building Materials, Inc. (PA)	August 2016	1
Olympia Building Supplies, LLC (FL)	September 2016	3

Public Company Costs

As a result of our IPO, we will incur additional legal, accounting and other expenses that we did not previously incur, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the Sarbanes‑Oxley Act as well as other rules implemented by the SEC and the New York Stock Exchange.

Our Products

The following is a summary of our net sales by product group for the three months ended July 31, 2016 and 2015.

	Three Months Ended		Three Months Ended
	July 31,	% of	July 31,	% of
	2016	Total	2015	Total
	(dollars in thousands)
Wallboard	$251,296	45.7%	$210,922	46.6%
Ceilings	86,349	15.7%	78,967	17.5%
Steel Framing	84,343	15.3%	67,332	14.9%
Other products	127,812	23.3%	95,220	21.0%
Total net sales	$549,800		$452,441

Results of Operations

Three Months Ended July 31, 2016 and 2015

The following table summarizes key components of our results of operations for the three months ended July 31, 2016 and 2015:

	Three Months Ended
	July 31,
	2016	2015
	(dollars in thousands)
Statement of operations data:
Net sales	$549,800	$452,441
Cost of sales (exclusive of depreciation and amortization shown separately below)	371,215	311,553
Gross profit	178,585	140,888
Operating expenses:
Selling, general and administrative expenses	135,058	110,210
Depreciation and amortization	15,795	16,065
Total operating expenses	150,853	126,275
Operating income	27,732	14,613
Other (expense) income:
Interest expense	(7,577)	(9,257)
Write-off of discount and deferred financing fees	(5,426)	—
Other income, net	593	510
Total other (expense), net	(12,410)	(8,747)
Income before tax	15,322	5,866
Income tax expense	6,159	2,855
Net income	$9,163	$3,011
Non-GAAP measures:
Adjusted EBITDA(1)	$45,941	$34,113
Adjusted EBITDA margin(1)	8.4%	7.5%

(1)

Adjusted EBITDA and Adjusted EBITDA margin are non‑GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are important.

Net Sales

Net sales of $549.8 million for the three months ended July 31, 2016 increased $97.4 million, or 21.5%, despite one fewer shipping day, from $452.4 million for the three months ended July 31, 2015. Our performance in the three months ended July 31, 2016 was strong as our sales increased across all product categories. In the three months ended

July 31, 2016, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $40.4 million, or 19.1%, compared to the three months ended July 31, 2015. The increase in wallboard sales was a result of a 20.0% increase in unit volume primarily driven by greater end market demand, market share gains and the impact of acquisitions, partially offset by a 0.7% decrease in pricing. In addition, in the three months ended July 31, 2016, our ceiling sales increased $7.4 million, or 9.3%, from the three months ended July 31, 2015, and steel framing sales increased $17.0 million, or 25.3%. Ceiling and steel framing sales are primarily driven by commercial construction activity. For the three months ended July 31, 2016, our other products sales category, which includes tools, insulation, joint treatment and various other products, increased $32.6 million, or 34.2%, compared to the three months ended July 31, 2015.

From February 1, 2015 through July 31, 2016, we have completed 12 acquisitions, totaling 36 branches. These acquisitions contributed $82.6 million and $24.7 million to our net sales in the three months ended July 31, 2016 and 2015, respectively. Excluding these acquired sites, for the three months ended July 31, 2016 and 2015, our base business net sales increased $39.4 million, or 9.2%, compared to the three months ended July 31, 2015. The overall increase in our base business net sales reflected the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction, coupled with market share gains.

The following table breaks out our consolidated net sales into the base business component and the excluded components, which consist of recently acquired branches, as shown below:

	Three Months Ended
	July 31,
(Unaudited)	2016	2015
	(dollars in thousands)
Base business net sales	$467,173	$427,778
Recently acquired net sales (excluded from base business)	82,627	24,663
Total net sales	$549,800	$452,441

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 1, 2015 and July 31, 2016 will be excluded from base business net sales for any period during fiscal year 2017.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition	Acquisition Date	Acquired	Periods Excluded
Serrano Supply, Inc. (IA)	February 2015	1	February 2015 – July 2016
Ohio Valley Building Products, LLC (WV)	February 2015	1	February 2015 – July 2016
J&B Materials, Inc. (CA, HI)	March 2015	5	March 2015 – July 2016
Tri-Cities Drywall & Supply Co. (WA)	September 2015	1	September 2015 – July 2016
Badgerland Supply, Inc. (WI, IL)	November 2015	6	November 2015 – July 2016
Hathaway & Sons, Inc. (CA)	November 2015	1	November 2015 – July 2016
Gypsum Supply Company (MI, OH)	January 2016	11	January 2016 – July 2016
Robert N. Karpp Company, Inc. (MA)	February 2016	3	February 2016 – July 2016
Professional Handling & Distribution, Inc. (IL)	February 2016	2	February 2016 – July 2016
M.R. Lee Building Materials, Inc. (IL)	April 2016	1	April 2016 – July 2016
Wall & Ceiling Supply Co., Inc. (WA)	May 2016	1	May 2016 – July 2016
Rockwise, LLC (AZ, CO)	July 2016	3	July 2016

Gross Profit and Gross Margin

Gross profit was $178.6 million for the three months ended July 31, 2016 compared to $140.9 million for the three months ended July 31, 2015. The increase in gross profit was due to $97.4 million in additional sales, partially offset by a $59.7 million increase in cost of sales. Gross margin on net sales increased to 32.5% for the three months ended July 31, 2016 compared to 31.1% for the three months ended July 31, 2015 primarily as the result of improved product margins and mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Our selling, general and administrative expenses increased $24.8 million, or 22.5%, to $135.1 million for the three months ended July 31, 2016 from $110.2 million for the three months ended July 31, 2015. This increase was due to increases in warehouse expense of $3.3 million, of which $1.8 million was related to payroll; delivery expense of $11.0 million, of which $6.9 million was related to payroll and $2.2 million was related to equipment rental cost increases; and increases in branch and corporate general and administrative expenses of $10.5 million, of which $6.1 million was related to payroll, $1.4 million was related to increases in real estate rent expense and $0.2 million was related to the costs of acquisitions and our IPO. The increases in payroll and payroll related costs were primarily due to increased headcount, which was due to the increase in delivered volume and to acquisitions. Selling, general and administrative expenses were 24.6% and 24.4% of our net sales for the three months ended July 31, 2016 and 2015, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense of property and equipment decreased $0.9 million, due to assets becoming fully depreciated partially offset by an increase in amortization of acquired definite lived intangible assets of $0.6 million.

Other Expense

Other expense consists primarily of interest expense associated with our debt, interest income and miscellaneous non‑operating income.

Interest expense decreased by $1.7 million to $7.6 million in the three months ended July 31, 2016 from $9.3 million for the three months ended July 31, 2015. The Term Loan Facilities had a balance of $381.2 million and $545.1 million as of July 31, 2016 and 2015, respectively. See “—Liquidity and Capital Resources—Our Credit Facilities.” Interest expense related to the Term Loan Facilities decreased $2.3 million from $7.9 million for the three months ended July 31, 2015 to $5.6 million for the three months ended July 31, 2016 primarily due to a $2.0 million reduction in cash paid for interest related to the repayment of the Second Lien Facility. The ABL Facility, which was entered into in connection with the Acquisition, had a $156.6 million and $41.8 million outstanding balance as of July 31, 2016 and 2015, respectively, and interest expense of $0.9 million and $0.5 million for the three months ended July 31, 2016 and 2015, respectively. Other interest expense incurred in the three months ended July 31, 2016 and 2015 was $1.1 million and $0.9 million, respectively, primarily consisting of interest expense related to capitalized leases and deferred financing costs and discounts amortized to interest expense.

In connection with the repayment of the $160.0 million principal amount of our Second Lien Facility, we wrote off $5.4 million in debt discount and deferred financing fees in the three months ended July 31, 2016.

Income Tax Expense

Income tax expense was $6.2 million for the three months ended July 31, 2016 compared to income tax expense of $2.9 million for the three months ended July 31, 2015. This $3.3 million increase in income tax expense was primarily the result of an increase in taxable income due to higher profitability. Our effective tax rate was 40.2% and 48.7% for the three months ended July 31, 2016 and 2015, respectively. The decrease in the rate from the three months ended July 31, 2015 to the three months ended July 31, 2016 is primarily due to the decreased impact of permanent differences and a decrease in the blended state tax rates.

Net Income

Net income of $9.2 million for the three months ended July 31, 2016 increased $6.2 million from our net income of $3.0 million for the three months ended July 31, 2015. The net income of $9.2 million for the three months ended July 31, 2016 was comprised of operating profit of $27.7 million, interest expense of $7.6 million, write-off of discount and deferred financing fees of $5.4 million, other income of $0.6 million and income tax expense of $6.2 million. The net income of $3.0 million for the three months ended July 31, 2015 was comprised of operating profit of $14.6 million, interest expense of $9.3 million, other income of $0.5 million and income tax expense of $2.9 million.

Adjusted EBITDA

Adjusted EBITDA of $45.9 million for the three months ended July 31, 2016 increased $11.8 million, or 34.7%, from our Adjusted EBITDA of $34.1 million for the three months ended July 31, 2015. The increase in Adjusted EBITDA was primarily due to increased profitability on higher net sales during the three months ended July 31, 2016, which was partially offset by increases in variable costs to support the increased sales volumes. These variable costs include warehouse and delivery costs and other variable compensation. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA, reconciliations thereof to net income and a description of why we believe these measures are important.

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

As of July 31, 2016, we had available borrowing capacity of approximately $132.0 million under our $300.0 million ABL Facility. For a summary of selected terms of the ABL Facility and other indebtedness, see “—Our Credit Facilities.”

In February 2016, we amended our ABL Facility to exercise the $100.0 million accordion feature of the ABL Facility which increased the aggregate revolving commitments from $200.0 million to $300.0 million and increased the sublimit for same day swing line borrowings from $20.0 million to $30.0 million. The other terms of the ABL Facility remain unchanged.

For the three months ended July 31, 2016 and 2015, our use of cash was primarily driven by our investing activities, particularly our investments in acquisitions and property and equipment for our operating facilities.

Treasury Stock

In fiscal 2016, we repurchased 394,577 shares of our common stock at a cost of $5.8 million in connection with our separation agreement with a former employee. We then reissued these shares for proceeds of $4.9 million. The difference between the cost of the treasury stock and the proceeds from its reissuance was accounted for, using the “cost” method, as an increase to accumulated deficit of $1.0 million as of April 30, 2016. We do not have plans to repurchase a significant number of shares in the near future.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended
	July 31,
	2016	2015
	(in thousands)
Cash flows
Cash used in operating activities	$(30,620)	$(18,411)
Cash used in investing activities	(25,044)	(1,035)
Cash provided by financing activities	46,420	20,329
(Decrease) increase in cash and cash equivalents	$(9,244)	$883

Operating Activities

Cash provided by, or used in, operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, equity‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities, which were primarily the changes in working capital discussed below.

Net cash used in operating activities was $30.6 million for the three months ended July 31, 2016. This use of cash was primarily driven by cash used to build primary working capital of $34.8 million, primarily driven by an increase in trade accounts and notes receivable and inventory, coupled by cash used for current assets and liabilities, net of $24.1 million. Cash used in operating activities was partially offset by non‑cash adjustments of $22.3 million, including depreciation and amortization of $21.9 million, and net income of $9.2 million.

Net cash used in operating activities was $18.4 million for the three months ended July 31, 2015. This use of cash was primarily driven by cash used to build primary working capital, principally receivables, of $18.8 million. The increase in accounts receivable was the result of increased sales.

Investing Activities

Net cash used in investing activities consists primarily of acquisitions; investments in our facilities including purchases of land, buildings, and leasehold improvements; and purchases of fleet assets, IT and other equipment. We present this figure net of proceeds from asset sales which typically relate to sales of our fleet assets and closed facilities.

In the three months ended July 31, 2016, net cash used in investing activities was $25.0 million, which consists of purchases of property and equipment of $2.6 million, net of $0.9 million in proceeds from asset sales and $23.3 million used to acquire businesses during the period.

In the three months ended July 31, 2015, net cash used in investing activities was $1.0 million, net of $0.5 million in proceeds from asset sales. This amount consists of $1.5 million in facility and capital expenditures.

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our fiscal 2017 capital expenditures to be approximately $8.0 million to $11.0 million (excluding acquisitions) primarily related to fleet and equipment purchases, facilities and IT investments to support our operations.

Financing Activities

Cash provided by, or used in, financing activities consists primarily of borrowings and related repayments under our credit agreements, as well as repayments of capital lease obligations and proceeds from the sales of equity.

Net cash provided by financing activities was $46.4 million for the three months ended July 31, 2016, consisting primarily of net borrowings from the ABL Facility of $54.7 million and proceeds from the IPO of $157.2 million offset by the repayment of the Second Lien Facility of $160.0 million. In the three months ended July 31, 2015, cash provided by financing activities was $20.3 million, which consisted primarily of net borrowings from the ABL Facility of $24.8 million offset by stock repurchases of $5.8 million.

Adjusted Working Capital

Adjusted working capital is an important measurement that we use in determining the efficiencies of our operations and our ability to readily convert assets into cash. Adjusted working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding current maturities of long‑term debt. The material components of adjusted working capital for us include accounts receivable, inventory and accounts payable. Management of our adjusted working capital helps to ensure we can maximize our return and continue to invest in our operations for future growth. Comparing our adjusted working capital to that of other companies in our industry may be difficult, as other companies may calculate adjusted working capital differently than we do. A summary of working capital and adjusted working capital as of July 31, 2016 and April 30, 2016 is shown in the following table:

	July 31,	April 30,
	2016	2016
	(in thousands)
Trade accounts and notes receivable, net of allowances	$295,105	$270,257
Inventories, net	186,006	165,766
Accounts payable	(95,999)	(91,500)
	385,112	344,523
Other current assets	21,937	35,620
Other current liabilities	(80,458)	(129,075)
Working capital	$326,591	$251,068
Cash and cash equivalents	(9,828)	(19,072)
Current maturities of long term debt	9,514	35,581
Adjusted working capital	$326,277	$267,577

Our adjusted working capital increased by $58.7 million from April 30, 2016 to July 31, 2016 as a result of an increase in working capital of $75.6 million and a decrease in cash and cash equivalents of $9.2 million, offset by a $26.1 million decrease in current maturities of long term debt. Working capital increased by $75.6 million as a result of an increase in trade accounts and notes receivable and inventories, net of $24.8 million and $20.2 million, respectively, and decreases in other current liabilities of $48.7 million partially offset by an increase in accounts payable of $4.5 million and a decrease in other current assets of $13.6 million. The increase in trade accounts and notes receivable was related to increases in sales and to working capital needs related to acquisitions.

Our Credit Facilities

Our long‑term debt consisted of the following at July 31, 2016 and April 30, 2016:

Acquisition Debt

On April 1, 2014, our wholly‑owned subsidiaries, GYP Holdings II Corp., as parent guarantor, and GYP Holdings III Corp., as borrower, entered into a senior secured first lien term loan facility, or the First Lien Facility, and a senior secured second lien term loan facility, or the Second Lien Facility and, together with the First Lien Facility, the Term Loan Facilities, in the aggregate amount of $550.0 million in connection with the Acquisition. The proceeds from the Term Loan Facilities were used to (i) repay all amounts outstanding under the 2010 Credit Facility in the amount of $86.1 million, (ii) pay the Acquisition purchase price and (iii) pay related fees and expenses.

The First Lien Facility was issued in an original aggregate principal amount of $388.1 million (net of $1.9 million of original issue discount). The Second Lien Facility was issued in an original aggregate principal amount of $158.4 million (net of $1.6 million of original issue discount). At July 31, 2016, the borrowing interest rates for the First Lien Facility was 4.75%. Accrued interest, presented within other accrued expenses and current liabilities in our consolidated balance sheets, was approximately $0.2 million at July 31, 2016 and April 30, 2016, and cash paid for interest was $5.6 million and $7.9 million in the three months ended July 31, 2016 and 2015, respectively. The First Lien Facility permits us to add one or more incremental term loans up to a fixed amount of $100.0 million plus a certain amount depending on a secured first lien leverage ratio test included in the First Lien Facility. The First Lien Facility bears interest at LIBOR (subject to a floor of 1.00%) plus a borrowing margin of 3.75%. The First Lien Facility amortizes in nominal quarterly installments equal to approximately $975 thousand or 0.25% of the original aggregate principal amount of the First Lien Facility and matures on April 1, 2021. Provided that the individual affected lenders agree accordingly, the maturities of the term loans under the Term Loan Facilities, may, upon our request and without the consent of any other lender, be extended. Further, we are not subject to any financial maintenance covenants pursuant to the terms of the Term Loan Facilities.

We used the IPO proceeds together with cash on hand to repay the $160.0 million principal amount of our Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility during the three months ended July 31, 2016.

Asset Based Lending Facility

The asset‑based revolving credit facility, or the ABL Facility, entered into on April 1, 2014, provides for revolving loans and the issuance of letters of credit up to an initial maximum aggregate principal amount of $200.0 million. Extensions of credit under the ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of July 31, 2016 and April 30, 2016, there were approximately $0.6 million and $0.4 million accrued interest payable, respectively, on the ABL Facility. In the three months ended July 31, 2016 and 2015, we paid interest and other fees of $0.9 million and $0.5 million, respectively, on the ABL Facility.

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

As of July 31, 2016, approximately $132.0 million was available for future borrowings under our ABL Facility.

Collateral under the ABL Facility and Term Loan Facilities

The ABL Facility is collateralized by (a) first priority perfected liens on our (i) accounts receivable, (ii) inventory, (iii) deposit accounts, (iv) cash and cash equivalents, (v) tax refunds and tax payments, (vi) chattel paper and (vii) documents, instruments, general intangibles, securities accounts, books and records, proceeds and supporting obligations related to each of the foregoing, subject to certain exceptions (collectively, “ABL Priority Collateral”) and (b) third priority perfected liens on our remaining assets not constituting ABL Priority Collateral, subject to customary exceptions (collectively, “Term Priority Collateral”).

The First Lien Facility and the Second Lien Facility are collateralized by (a) first priority liens and second priority liens, respectively, on the Term Priority Collateral and (b) second priority liens and third priority liens, respectively, on the ABL Priority Collateral, subject to customary exceptions.

Prepayments under the ABL Facility and Term Loan Facilities

The ABL Facility may be prepaid at our option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding ABL Facility exceeds the lesser of the (i) borrowing base and (ii) the aggregate amount of commitments. Mandatory prepayments do not result in a permanent reduction of the lenders’ commitments under the ABL Facility.

The Term Loans under the Term Loan Facilities may be prepaid at any time without penalty. Under certain circumstances and subject to certain exceptions, the Term Loan Facilities will be subject to mandatory prepayments in the amount equal to: 100% of the net proceeds of certain assets sales and issuances or incurrences of non‑permitted indebtedness; and 50% of annual excess cash flow for any fiscal year, such percentage to decrease to 25% or 0% depending on the attainment of certain total leverage ratio targets.

As of July 31, 2016 and April 30, 2015, there was no requirement for a prepayment related to excess cash flow.

Guarantees

GYP Holdings III Corp. is the borrower under Term Loan Facilities and the lead borrower under the ABL Facility. Our wholly‑owned subsidiary, GYP Holdings II Corp. (and direct parent of GYP Holdings III Corp.) guarantees our payment obligations under the Term Loan Facilities and the ABL Facility. Certain of our other subsidiaries are co‑borrowers under the ABL Facility and guarantee our payment obligations under the Term Loan Facilities.

Covenants under the ABL Facility and Term Loan Facilities

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants at July 31, 2016 and April 30, 2015.

The Term Loan Facilities contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the Term Loan Credit Agreements, to: (i) incur more indebtedness; (ii) pay dividends, redeem stock or make other distributions; (iii) make investments; (iv) create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; (v) create liens securing indebtedness; (vi) transfer or sell assets; (vii) merge or consolidate; (viii) enter into certain transactions with our affiliates; and (ix) prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants at July 31, 2016 and April 30, 2015.

Events of Default under the ABL Facility and Term Loan Facilities

The ABL Facility and Term Loan Facilities provide for customary events of default, including non‑payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross default to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments and changes of control.

Installment Notes

The installment notes as of July 31, 2016 and April 30, 2016 represent notes for subsidiary stock repurchases from shareholders, notes for the payout of stock appreciation rights and a note to a seller of an acquired business.

Contractual Obligations

As discussed in "—Recent Events" we fully repaid the Second Lien Facility using net proceeds from our IPO in the three months ended July 31, 2016. Other than the repayment of the Second Lien Facility there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, other than those made in the ordinary course of business.

Off Balance Sheet Arrangements

There have been no material changes to our off-balance sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Accounting Pronouncements Recently Adopted

See Note 1, Basis of Presentation, Business and Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding recently adopted accounting pronouncements.

Accounting Pronouncements Not Yet Adopted

See Note 1, Basis of Presentation, Business and Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding not yet adopted accounting pronouncements.

Non-GAAP Financial Measures

Adjusted EBITDA

The following is a reconciliation of our net income to Adjusted EBITDA for the three months ended July 31, 2016 and 2015. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. We report our financial results in accordance with GAAP. However, we present Adjusted EBITDA and Adjusted EBITDA margin, which are not recognized financial measures under GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is helpful in highlighting trends in our operating results, while other measures can differ significantly depending on long‑term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments.

In addition, we utilize Adjusted EBITDA in certain calculations under the ABL Facility and the First Lien Facility. The ABL Facility and the First Lien Facility permit us to make certain additional adjustments in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this Quarterly Report on Form 10‑Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA. See also, “—Liquidity and Capital Resources—Our Credit Facilities.”

We believe that Adjusted EBITDA and Adjusted EBITDA margin are frequently used by analysts, investors and other interested parties in their evaluation of companies, many of which present an Adjusted EBITDA or Adjusted EBITDA margin measure when reporting their results. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items. In addition, Adjusted EBITDA may not be comparable to similarly titled measures used by other companies in our industry or across different industries.

We also include information concerning Adjusted EBITDA margin, which is calculated as Adjusted EBITDA divided by net sales. We present Adjusted EBITDA margin because it is used by management as a performance measure to judge the level of Adjusted EBITDA that is generated from net sales.

Adjusted EBITDA and Adjusted EBITDA margin have their limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

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

•

non‑cash compensation is and will remain a key element of our overall long‑term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period; and

•	Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA and Adjusted EBITDA margin only as supplemental information.

The following is a reconciliation of our net income to Adjusted EBITDA for the three months ended July 31, 2016 and 2015:

	Three Months Ended
	July 31,	July 31,
	2016	2015 (i)
	(in thousands)
Net income	$9,163	$3,011
Interest expense	13,003	9,257
Interest income	(43)	(230)
Income tax expense	6,159	2,855
Depreciation expense	6,382	7,273
Amortization expense	9,413	8,792
EBITDA	$44,077	$30,958
Stock appreciation rights expense(a)	$(92)	$594
Redeemable noncontrolling interests(b)	292	554
Equity-based compensation(c)	673	498
Severance and other permitted costs(d)	140	557
Transaction costs (acquisitions and other)(e)	654	415
Gain on disposal of assets	(198)	(25)
Management fee to related party(f)	188	562
Effects of fair value adjustments to inventory(g)	164	—
Interest rate cap mark-to-market(h)	43	—
Adjusted EBITDA	$45,941	$34,113

(a)

Represents non‑cash compensation expenses related to stock appreciation rights agreements. For additional details regarding stock appreciation rights, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Subsidiary Equity‑Based Deferred Compensation Arrangements” included in our Annual Report on Form 10-K for the year ended April 30, 2016.

(b)

Represents non‑cash compensation expense related to changes in the redemption values of noncontrolling interests. For additional details regarding redeemable noncontrolling interests of our subsidiaries, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Subsidiary Equity‑Based Deferred Compensation Arrangements” included in our Annual Report on Form 10-K for the year ended April 30, 2016.

(c)	Represents non‑cash equity‑based compensation expense related to the issuance of stock options.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the Term Loan Facilities.
(e)	Represents one‑time costs related to our IPO and acquisitions (other than the Acquisition) paid to third party advisors.
(f)	Represents management fees paid by us to our Sponsor. Following our IPO, our Sponsor no longer receives management fees from us.

(g)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents the mark‑to‑market adjustments for the interest rate cap.
(i)

Quarterly amounts for fiscal 2016 included in the table above reflect the revised balances for income tax expense and net income as discussed in Note 1, “Basis of Presentation, Business, and Summary of Significant Accounting Policies” of Item 1 of this Quarterly Report on Form 10-Q.

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

The following is a reconciliation from working capital, the most directly comparable financial measure under GAAP, to adjusted working capital as of the dates presented:

	July 31,	April 30,
	2016	2016
	(in thousands)
Current assets	$503,048	$471,643
Current liabilities	176,457	220,575
Working capital	$326,591	$251,068
Cash and cash equivalents	(9,828)	(19,072)
Current maturities of long term debt	9,514	35,581
Adjusted working capital	$326,277	$267,577

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 4.  Controls and Procedures

Material Weakness and Remediation of Material Weakness

As disclosed in our prospectus filed with the SEC on May 27, 2016, during the course of preparing for our IPO, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses included an insufficient complement of personnel with a level of U.S. GAAP accounting knowledge commensurate with our financial reporting requirements, a lack of formal accounting policies and procedures, ineffective IT general computer controls and a lack of controls over the preparation and review of manual journal entries. These deficiencies previously resulted in material adjustments to correct the previously issued consolidated financial statements of our wholly owned subsidiary, GYP Holdings III Corp., and could result in material misstatements to our consolidated financial statements that would not be prevented or detected.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. As discussed above, related to our internal controls over financial reporting, we have made significant progress in our remediation efforts, but the remediation of these material weaknesses will not be evaluated until management performs its assessment of internal controls, at which time the material weaknesses will not be considered remediated until the applicable remedial controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, as a result of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of July 31, 2016.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos‑containing products they distributed prior to 1979. Since 2002 and as of July 31, 2016, approximately 957 asbestos‑related personal injury lawsuits have been brought and we vigorously defend against them. Of these, 867 have been dismissed without any payment by us, 21 are on deferred or inactive court dockets, 64 are pending and only 5 have been settled, which settlements have not materially impacted our financial condition or operating results. One of the pending cases is currently scheduled for trial later this year and is in the early stages of discovery. The complaint names one of our subsidiaries, along with multiple other parties, as a defendant and seeks unspecified damages. Despite our past experience, the amount, if any, required to resolve this matter may be significantly higher than amounts paid in prior settlements and could be material to us. We have not recorded a reserve, nor disclosed a potential range, for this matter because the amount of any exposure cannot be reasonably estimated at this time. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 1A.  Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On May 25, 2016, our registration statement on Form S-1 (File No. 333-205902) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 8,050,000 shares of our common stock (inclusive of 1,050,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price to the public of $21.00 per share for aggregate gross offering proceeds of approximately $169.1 million. Barclays Capital Inc. and Credit Suisse Securities (USA) LLC acted as joint book-running managers and as representatives of the underwriters in the offering. RBC Capital Markets, Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC acted as joint book-running managers in the offering. SunTrust Robinson Humphrey, Inc., Raymond James & Associates, Inc. and Stephens Inc. acted as co-managers in the offering. On June 1, 2016, we closed the sale of such shares, resulting in net proceeds to us of approximately $157.2 million after deducting underwriting discounts and commissions of approximately $11.8 million and other offering expenses of approximately $0.1 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

We used these proceeds together with cash on hand to repay the $160.0 million principal amount of our term loan debt outstanding under our senior secured second lien term loan facility, or the Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus, dated May 25, 2016, and filed with the Securities and Exchange Commission on May 26, 2016 pursuant to Rule 424(b).

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GMS INC.

Date: September 13, 2016	By:	/s/ H. Douglas Goforth
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

10.1

Amendment No. 1 to Registration Rights Agreement, by the Company and AEA GMS Holdings LP, dated July 11, 2016 (incorporated by reference to Exhibit 10.3.1 to the Registrant's Annual Report on Form 10-K filed on July 12, 2016 (File No. 001-37784)).

10.2	†

Amendment to Amended and Restated Employment Agreement, by and between G. Michael Callahan, Jr. and the Company, dated May 12, 2016 (incorporated by reference to Exhibit 10.10.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

10.3	†

Letter from the Company to Craig Apolinsky regarding option grant, dated May 23, 2016 (incorporated by reference to Exhibit 10.21 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 filed on May 23, 2016 (File No. 333-205902)).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	*	XBRL Instance Document.
101 SCH	*	XBRL Taxonomy Extension Schema Document.
101 CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.