Form 10-Q
period 2016-10-31
GMS Inc.
filed 2016-12-13
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 40,942,905 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November  30, 2016.

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

PART I – Financial Information

Item 1.  Financial Statements (Unaudited)

GMS Inc.

Condensed Consolidated Balance Sheets (Unaudited)

October 31, 2016 and April 30, 2016

(in thousands of dollars, except share data)

	October 31,	April 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$16,387	$19,072
Trade accounts and notes receivable, net of allowances of $10,119 and $8,607, respectively	324,622	270,257
Inventories, net	192,422	165,766
Prepaid expenses and other current assets	20,523	16,548
Total current assets	553,954	471,643
Property and equipment, net of accumulated depreciation of $64,103 and $54,377, respectively	157,995	153,260
Goodwill	423,735	386,306
Intangible assets, net	271,879	221,790
Other assets	7,150	7,815
Total assets	$1,414,713	$1,240,814
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$106,889	$91,500
Accrued compensation and employee benefits	39,420	51,680
Other accrued expenses and current liabilities	42,174	41,814
Current portion of long-term debt	11,168	8,667
Revolving credit facility	—	26,914
Total current liabilities	199,651	220,575
Non-current liabilities:
Long-term debt, less current portion	633,325	609,029
Deferred income taxes, net	34,662	41,203
Other liabilities	34,758	33,600
Liabilities to noncontrolling interest holders, less current portion	22,063	25,247
Total liabilities	924,459	929,654
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 500,000,000 shares; 40,942,905 and 32,892,905 shares issued at October 31, 2016 and April 30, 2016, respectively	409	329
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; 0 shares issued at October 31, 2016 and April 30, 2016, respectively	—	—
Additional paid-in capital	486,859	334,244
Retained earnings (accumulated deficit)	4,122	(22,265)
Accumulated other comprehensive loss	(1,136)	(1,148)
Total stockholders’ equity	490,254	311,160
Total liabilities and stockholders’ equity	$1,414,713	$1,240,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Net sales	$591,846	$458,077	$1,141,646	$910,518
Cost of sales (exclusive of depreciation and amortization shown separately below)	398,622	314,164	769,837	625,717
Gross profit	193,224	143,913	371,809	284,801
Operating expenses:
Selling, general and administrative	149,798	114,352	284,856	224,562
Depreciation and amortization	17,368	15,262	33,163	31,327
Total operating expenses	167,166	129,614	318,019	255,889
Operating income	26,058	14,299	53,790	28,912
Other (expense) income:
Interest expense	(7,154)	(9,260)	(14,731)	(18,517)
Write-off of debt discount and deferred financing fees	(1,466)	—	(6,892)	—
Other income, net	496	409	1,089	919
Total other (expense), net	(8,124)	(8,851)	(20,534)	(17,598)
Income before taxes	17,934	5,448	33,256	11,314
Provision for income taxes	710	2,623	6,869	5,478
Net income	$17,224	$2,825	$26,387	$5,836
Weighted average shares outstanding:
Basic	40,942,905	32,737,956	39,579,244	32,707,297
Diluted	41,319,651	32,898,075	39,955,990	32,915,871
Net income per share:
Basic	$0.42	$0.09	$0.67	$0.18
Diluted	$0.42	$0.09	$0.66	$0.18
Comprehensive income:
Net income	$17,224	$2,825	$26,387	$5,836
Increase (decrease) in fair value of financial instrument, net of tax	100	(524)	12	(705)
Comprehensive income	$17,324	$2,301	$26,399	$5,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Six Months Ended October 31, 2016 and Year Ended April 30, 2016

(in thousands of dollars, except share data)

				Retained	Accumulated
			Additional	Earnings	Other			Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity
Balances at May 1, 2015	32,757,905	$328	$329,884	$(30,650)	$10	—	$—	$299,572
Net income	—	—	—	12,564	—	—	—	12,564
Change in accounting for liability awards	—	—	—	(3,208)	—	—	—	(3,208)
Decrease in fair value of financial instruments, net of tax	—	—	—	—	(1,158)	—	—	(1,158)
Equity-based compensation	—	—	2,699	—	—	—	—	2,699
Stock repurchases	—	—	—	—	—	394,577	(5,827)	(5,827)
Exercise of stock options	135,000	1	1,661	(971)	—	(394,577)	5,827	6,518
Balances at April 30, 2016	32,892,905	$329	$334,244	$(22,265)	$(1,148)	—	$—	$311,160
Net income	—	—	—	26,387	—	—	—	26,387
Increase in fair value of financial instruments, net of tax	—	—	—	—	12	—	—	12
Equity-based compensation	—	—	1,283	—	—	—	—	1,283
Issuance of common stock in initial public offering, net of underwriting discounts and offering costs	8,050,000	80	151,332	—	—	—	—	151,412
Balances at October 31, 2016	40,942,905	$409	$486,859	$4,122	$(1,136)	—	$—	$490,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended October 31, 2016 and 2015

(in thousands of dollars)

	Six Months Ended
	October 31,
	2016	2015
Cash flows from operating activities:
Net income	$26,387	$5,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	12,930	13,749
Accretion and amortization of debt discount and deferred financing fees	8,264	1,708
Amortization of intangible assets	20,233	17,589
Provision for losses on accounts and notes receivable	(230)	328
Provision for obsolescence of inventory	(85)	39
Equity-based compensation	1,499	2,669
Net (gain) loss on sale or impairment of assets	(130)	281
Deferred income tax benefit	(12,373)	(11,089)
Prepaid expenses and other assets	(3,105)	(4,484)
Accrued compensation and employee benefits	(13,783)	(18,170)
Other accrued expenses and liabilities	3,851	8,366
Liabilities to noncontrolling interest holders	907	1,030
Income tax receivable / payable	(11,520)	2,562
	32,845	20,414
Changes in primary working capital components, net of acquisitions:
Trade accounts and notes receivable	(19,316)	(23,969)
Inventories	(13,444)	(247)
Accounts payable	606	1,475
Cash provided by (used in) operating activities	691	(2,327)
Cash flows from investing activities:
Purchases of property and equipment	(5,024)	(2,670)
Proceeds from sale of assets	1,319	6,089
Acquisition of businesses, net of cash acquired	(135,613)	(859)
Cash (used in) provided by investing activities	(139,318)	2,560
Cash flows from financing activities:
Repayments on the revolving credit facility	(635,732)	(305,358)
Borrowings from the revolving credit facility	686,216	309,902
Payments of principal on long-term debt	(2,178)	(1,981)
Principal repayments of capital lease obligations	(2,492)	(2,096)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	156,941	—
Repayment of term loan	(160,000)	—
Proceeds from term loan amendment	481,225	—
Repayments on term loan amendment	(381,225)	—
Debt issuance costs on term loan amendment	(2,487)	—
Stock repurchases	—	(5,827)
Exercise of stock options	—	5,412
Payments of contingent consideration	(4,326)	(3,149)
Cash provided by (used in) financing activities	135,942	(3,097)
Decrease in cash and cash equivalents	(2,685)	(2,864)
Balance, beginning of period	19,072	12,284
Balance, end of period	$16,387	$9,420
Supplemental cash flow disclosures:
Cash paid for income taxes	$30,790	$14,219
Cash paid for interest	13,163	16,570
Supplemental schedule of noncash activities:
Assets acquired under capital lease	$5,180	$3,191
Change in fair value of derivative instrument	(187)	1,097
Issuance of installment notes associated with equity-based compensation liability awards	5,353	1,157
Increase (decrease) in insurance claims payable and insurance recoverable	2,106	(25,350)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

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

Business

Founded in 1971, we are a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary specialty building products. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders, and to a lesser extent, general contractors and individuals. We have created a national footprint with more than  200 branches across 42 states.

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

Initial Public Offering

On June 1, 2016, we completed our initial public offering, or IPO, of 8,050,000 shares of common stock at a price of $21.00 per share, including 1,050,000 shares of common stock that were issued as a result of the exercise in full by the underwriters of an option to purchase additional shares to cover over‑allotments. After underwriting discounts and commissions but before expenses, we received net proceeds from the IPO of approximately $156,900. We used these proceeds together with cash on hand to repay the $160,000 principal amount of our term loan debt outstanding under our senior secured second lien term loan facility, or the Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

Revision of Financial Statements

During the preparation of the Annual Report on Form 10-K for the year ended April 30, 2016, the Company determined that an inappropriate statutory tax rate was used to value deferred tax liabilities related to certain assets purchased in the Acquisition as of April 1, 2014. This resulted in an understatement of “Deferred income taxes, net” and “Goodwill”, as of April 30, 2015, and an overstatement of “Provision for (benefit from) income taxes” and an understatement of “Net income (loss)” for the year ended April 30, 2015. The Company assessed the materiality of the misstatement in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and concluded that this misstatement was not material to the Company’s Consolidated Financial Statements for the prior periods and that amendments of previously filed reports were not required. However, the Company determined that the impact of the corrections would be too significant to record in the fourth quarter of fiscal 2016. As such, the revision for the correction is reflected in the six months ended October 31, 2015 financial information in this Quarterly Report on Form 10‑Q. Disclosure of the revised amounts will also be reflected in future filings containing the applicable periods.

The effect of this revision on the line items within the Company’s Condensed Consolidated Statement of Operations for the six months ended October 31, 2015 was as follows:

	Six Months Ended
	October 31, 2015
	As previously
	reported	Adjustment	As revised
Provision for income taxes	$5,928	$(450)	$5,478
Net income	$5,386	$450	$5,836
Net income per share:
Basic	$0.16	$0.02	$0.18
Diluted	$0.16	$0.02	$0.18

The effect of this revision on the line items within the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2015 was as follows:

	Six Months Ended
	October 31, 2015
	As previously
	reported	Adjustment	As revised
Net income	$5,386	$450	$5,836
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax expense	(10,639)	(450)	(11,089)
Cash used in operating activities	$(2,327)	$—	$(2,327)

Principles of Consolidation

The Condensed Consolidated Financial Statements present the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The results of operations of businesses acquired are included from their respective dates of acquisition.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

Insurance Liabilities

The Company is self‑insured for certain losses related to medical claims. The Company has stop‑loss coverage to limit the exposure arising from medical claims. The Company has deductible‑based insurance policies for certain losses related to general liability, automobile and workers’ compensation. The deductible amount per incident is $250, $500 and $1,000 for general liability, workers’ compensation and automobile, respectively. The coverage consists of a primary layer and an excess layer. The primary layer of coverage is from $500 to $2,000 and the excess layer covers claims from $2,000 to $100,000. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.

At October 31, 2016 and April 30, 2016, the aggregate liabilities for medical self‑insurance were $2,954 and $3,342, respectively, and are recorded in “Other accrued expenses and current liabilities” within the Condensed Consolidated Balance Sheets. At October 31, 2016 and April 30, 2016, reserves for general liability, automobile and workers’ compensation totaled approximately $16,106 and $12,213 respectively, and are recorded in “Other accrued expenses and current liabilities” and “Other liabilities” in the Condensed Consolidated Balance Sheets. In fiscal 2015, a material claim was settled by our insurance carrier in the amount of approximately $26,000 and was paid by our insurance carrier in full, subject to the deductible, during the six months ended October 31, 2015. At October 31, 2016 and April 30, 2016, amounts recoverable for general liability, automobile and workers’ compensation, totaled approximately $6,940 and $4,832, respectively and are recorded in “Prepaid expenses and other current assets” and “Other assets” in the Condensed Consolidated Balance Sheets.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

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

Treasury Stock

In the six months ended October 31, 2015, we repurchased 394,577 shares of our common stock at a cost of $5,827 in connection with our separation agreement with a former employee. We then reissued 349,923 of these shares for proceeds of $4,306 during the six months ended October 31, 2015. The difference between the cost of the treasury stock and the proceeds from its reissuance was accounted for, using the “cost” method, as a decrease to “Retained earnings (accumulated deficit)” of $863.

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

Recent Accounting Pronouncements

Revenue recognition—In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), to clarify the principles used to recognize revenue for all entities.  In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09 by one year.  As a result of this deferral, ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted for annual reporting periods beginning after December 15, 2016.  The guidance allows for either a full retrospective or a modified retrospective transition method.  We are continuing to evaluate our method of adoption and the impact this guidance, including recent amendments and interpretations, may have on our financial position, results of operations and cash flows.

Deferred Taxes—In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17"). This amendment changes how deferred taxes are recognized by eliminating the requirement to present deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement will be to classify all deferred tax liabilities and assets as noncurrent. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to all periods presented. The Company early adopted ASU 2015-17 retrospectively as of July 31, 2016. As a result, $11,047 of our deferred tax assets previously presented in current assets as of April 30, 2016 have been reclassified to “Deferred income taxes, net” in the Condensed Consolidated Balance Sheet as of that date. Adoption of this standard did not impact results of operations or cash flows in the current or previous reporting periods.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

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

Statement of Cash Flows — In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice related to certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company is currently in the process of evaluating the impact of the adoption on its Consolidated Financial Statements.

Income Taxes — In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-entity Transfers of Assets Other than Inventory” (“ASU 2016-16”). The new guidance is intended to improve the accounting for intra-entity transfers of assets other than inventory by requiring recognition of income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact of the adoption on its Consolidated Financial Statements.

Statement of Cash Flows — In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its Consolidated Financial Statements.

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

Three and Six Months Ended October 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

(a)          2017 Acquisitions

In the six months ended October 31, 2016, the Company completed the following acquisitions, with an aggregate purchase price of $144,079, comprised of $139,171 net of cash consideration and $4,908 of contingent consideration, subject to finalization of working capital settlement amounts. These acquisitions increased net sales by $32,425 and operating income by $1,615 for the six months ended October 31, 2016.

Company name	Form of acquisition	Date of acquisition
Wall & Ceiling Supply Co., Inc.	Purchase of net assets	May 2, 2016
Rockwise, LLC	Purchase of net assets	July 5, 2016
Steven F. Kempf Building Materials, Inc.	Purchase of net assets	August 29, 2016
Olympia Building Supplies, LLC/Redmill, Inc.	Purchase of 100% of outstanding common stock	September 1, 2016
United Building Materials, Inc.	Purchase of net assets	October 3, 2016
Ryan Building Materials, Inc.	Purchase of net assets	October 31, 2016

The preliminary allocation of purchase consideration for these acquisitions is summarized as follows:

Preliminary
purchase price
allocation
October 31, 2016
Cash and cash equivalents	$1,554
Trade accounts and notes receivable	34,364
Inventories	13,125
Property and equipment	8,305
Other assets	489
Tradenames	8,900
Customer relationships	61,400
Goodwill	37,685
Deferred tax liability	(5,898)
Liabilities assumed	(15,845)
Purchase price	$144,079

Goodwill of $23,919 and other intangible assets of $49,700 are expected to be deductible for U.S. federal income tax purposes. Goodwill of $13,766 and other intangible assets of $20,600 are expected to be nondeductible for U.S. federal income tax purposes. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are preliminary. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the applicable acquisition date. The pro forma impact of these acquisitions is not presented as it is not considered material to our Condensed Consolidated Financial Statements.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

(b)          2016 Acquisitions

In fiscal 2016, the Company completed the following acquisitions, with an aggregate purchase price of $117,253, comprised of $113,801 net of cash consideration and $3,452 of contingent consideration, subject to the finalization of working capital settlement amounts. These acquisitions increased net sales by $112,329 and operating income by $3,870 for the six months ended October 31, 2016

Company name	Form of acquisition	Date of acquisition
Tri-Cities Drywall & Supply Co.	Purchase of net assets	September 29, 2015
Badgerland Supply, Inc.	Purchase of net assets	November 2, 2015
Hathaway & Sons, Inc.	Purchase of net assets	November 9, 2015
Gypsum Supply Company	Purchase of 100% of outstanding common stock	January 1, 2016
Robert N. Karpp Co., Inc.	Purchase of net assets	February 1, 2016
Professional Handling & Distribution, Inc.	Purchase of net assets	February 1, 2016
M.R. Lee Building Materials, Inc.	Purchase of net assets	April 4, 2016

The preliminary allocation of purchase consideration for these acquisitions is summarized as follows:

	Preliminary		Preliminary
	purchase price		purchase price
	allocation	Adjustments/	allocation
	April 30, 2016	Reclassifications	October 31, 2016
Cash and cash equivalents	$956	$—	$956
Trade accounts and notes receivable	26,707	322	27,029
Inventories	17,543	—	17,543
Property and equipment	9,236	—	9,236
Other assets	809	1	810
Tradenames	12,500	—	12,500
Below market leases	2,020	—	2,020
Customer relationships	29,055	—	29,055
Goodwill	38,833	(256)	38,577
Deferred tax liability	(6,676)	—	(6,676)
Liabilities assumed	(13,804)	7	(13,797)
Purchase price	$117,179	$74	$117,253

During the first six months of fiscal 2017, the Company recorded adjustments to working capital resulting in a decrease in total consideration paid of $74. Goodwill of $13,515 and other intangible assets of $26,335 are expected to be deductible for U.S. federal income tax purposes. Goodwill of $25,062 and other intangible assets of $17,240 are expected to be nondeductible for U.S. federal income tax purposes. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize the fair values of these acquisitions, all of which occurred after October 31, 2015. Thus, the provisional measurements of fair value set forth above are preliminary for these acquisitions. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation for these acquisitions as soon as practicable but no later than one year from the applicable acquisition date. The pro forma impact of these acquisitions is not presented as it is not considered material to our Condensed Consolidated Financial Statements.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

3. Goodwill and Intangible Assets

The following table represents the activity of “Goodwill” from May 1, 2015 to October 31, 2016

Carrying
Amount
Balance at May 1, 2015	$348,811
Working capital adjustments	(1,338)
Goodwill acquired during the year	38,833
Balance at April 30, 2016	386,306
Working capital adjustments	(256)
Goodwill acquired during the period	37,685
Balance at October 31, 2016	$423,735

During the six months ended October 31, 2016 the Company recorded $61,400 and $8,900 in customer relationships and tradenames, respectively, as a result of the Wall & Ceiling Supply Co., Inc., Rockwise, LLC, Steven F. Kempf Building Materials, Inc., Olympia Building Supplies, LLC, United Building Materials, Inc. and Ryan Building Materials, Inc. acquisitions discussed in Note 2. The recently acquired customer relationships and tradenames will be amortized over weighted-average periods of 11.7 years and 16.1  years, respectively.

The Company’s definite lived intangible assets as of October 31, 2016 and April 30, 2016 consist of the following:

	Estimated	Weighted	October 31, 2016
	useful	average	Gross		Net
	lives	amortization	carrying	Accumulated	carrying
	(years)	period	amount	amortization	value
Amortizable intangible assets:
Customer relationships	5 - 13	11.0	$269,967	$89,143	$180,824
Definite lived tradenames	5 - 20	18.2	24,660	973	23,687
Vendor agreement	8	—	5,644	1,823	3,821
Leasehold interests	7 - 13	8.2	2,516	337	2,179
Totals			$302,787	$92,276	$210,511

	Estimated	Weighted	April 30, 2016
	useful	average	Gross		Net
	lives	amortization	carrying	Accumulated	carrying
	(years)	period	amount	amortization	value
Amortizable intangible assets:
Customer relationships	5 - 13	10.8	$208,526	$69,929	$138,597
Definite lived tradenames	5 - 20	19.5	15,760	447	15,313
Vendor agreement	8	—	5,644	1,470	4,174
Leasehold interests	7 - 13	8.2	2,516	178	2,338
Totals			$232,446	$72,024	$160,422

The Company’s indefinite lived intangible assets consist of tradenames which have a carrying amount of $61,368 as of October 31, 2016 and April 30, 2016.

Amortization expense related to intangible assets was $10,820 and $20,233 for the three and six months ended October 31, 2016, respectively, and $8,797 and $17,589 for the three and six months ended October 31, 2015, respectively. Amortization expense is recorded in “Depreciation and amortization” expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

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

Term Loan Amendment

On September 27, 2016, the Company entered into an Incremental First Lien Term Commitments Amendment (the “Incremental Amendment”) to the First Lien Credit Agreement (the “Credit Agreement”), dated April 1, 2014, among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the financial institutions from time to time party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent.

The Incremental Amendment amended the Credit Agreement to, among other things, (i) refinance approximately $381,225 in currently outstanding existing term loans borrowed under the Credit Agreement with a new tranche of $481,225 incremental term loans, and (ii) reduce the interest rate applicable to loans borrowed under the Credit Agreement to LIBOR plus 3.50% from LIBOR plus 3.75%.  The portion of the incremental term loans that exceeded the refinanced existing term loans was used to repay the ABL Facility in part. In addition, we recorded a write-off of debt discount and deferred financing fees of $1,466 to “Write-off of discount and deferred financing fees” in the Condensed Consolidated Statements of Operations and Comprehensive Income. We accounted for the Incremental Amendment based upon the guidance within Accounting Standards Codification 470-50, “Debt-Modification and Extinguishment.”

On November 18, 2016, we amended our ABL Facility, see Note 13, “Subsequent Events.”

Long‑term debt at October 31, 2016 and April 30, 2016 consists of the following:

	October 31,	April 30,
	2016	2016
First Lien Term Loan due 2021 (1) (2)	$471,676	$373,998
Second Lien Term Loan due 2022 (3) (4)	—	154,517
ABL Facility	152,395	101,910
Capital lease obligations, at an annual rate of 5.25%, due in monthly installments through August 2022	14,137	11,449
Installment notes at fixed rates up to 2.7%, due in monthly and annual installments through April 2021	6,285	2,736
	644,493	644,610
Less: Current portion	11,168	35,581
Total long‑term debt	$633,325	$609,029

(1)	Net of unamortized discount of $1,886 and $1,355 as of October 31, 2016 and April 30, 2016, respectively.
(2)	Net of deferred financing costs of $6,460 and $6,847 as of October 31, 2016 and April 30, 2016, respectively.
(3)	Net of unamortized discount of $0 and $1,183 as of October 31, 2016 and April 30, 2016, respectively.
(4)	Net of deferred financing costs of $0 and $4,300 as of October 31, 2016 and April 30, 2016, respectively.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

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

The Company had valuation allowances of $83 against its deferred tax assets related to certain tax jurisdictions as of October 31, 2016 and April 30, 2016. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.

The Company made an election under section 338 (h)(10) of the Internal Revenue Code which effectively changed the tax treatment of the Company’s acquisition of Gypsum Supply Company from a stock transaction to an asset transaction for tax purposes. As a result of this election, the Company decreased its deferred tax liabilities and tax expense in the three months ended October 31, 2016 by $6,950.

The effective income tax rate on continuing operations for the six months ended October 31, 2016 was 20.7% compared to an effective income tax rate of 48.4% for the six months ended October 31, 2015. The decrease in the effective income tax rate is primarily due to the 338 (h)(10) election made for the Gypsum Supply Company acquisition, the decreased impact of permanent differences and a decrease in the blended state tax rate.

The Company had no material uncertain tax positions as of October 31, 2016 and April 30, 2016.

6. Stockholders’ Equity

Amended and Restatement of Certificate of Incorporation

On May 13, 2016, we amended and restated our certificate of incorporation to increase our authorized share count to 550,000,000 shares of stock, including 500,000,000 shares of common stock and 50,000,000 shares of preferred

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

stock, each with a par value of $0.01 per share and to split our common stock 10.158‑for‑1. Unless otherwise noted herein, historical share data has been adjusted to give effect to the stock split.

Initial Public Offering

As described in Note 1, “—Initial Public Offering,” on June 1, 2016, we completed our IPO of 8,050,000 shares of common stock at a price of $21.00 per share, including 1,050,000 shares of common stock that were issued as a result of the exercise in full by the underwriters of an option to purchase additional shares to cover over‑allotments. After underwriting discounts and commissions but before expenses, we received net proceeds from the IPO of approximately $156,900. We used these proceeds together with cash on hand to repay the $160,000 principal amount of our term loan debt outstanding under our Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility.

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

Stock Option Awards

We utilize the Black‑Scholes option‑pricing model to estimate the grant‑date fair value of all stock options. The Black‑Scholes option‑pricing model requires the use of weighted average assumptions for estimated expected volatility, estimated expected term of stock options, risk‑free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Prior to our IPO discussed in Note 1, “—Initial Public Offering,” we did not have sufficient history to estimate the expected volatility of our common stock price, therefore expected volatility has been based on the average volatility of peer public entities that are similar in size and industry. We estimate the expected term of all stock options based on previous history of exercises. The risk‑free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield is 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the trading day immediately preceding the date of the grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually. The weighted average assumptions used in the Black‑Scholes option‑pricing model during the six months ended October 31, 2016 are set forth below:

October 31, 2016
Volatility	41.10%
Expected life (years)	6.0
Risk‑free interest rate	1.53%
Dividend yield	—%

In the six months ended October 31, 2016, the Company issued 165,636 stock option awards to employees that vest based on service only. The weighted average grant date fair value of each stock option was $9.56 and the aggregate

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

fair value of options outstanding was $1,583. All of these awards vest over a four‑year period. Additionally, all these options could vest earlier in the event of a change in control, merger or other acquisition. This expense is recorded on an accelerated basis over the requisite service period of each separate vesting tranche. Share‑based compensation expense related to stock option  $640 and $1,283 for the three and six months ended October 31, 2016, respectively, and $863 and $1,361 for the three and six months ended October 31, 2015, respectively. Share-based compensation expense was included as a component of “Selling, general and administrative” expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income. At October 31, 2016, the unrecognized compensation expense related to stock option awards was $2,644, with a remaining weighted average life of 1.87 years.

The Company did not issue any stock option awards during the six months ended October 31, 2015.

A summary of stock option activity for the six months ended October 31, 2016 follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	life (years)	value
Outstanding at May 1, 2016	1,935,106	$12.37
Options granted	165,636	$23.11
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Outstanding at October 31, 2016	2,100,742	$13.36	7.71	$15,598
Exercisable at October 31, 2016	942,188	$12.47	7.52	$7,829
Expected to vest after October 31, 2016	1,158,554	$14.07	7.87	$7,769

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. Options expected to vest are unvested shares net of expected forfeitures.

8. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

Certain subsidiaries have equity based compensation arrangements with certain of the subsidiary’s employees and minority shareholders. These arrangements are stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders. Since these arrangements are typically settled in cash or notes, and do not meet the criteria established by ASC 718 to be accounted for in “Stockholders’ equity”, they are accounted for as liability awards. These liability awards are reflected at their fair values as of October 31, 2016 and 2015.

Stock appreciation rights—Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over four years, upon a triggering event. Vesting periods vary by grant date and range from fiscal 2017 to fiscal 2018. Current liabilities related to these plans of $802 and $808 were included in “Accrued compensation and employee benefits” at October 31, 2016 and April 30, 2016, respectively. Long‑term liabilities related to these plans of $19,467

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

and $19,725 were recorded as components of “Other liabilities” at October 31, 2016 and April 30, 2016, respectively. The redemption value as of October 31, 2016 is $10,626.  Below is a summary of changes to the liability:

As of
October 31, 2016
Stock appreciation rights as of April 30, 2016 (at fair value)	$20,533
Amounts redeemed	(28)
Change in fair value	(236)
Stock appreciation rights as of October 31, 2016 (at fair value)	$20,269

Deferred compensation—Certain shareholders of the Company’s subsidiaries have entered into other deferred compensation agreements that granted the shareholders a payment based on a percentage in excess of book value, adjusted for certain provisions, upon an occurrence as defined in the related agreements, which are called “Buy Sell” agreements. The liabilities related to these plans of $3,324 and  $3,270 were included in “Other liabilities” at October 31, 2016 and April 30, 2016, respectively. Current liabilities related to these plans of $323 and $0 were included in “Accrued compensation and employee benefits” at October 31, 2016 and April 30, 2016, respectively. These instruments are redeemed in cash or installment notes, generally paid in annual installments generally over the five years following termination of employment. The redemption value as of October 31, 2016 is $3,886. Below is a summary of changes to the liability:

As of
October 31, 2016
Deferred compensation as of April 30, 2016 (at fair value)	$3,270
Amounts redeemed	—
Change in fair value	377
Deferred compensation as of October 31, 2016 (at fair value)	$3,647

Liabilities to noncontrolling interest holders—As described in Note 1, noncontrolling interests were issued to certain employees of the Company’s subsidiaries. All of the noncontrolling interest awards are subject to mandatory redemption on termination of employment for any reason. These instruments are redeemed in cash or installment notes and are generally paid in annual installments generally over the five years following termination of employment.

Liabilities related to these agreements are classified as share based liability awards and are measured at fair value under ASC 718. As of October 31, 2016 and April 30, 2016, the total fair value of these liabilities was $23,677 and $26,585, respectively. Amounts expected to be paid in the next year as of October 31, 2016 and April 30, 2016 are included in “Accrued compensation and employee benefits” in the amounts of $1,614 and $1,338, respectively. As of October 31, 2016 and April 30, 2016, long-term liabilities related to this plan of $22,063 and $25,247, respectively, were included in “Liabilities to noncontrolling interest holders, less current portion.” The redemption value as of October 31, 2016 is $25,239. Below is a summary of changes to the liability:

As of
October 31, 2016
Non‑controlling interests as of April 30, 2016 (at fair value)	$26,585
Amounts redeemed	(5,354)
Change in fair value	2,446
Non-controlling interests as of October 31, 2016 (at fair value)	$23,677

In connection with the Acquisition, noncontrolling interest holders had the option to convert their interests in the subsidiaries into interest in the Company. Noncontrolling interests of $32,545 were converted into the Company’s common stock at the date of the Acquisition.

Upon the termination of employment or other triggering events including death or disability of the noncontrolling stockholders in the Company’s subsidiaries, we are obligated to purchase, or redeem, the noncontrolling

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

interests at either an agreed upon price or a formula value provided in the stockholder agreements. This formula value is typically based on the book value per share of the subsidiary’s equity, including certain adjustments.

9. Transactions With Related Parties

The Company leases office and warehouse facilities from partnerships or entities owned by certain stockholders of GMS Inc. and its subsidiaries and other GMS employees that were the owners of companies that the Company has acquired. At October 31, 2016, these leases had expiration dates through fiscal 2021. Rent expense related to these leases included in the accompanying Condensed Consolidated Financial Statements approximated $195 and $390 for the three and six months ended October 31, 2016, respectively, and $195 and $390 for the three and six months ended October 31, 2015, respectively. Rent expense related to these leases is recorded in “Selling, general and administrative” expenses.

The Company purchases inventories from its former subsidiary, Southern Wall Products, Inc. (“SWP”), on a continuing basis. Certain stockholders of the Company are stockholders of SWP, which was spun‑off from Gypsum Management and Supply, Inc. on August 31, 2012. The Company purchased inventory from SWP for distribution in the amount of $3,306 and $6,471 in the three and six months ended October 31, 2016, respectively. The Company purchased inventory from SWP for distribution in the amount of $3,292 and $6,567 in the three and six months ended October 31, 2015, respectively. Amounts due to SWP for purchases of inventory for distribution as of October 31, 2016 and April 30, 2016 were  $1,079 and $1,097, respectively, and are included in “Accounts payable”. Purchases between Gypsum Management and Supply, Inc. and SWP prior to the spin‑off were accounted for as intercompany transactions and eliminated in consolidation.

In connection with the IPO, the Company terminated its management agreement with AEA Investors LP. The agreement required the Company to pay AEA an annual management fee of $2,250 per year following the Acquisition for advisory and consulting services. The Company paid the final payment of $188 in the six months ended October 31, 2016 and $1,125 in the six months ended October 31, 2015, which is included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

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

Based on the provisions of ASC 280, the Company has determined that it has seven operating segments. These operating segments are based on the seven geographic divisions of the Company, which are Central, Midwest, Northeast, Southern, Southeast, Southwest and Western, and Tool Source Warehouse, Inc. Due to similarities between the geographic operating segments, we have aggregated them into one reportable segment in accordance with ASC 280. The accounting policies of the operating segments are the same as those described in the summary of significant policies. In addition to our reportable segment, the Company’s consolidated results include corporate activities, which include our corporate office building and related yard support activities and Tool Source Warehouse, Inc., which functions primarily as an internal distributor of tools. The Company has revised its prior year presentation of segment Depreciation and Amortization to disclose corporate Depreciation and Amortization of $445 for the six months ended October 31, 2015, originally disclosed as part of “Geographic divisions.” In addition, within the “Geographic divisions” segment the Company has increased net sales by $7,754 for the six months ended October 31, 2015 to correct amounts which were previously reflected in “Other.” The prior year misclassification was not material to the previously issued financial statements. Net sales, Adjusted EBITDA and certain other measures for the reportable segment and total continuing operations for the periods indicated are as follows:

	October 31, 2016	Three Months Ended October 31, 2016
				Depreciation &	Adjusted
	Total assets	Net sales	Gross profit	amortization	EBITDA
Geographic divisions	$1,396,505	$586,628	$191,445	$17,072	$49,188
Other	12,798	5,218	1,779	79	331
Corporate	5,410	—	—	217	—
	$1,414,713	$591,846	$193,224	$17,368	$49,519

	Three Months Ended October 31, 2015
			Depreciation &	Adjusted
	Net sales	Gross profit	amortization	EBITDA
Geographic divisions	$454,531	$142,506	$14,987	$34,646
Other	3,546	1,407	73	154
Corporate	—	—	202	—
	$458,077	$143,913	$15,262	$34,800

	Six Months Ended October 31, 2016
			Depreciation &	Adjusted
	Net sales	Gross profit	amortization	EBITDA
Geographic divisions	$1,131,633	$368,285	$32,579	$94,796
Other	10,013	3,524	159	664
Corporate	—	—	425
	$1,141,646	$371,809	$33,163	$95,460

	Six Months Ended October 31, 2015
			Depreciation &	Adjusted
	Net sales	Gross profit	amortization	EBITDA
Geographic divisions	$903,536	$282,086	$30,736	$68,588
Other	6,982	2,715	146	325
Corporate	—	—	445	—
	$910,518	$284,801	$31,327	$68,913

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

The following is a reconciliation of our Adjusted EBITDA to “Net income” for the three and six months ended October 31, 2016 and 2015:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015 (i)	2016	2015 (i)
Adjusted EBITDA	$49,519	$34,800	$95,460	$68,913
Interest expense	(8,620)	(9,260)	(21,623)	(18,517)
Interest income	35	208	78	438
Income tax expense	(710)	(2,623)	(6,869)	(5,478)
Depreciation expense	(6,548)	(6,465)	(12,930)	(13,738)
Amortization expense	(10,820)	(8,797)	(20,233)	(17,589)
Stock appreciation rights expense(a)	144	(692)	236	(1,286)
Redeemable noncontrolling interests(b)	(2,531)	(451)	(2,823)	(1,005)
Equity-based compensation(c)	(686)	(863)	(1,359)	(1,361)
Severance and other permitted costs(d)	(118)	(824)	(258)	(1,381)
Transaction costs (acquisitions and other)(e)	(1,827)	(1,340)	(2,481)	(1,755)
(Loss) gain on disposal of assets	(68)	(305)	130	(280)
Management fee to related party(f)	—	(563)	(188)	(1,125)
Effects of fair value adjustments to inventory(g)	(457)	—	(621)	—
Interest rate cap mark-to-market(h)	(89)	—	(132)	—
Net income	$17,224	$2,825	$26,387	$5,836

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

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

The Company does not earn revenues or have long‑lived assets located in foreign countries. In accordance with the enterprise‑wide disclosure requirements of ASC 280, the Company’s net sales to external customers by main product lines are as follows for the three and six months ended October 31, 2016 and 2015, respectively:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
	(dollars in thousands)
Wallboard	$269,975	$214,254	$521,271	$425,177
Ceilings	85,400	74,613	171,749	153,581
Steel framing	96,075	70,307	180,417	137,639
Other products	140,396	98,903	268,209	194,121
Total net sales	$591,846	$458,077	$1,141,646	$910,518

12. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended October 31, 2016 and 2015:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Net income	$17,224	$2,825	$26,387	$5,836
Basic earnings per common share:
Basic weighted average shares outstanding per common share	40,942,905	32,737,956	39,579,244	32,707,297
Basic earnings per common share	$0.42	$0.09	$0.67	$0.18
Diluted earnings per common share:
Basic weighted average shares outstanding per common share	40,942,905	32,737,956	39,579,244	32,707,297
Add: Shares of common stock assumed issued upon exercise of stock options	376,746	160,119	376,746	208,574
Diluted weighted average shares outstanding per common share	41,319,651	32,898,075	39,955,990	32,915,871
Diluted earnings per common share	$0.42	$0.09	$0.66	$0.18

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended October 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

13. Subsequent Events

Subsequent to October 31, 2016, the Company entered into a Second Amendment to ABL Credit Agreement (the “Second Amendment”) which amended the existing ABL Credit Agreement, dated April 1, 2014 (as amended by that certain First Amendment to ABL Credit Agreement, dated as of February 17, 2016, the “ABL Credit Agreement”), among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the lenders party hereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent for the lenders.

The Second Amendment amended the ABL Credit Agreement to, among other things, (i) increase the Revolving Credit Commitments thereunder from $300,000 to $345,000, and (ii) extend the maturity date of the ABL Credit Agreement from April 1, 2019 to the earlier of (a) November 18, 2021 or (b) the date of termination in whole of the ABL Credit Agreement and the related obligations. The Second Amendment amended the interest rate margin applicable to loans borrowed under the Credit Agreement to reflect a 0.25% decrease in the interest rate margin at each pricing level (as defined in the ABL Credit Agreement) relative to the interest rate margins charged at the corresponding pricing levels under the Credit Agreement. We will account for the Second Amendment based upon the guidance within Accounting Standards Codification 470-50, “Debt-Modifications and Extinguishments.”

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

Recent Events

On September 27, 2016, we entered into an Incremental First Lien Term Commitments Amendment (the “Incremental Amendment”) to the First Lien Credit Agreement (the “Credit Agreement”), dated April 1, 2014, among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the financial institutions from time to time party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent.

The Incremental Amendment amended the Credit Agreement to, among other things, (i) refinance approximately $381.2 million in currently outstanding existing term loans borrowed under the Credit Agreement with a new tranche of $481.2 million incremental term loans, and (ii) reduce the interest rate applicable to loans borrowed under the Credit Agreement to LIBOR (subject to a floor of 1.00%) plus a borrowing margin of 3.50% from LIBOR plus a borrowing margin of 3.75%.  The portion of the incremental term loans that exceeded the refinanced existing term loans was used to repay the ABL Facility (as defined herein) in part. In addition, we recorded a write-off of debt discount and deferred financing fees of $1.5 million to “Write-off of discount and deferred financing fees” in the Condensed Consolidated Statements of Operations and Comprehensive Income. We accounted for the Incremental Amendment based upon the guidance within Accounting Standards Codification 470-50, “Debt-Modification and Extinguishment.”

Subsequent to October 31, 2016, certain of our direct and indirect subsidiaries entered into a Second Amendment to ABL Credit Agreement, dated November 18, 2016 (the “Second Amendment”), which amended the existing ABL Credit Agreement, dated April 1, 2014 (as amended by that certain First Amendment to ABL Credit Agreement, dated as of February 17, 2016, the “ABL Credit Agreement”), among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the lenders party hereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent for the lenders. The Second Amendment amended the ABL Credit Agreement to, among other things, (i) increase the Revolving Credit Commitments thereunder from $300.0 million  to $345.0 million, and (ii) extend the maturity date of the ABL Credit Agreement from April 1, 2019 to the earlier of (a) November 18, 2021 or (b) the date of termination in whole of the ABL Credit Agreement and the related obligations. The Second Amendment also amended the interest rate margin applicable to loans borrowed under the Credit Agreement to reflect a 0.25% decrease in the interest rate margin at each pricing level (as defined in the ABL Credit Agreement) relative to the interest rate margins charged at the corresponding pricing levels under the Credit Agreement. We will account for the Second Amendment based upon the guidance within Accounting Standards Codification 470-50, “Debt-Modifications and Extinguishments.”

Business Overview

Founded in 1971, we are the leading North American distributor of wallboard and ceilings. Our core customer is the interior contractor, who typically installs wallboard, ceilings and our other interior construction products in commercial and residential buildings. As a leading specialty distributor, we serve as a critical link between our suppliers and a highly fragmented customer base of over 20,000 contractors. Our operating model combines a national platform with a local go‑to‑market strategy through over 200 branches across the country. We believe this combination enables us to generate economies of scale while maintaining the high service levels, entrepreneurial culture and customer intimacy of a local business.

Our growth strategy entails taking market share within our existing footprint, expanding into new markets by opening new branches and acquiring competitors. We expect to continue to capture profitable market share in our existing footprint by delivering industry‑leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre‑existing customer relationships in these markets but need a new location to fully capitalize on those relationships. Since May 1, 2013 through the date of this filing, we have opened 24 new branches and we currently expect to open several new branches each year depending on market conditions. In addition, we will continue to selectively pursue tuck‑in acquisitions and have a dedicated team of professionals to manage the process. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy.

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

Acquisitions

We complement our organic growth strategy with selective, tuck‑in acquisitions. Since the beginning of full year 2014 through the date of this filing, we have completed 22 strategic acquisitions totaling 53 branches. We believe that significant opportunities exist to expand our geographic footprint by executing additional strategic acquisitions and we consistently strive to maintain an extensive and active acquisition pipeline. We are often evaluating several acquisition opportunities at any given time.

Since the beginning of full year 2014 through the date of this filing, we have completed the following acquisitions:

Acquired Company	Acquisition Date	Branches Acquired
Dakota Gypsum (ND)	August 1, 2013	1
Sun Valley Supply, Inc. (AZ)	August 19, 2013	1
Contractors’ Choice Supply, Inc. (TX)	August 1, 2014	1
Drywall Supply, Inc. (NE)	October 1, 2014	2
AllSouth Drywall Supply Company (GA)	November 24, 2014	1
Serrano Supply, Inc. (IA)	February 2, 2015	1
Ohio Valley Building Products, LLC (WV)	February 16, 2015	1
J&B Materials, Inc. (CA, HI)	March 16, 2015	5
Tri-Cities Drywall & Supply Co. (WA)	September 29, 2015	1
Badgerland Supply, Inc. (WI, IL)	November 2, 2015	6
Hathaway & Sons, Inc. (CA)	November 9, 2015	1
Gypsum Supply Company (MI, OH)	January 1, 2016	11
Robert N. Karpp Company, Inc. (MA)	February 1, 2016	3
Professional Handling & Distribution, Inc. (IL)	February 1, 2016	2
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1
Rockwise, LLC (AZ, CO)	July 5, 2016	3
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1
Olympia Building Supplies, LLC (FL)	September 1, 2016	3
United Building Materials, Inc. (OH)	October 3, 2016	3
Ryan Building Materials, Inc. (MI)	October 31, 2016	3
Interior Products Supply (IN)	December 5, 2016	1

Our Products

The following is a summary of our net sales by product group for the three and six months ended October 31, 2016 and 2015:

	Three Months Ended				Six Months Ended
	October 31,	% of	October 31,	% of	October 31,	% of	October 31,	% of
	2016	Total	2015	Total	2016	Total	2015	Total
	(dollars in thousands)				(dollars in thousands)
Wallboard	$269,975	45.6%	$214,254	46.8%	$521,271	45.7%	$425,177	46.7%
Ceilings	85,400	14.4%	74,613	16.3%	171,749	15.0%	153,581	16.9%
Steel framing	96,075	16.2%	70,307	15.3%	180,417	15.8%	137,639	15.1%
Other products	140,396	23.7%	98,903	21.6%	268,209	23.5%	194,121	21.3%
Total net sales	$591,846		$458,077		$1,141,646		$910,518

Results of Operations

Three Months Ended October 31, 2016 and 2015

The following table summarizes key components of our results of operations for the three months ended October 31, 2016 and 2015:

	Three Months Ended
	October 31,
	2016	2015
	(dollars in thousands)
Statement of operations data:
Net sales	$591,846	$458,077
Cost of sales (exclusive of depreciation and amortization shown separately below)	398,622	314,164
Gross profit	193,224	143,913
Operating expenses:
Selling, general and administrative expenses	149,798	114,352
Depreciation and amortization	17,368	15,262
Total operating expenses	167,166	129,614
Operating income	26,058	14,299
Other (expense) income:
Interest expense	(7,154)	(9,260)
Write-off of debt discount and deferred financing fees	(1,466)	—
Other income, net	496	409
Total other (expense), net	(8,124)	(8,851)
Income before tax	17,934	5,448
Income tax expense	710	2,623
Net income	$17,224	$2,825
Non-GAAP measures:
Adjusted EBITDA(1)	$49,519	$34,800
Adjusted EBITDA margin(1)	8.4%	7.6%

(1)

Adjusted EBITDA and Adjusted EBITDA margin are non‑GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are important.

Net Sales

Net sales of $591.8 million for the three months ended October 31, 2016 increased $133.7 million, or 29.2%, on one additional shipping day, from $458.1 million for the three months ended October 31, 2015. Our performance in the three months ended October 31, 2016 was strong as our sales increased across all product categories. In the three months ended October 31, 2016, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $55.7 million, or 26.0.%, compared to the three months ended October 31, 2015. The increase in wallboard sales was a result of a 27.2% increase in unit volume primarily driven by greater end market demand, market share gains and the impact of acquisitions, partially offset by a 1.0% decrease in pricing. In addition, in the three months ended October 31, 2016, our ceilings sales increased $10.8 million, or 14.5%, from the three months ended October 31, 2015, and steel framing sales increased $25.8 million, or 36.7%. The increases in ceilings and steel framing sales are primarily driven by commercial construction activity. For the three months ended October 31, 2016, our other products sales category, which includes tools, insulation, joint treatment and various other specialty products, increased $41.5 million, or 42.0%, compared to the three months ended October 31, 2015. Other products net sales benefitted from significant pull through factor, further supplemented by pricing improvements, additional retail showrooms, targeted acquisitions and other strategic initiatives.

From February 1, 2015 through October 31, 2016, we have completed 16 acquisitions, totaling 46 branches. These acquisitions contributed $112.8 million and $25.6 million to our net sales in the three months ended October 31, 2016 and 2015, respectively. Excluding these acquired sites, for the three months ended October 31, 2016 and 2015, our base business net sales increased $46.5 million, or 10.8%, compared to the three months ended October 31, 2015. The overall increase in our base business net sales reflects the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction, coupled with market share gains.

The following table breaks out our consolidated net sales into the base business component and the excluded components, which consist of recently acquired branches, as shown below:

	Three Months Ended
	October 31,
(Unaudited)	2016	2015

	(dollars in thousands)
Base business net sales	$479,006	$432,498
Recently acquired net sales (excluded from base business)	112,840	25,579
Total net sales	$591,846	$458,077

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 1, 2015 and April 30, 2017 will be excluded from base business net sales for any period during fiscal year 2017.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition	Acquisition Date	Acquired	Periods Excluded
Serrano Supply, Inc. (IA)	February 2, 2015	1	February 2, 2015 - October 31, 2016
Ohio Valley Building Products, LLC (WV)	February 16, 2015	1	February 16, 2015 - October 31, 2016
J&B Materials, Inc. (CA, HI)	March 16, 2015	5	March 16, 2015 - October 31, 2016
Tri-Cities Drywall & Supply Co. (WA)	September 29, 2015	1	September 29, 2015 - October 31, 2016
Badgerland Supply, Inc. (WI, IL)	November 2, 2015	6	November 2, 2015 - October 31, 2016
Hathaway & Sons, Inc. (CA)	November 9, 2015	1	November 9, 2015 - October 31, 2016
Gypsum Supply Company (MI, OH)	January 1, 2016	11	January 1, 2016 - October 31, 2016
Robert N. Karpp Company, Inc. (MA)	February 1, 2016	3	February 1, 2016 - October 31, 2016
Professional Handling & Distribution, Inc. (IL)	February 1, 2016	2	February 1, 2016 - October 31, 2016
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1	April 4, 2016 - October 31, 2016
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1	May 2, 2016 - October 31, 2016
Rockwise, LLC (AZ, CO)	July 5, 2016	3	July 5, 2016 - October 31, 2016
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1	August 29, 2016 - October 31, 2016
Olympia Building Supplies, LLC (FL)	September 1, 2016	3	September 1, 2016 - October 31, 2016
United Building Materials, Inc. (OH)	October 3, 2016	3	October 3, 2016 - October 31, 2016
Ryan Building Materials, Inc. (MI)	October 31, 2016	3	October 31, 2016

Gross Profit and Gross Margin

Gross profit was $193.2 million for the three months ended October 31, 2016 compared to $143.9 million for the three months ended October 31, 2015. The increase in gross profit was due to $133.7 million in additional sales, partially offset by a $84.5 million increase in cost of sales. Gross margin on net sales increased to 32.6% for the three months ended October 31, 2016 compared to 31.4% for the three months ended October 31, 2015 primarily as the result of improved product margins and mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Our selling, general and administrative expenses increased $35.4 million, or 31.0%, to $149.8 million for the three months ended October 31, 2016 from $114.4 million for the three months ended October 31, 2015. This increase was due to increases in warehouse expense of $4.6 million, of which $2.1 million was related to payroll and $1.4 million was related to facility costs; delivery expense of $13.4 million, of which $8.6 million was related to payroll and $2.3 million was related to equipment rental cost increases; and increases in branch and corporate general and administrative expenses of $17.4 million, of which $11.8 million was driven by payroll and payroll related costs, $1.7 million was related to increases in real estate rent expense, and the majority of the remaining increase was due to increases in expenses incurred as a result of the Company’s significant growth and recent IPO. The increases in payroll and payroll related costs were primarily due to increased headcount, which in turn was due to the increase in delivered volume and to acquisitions. Selling, general and administrative expenses were 25.3% and 25.0% of our net sales for the three months ended October 31, 2016 and 2015, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense was $17.4 million for the three months ended October 31, 2016 compared to $15.3 million for the three months ended October 31, 2015. The increase is primarily due to an increase in amortization of acquired definite lived intangible assets of $2.0 million.

Other Expense

Other expense consists primarily of interest expense associated with our debt, interest income and miscellaneous non‑operating income.

Interest expense of $7.2 million in the three months ended October 31, 2016 decreased by $2.1 million from $9.3 million for the three months ended October 31, 2015. This decrease was primarily driven by the decrease in interest expense (including the decrease in amortization of the related deferred financing costs and original issue discount) of $2.8 million related to the Term Loan Facilities, which was, in turn, primarily the result of the repayment of $160.0 million of the Second Lien Facility. The decrease in interest expense related to the Term Loan Facilities was offset primarily by an increase in interest expense on the ABL Facility of $0.7 million, which was, in turn, due to the increase in the outstanding balance of the ABL Facility from $21.5 million as of October 31, 2015 to $152.4 million as of October 31, 2016. See “—Liquidity and Capital Resources—Our Credit Facilities.”

Also included in “Other expense” is the write-off of debt discount and deferred financing fees of $1.5 million for the three months ended October 31, 2016. We wrote-off these debt discount and deferred financing fees of $1.5 million in connection with the refinancing the First Lien Facility.

Income Tax Expense

Income tax expense was $0.7 million for the three months ended October 31, 2016 compared to income tax expense of $2.6 million for the three months ended October 31, 2015. This $1.9 million decrease in income tax expense was primarily the result of an increase in taxable income due to higher profitability. Our effective tax rate was 4.0% and 48.1% for the three months ended October 31, 2016 and 2015, respectively. The decrease in the effective tax rate from the three months ended October 31, 2015 to the three months ended October 31, 2016 is primarily due to a $7.0 million decrease in deferred tax liabilities and tax expense resulting from the 338 (h)(10) election  made for the Gypsum Supply Company acquisition, which decreased the effective rate by 38.8%, as well as, to a lesser degree, the decreased impact of permanent differences and a decrease in the blended state tax rates.

Net Income

Net income of $17.2 million for the three months ended October 31, 2016 increased $14.4 million from our net income of $2.8 million for the three months ended October 31, 2015. The net income of $17.2 million for the three months ended October 31, 2016 was comprised of operating profit of $26.1 million, interest expense of $7.2 million, write-off of discount and deferred financing fees of $1.5 million, other income of $0.5 million and income tax expense of $0.7 million. The net income of $2.8 million for the three months ended October 31, 2015 was comprised of operating profit of $14.3 million, interest expense of $9.3 million, other income of $0.4 million and income tax expense of $2.6 million.

Adjusted EBITDA

Adjusted EBITDA of $49.5 million for the three months ended October 31, 2016 increased $14.7 million, or 42.3%, from our Adjusted EBITDA of $34.8 million for the three months ended October 31, 2015. The increase in Adjusted EBITDA was primarily due to increased profitability on higher net sales during the three months ended October 31, 2016, which was partially offset by increases in variable costs to support the increased sales volumes. These variable costs include warehouse and delivery costs and other variable compensation. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA, reconciliations thereof to net income and a description of why we believe these measures are important.

Six Months Ended October 31, 2016 and 2015

The following table summarizes key components of our results of operations for the six months ended October 31, 2016 and 2015:

	Six Months Ended
	October 31,
	2016	2015
	(dollars in thousands)
Statement of operations data:
Net sales	$1,141,646	$910,518
Cost of sales (exclusive of depreciation and amortization shown separately below)	769,837	625,717
Gross profit	371,809	284,801
Operating expenses:
Selling, general and administrative expenses	284,856	224,562
Depreciation and amortization	33,163	31,327
Total operating expenses	318,019	255,889
Operating income	53,790	28,912
Other (expense) income:
Interest expense	(14,731)	(18,517)
Write-off of discount and deferred financing fees	(6,892)	—
Other income, net	1,089	919
Total other (expense), net	(20,534)	(17,598)
Income before tax	33,256	11,314
Income tax expense	6,869	5,478
Net income	$26,387	$5,836
Non-GAAP measures:
Adjusted EBITDA(1)	$95,460	$68,913
Adjusted EBITDA margin(1)	8.4%	7.6%

(1)

Adjusted EBITDA and Adjusted EBITDA margin are non‑GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are important.

Net Sales

Net sales of $1,141.6 million for the six months ended October 31, 2016 increased $231.1 million, or 25.4%, from $910.5 million for the six months ended October 31, 2015. Our performance in the six months ended October 31, 2016 was strong as our sales increased across all product categories. In the six months ended October 31, 2016, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $96.1 million, or 22.6%, compared to the six months ended October 31, 2015. The increase in wallboard sales was a result of a 23.7% increase in unit volume primarily driven by greater end market demand, market share gains and the impact of acquisitions, partially offset by a 0.9% decrease in pricing. In addition, in the six months ended October 31, 2016, our ceiling sales increased $18.2 million, or 11.8%, from the six months ended October 31, 2015, and steel framing sales increased $42.8 million, or 31.1%. The increases in ceiling and steel framing sales are primarily driven by commercial construction activity. For the six months ended October 31, 2016, our other products sales category, which includes tools, insulation, joint treatment and various other specialty products, increased $74.1 million, or 38.2%, compared to the six months ended October 31, 2015. Other products net sales benefitted from significant pull through factor, further supplemented by pricing improvements, additional retail showrooms, targeted acquisitions and other strategic initiatives.

From February 1, 2015 through October 31, 2016, we have completed 16 acquisitions, totaling 46 branches. These acquisitions contributed $195.5 million and $50.2 million to our net sales in the six months ended October 31, 2016 and 2015, respectively. Excluding these acquired sites, for the six months ended October 31, 2016 and 2015, our base business net sales increased $85.9 million, or 10.0%, compared to the six months ended October 31, 2015. The overall increase in our base business net sales reflects the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction, coupled with market share gains.

The following table breaks out our consolidated net sales into the base business component and the excluded components, which consist of recently acquired branches, as shown below:

	Six Months Ended
	October 31,
(Unaudited)	2016	2015
	(dollars in thousands)
Base business net sales	$946,179	$860,276
Recently acquired net sales (excluded from base business)	195,467	50,242
Total net sales	$1,141,646	$910,518

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 1, 2015 and April 30, 2017 will be excluded from base business net sales for any period during fiscal year 2017.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition	Acquisition Date	Acquired	Periods Excluded
Serrano Supply, Inc. (IA)	February 2, 2015	1	February 2, 2015 - October 31, 2016
Ohio Valley Building Products, LLC (WV)	February 16, 2015	1	February 16, 2015 - October 31, 2016
J&B Materials, Inc. (CA, HI)	March 16, 2015	5	March 16, 2015 - October 31, 2016
Tri-Cities Drywall & Supply Co. (WA)	September 29, 2015	1	September 29, 2015 - October 31, 2016
Badgerland Supply, Inc. (WI, IL)	November 2, 2015	6	November 2, 2015 - October 31, 2016
Hathaway & Sons, Inc. (CA)	November 9, 2015	1	November 9, 2015 - October 31, 2016
Gypsum Supply Company (MI, OH)	January 1, 2016	11	January 1, 2016 - October 31, 2016
Robert N. Karpp Company, Inc. (MA)	February 1, 2016	3	February 1, 2016 - October 31, 2016
Professional Handling & Distribution, Inc. (IL)	February 1, 2016	2	February 1, 2016 - October 31, 2016
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1	April 4, 2016 - October 31, 2016
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1	May 2, 2016 - October 31, 2016
Rockwise, LLC (AZ, CO)	July 5, 2016	3	July 5, 2016 - October 31, 2016
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1	August 29, 2016 - October 31, 2016
Olympia Building Supplies, LLC (FL)	September 1, 2016	3	September 1, 2016 - October 31, 2016
United Building Materials, Inc. (OH)	October 3, 2016	3	October 3, 2016 - October 31, 2016
Ryan Building Materials, Inc. (MI)	October 31, 2016	3	October 31, 2016

Gross Profit and Gross Margin

Gross profit was $371.8 million for the six months ended October 31, 2016 compared to $284.8 million for the six months ended October 31, 2015. The increase in gross profit was due to $231.1 million in additional sales, partially offset by a $144.1 million increase in cost of sales. Gross margin on net sales increased to 32.6% for the six months ended October 31, 2016 compared to 31.3% for the six months ended October 31, 2015 primarily as the result of improved product margins and mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Our selling, general and administrative expenses increased $60.3 million, or 26.8%, to $284.9 million for the six months ended October 31, 2016 from $224.6 million for the six months ended October 31, 2015. This increase was due to increases in warehouse expense of $7.9 million, of which $3.9 million was related to payroll and $2.2 million was related to facility costs; delivery expense of $24.4 million, of which $15.5 million was related to payroll and $4.5 million was related to equipment rental cost increases; and increases in branch and corporate general and administrative expenses of $28.0 million, of which $19.0 million was driven by payroll and payroll related costs, $3.1 million was related to increases in real estate rent expense and the majority of the remaining increase was due to increases in expenses incurred as a result of the Company’s significant growth and recent IPO. The increases in payroll and payroll related costs were primarily due to increased headcount, which in turn was due to the increase in delivered volume and to acquisitions. Selling, general and administrative expenses were 25.0% and 24.7% of our net sales for the six months ended October 31, 2016 and 2015, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense was $33.2 million for the six months ended October 31, 2016 compared to $31.3 million for the six months ended October 31, 2015. The increase is primarily due to an increase in amortization of acquired definite lived intangible assets of $2.6 million, offset by a decrease in depreciation and amortization expense of property and equipment of $0.8 million.

Other Expense

Other expense consists primarily of interest expense associated with our debt, interest income and miscellaneous non‑operating income and expense.

Interest expense of $14.7 million in the six months ended October 31, 2016 decreased by $3.8 million from $18.5 million for the six months ended October 31, 2015. This decrease was primarily driven by the decrease in interest expense (including the decrease in amortization of the related deferred financing costs and original issue discount) of $5.1 million related to the Term Loan Facilities, which was, in turn, primarily the result of the repayment of $160.0 million of the Second Lien Facility. The decrease in interest expense related to the Term Loan Facilities was offset primarily by an increase in interest expense on the ABL Facility of $1.3 million, which was, in turn, due to the increase in the outstanding balance of the ABL Facility from $21.5 million as of October 31, 2015 to $152.4 million as of October 31, 2016. See “—Liquidity and Capital Resources—Our Credit Facilities.”

Also included in “Other expense” is the write-off of debt discount and deferred financing fees of $6.9 million for the six months ended October 31, 2016. This includes $5.4 million which was written off in connection with the repayment of the $160.0 million principal amount of our Second Lien Facility as well as $1.5 million in connection with the refinancing the First Lien Facility.

Income Tax Expense

Income tax expense was $6.9 million for the six months ended October 31, 2016 compared to income tax expense of $5.5 million for the six months ended October 31, 2015. This $1.4 million increase in income tax expense was primarily the result of an increase in taxable income due to higher profitability. Our effective tax rate was 20.7% and 48.4% for the six months ended October 31, 2016 and 2015, respectively. The decrease in the effective tax rate from the six months ended October 31, 2015 to the six months ended October 31, 2016 is primarily due to a $7.0 million decrease in deferred tax liabilities and tax expense resulting from the 338 (h)(10) election made for the Gypsum Supply Company acquisition, which decreased the effective rate by 20.9%, as well as, to a lesser degree, the decreased impact of permanent differences and a decrease in the blended state tax rates.

Net Income

Net income of $26.4 million for the six months ended October 31, 2016 increased $20.6 million from our net income of $5.8 million for the six months ended October 31, 2015. The net income of $26.4 million for the six months ended October 31, 2016 was comprised of operating profit of $53.8 million, interest expense of $14.7 million, write-off of discount and deferred financing fees of $6.9 million, other income of $1.1 million and income tax expense of $6.9 million. The net income of $5.8 million for the six months ended October 31, 2015 was comprised of operating profit of $28.9 million, interest expense of $18.5 million, other income of $0.9 million and income tax expense of $5.5 million.

Adjusted EBITDA

Adjusted EBITDA of $95.5 million for the six months ended October 31, 2016 increased $26.6 million, or 38.6%, from our Adjusted EBITDA of $68.9 million for the six months ended October 31, 2015. The increase in Adjusted EBITDA was primarily due to increased profitability on higher net sales during the six months ended October 31, 2016, which was partially offset by increases in variable costs to support the increased sales volumes. These variable costs include warehouse and delivery costs and other variable compensation costs. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA, reconciliations thereof to net income and a description of why we believe these measures are important.

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

As of October 31, 2016, we had available borrowing capacity of approximately $167.6 million under our $300.0 million ABL Facility. For a summary of selected terms of the ABL Facility and other indebtedness, see “—Our Credit Facilities.” As discussed in "—Recent Events" we amended our ABL Facility on November 18, 2016.

In September 2016, the Company entered into an Incremental First Lien Term Commitments Amendment (the “Incremental Amendment”) to the First Lien Credit Agreement (the “Credit Agreement”), dated April 1, 2014, among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the financial institutions from time to time party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent.

The Incremental Amendment amended the Credit Agreement to, among other things, (i) refinance approximately $381.2 million in currently outstanding existing term loans borrowed under the Credit Agreement with a new tranche of $481.2 million incremental term loans, and (ii) reduce the interest rate applicable to loans borrowed under the Credit Agreement to LIBOR plus 3.50% from LIBOR plus 3.75%.  The portion of the incremental term loans that exceeded the refinanced existing term loans was used to repay the ABL Facility in part.

In fiscal 2016, we amended our ABL Facility to exercise the $100.0 million accordion feature of the ABL Facility which increased the aggregate revolving commitments from $200.0 million to $300.0 million and increased the sublimit for same day swing line borrowings from $20.0 million to $30.0 million. The other terms of the ABL Facility remain unchanged.

For the six months ended October 31, 2016 and 2015, our use of cash was primarily driven by our investing activities, particularly our investments in acquisitions and property and equipment for our operating facilities.

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

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Six Months Ended
	October 31,
	2016	2015
	(in thousands)

Cash provided by (used in) operating activities	$691	$(2,327)
Cash (used in) provided by investing activities	(139,318)	2,560
Cash provided by (used in) financing activities	135,942	(3,097)
Decrease in cash and cash equivalents	$(2,685)	$(2,864)

Operating Activities

Cash provided by, or used in, operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, equity‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities, which were primarily the changes in working capital discussed below.

Net cash provided by operating activities was $0.7 million for the six months ended October 31, 2016. This cash provided was primarily driven by net income of $26.4 million and non-cash adjustments of $42.5 million, including depreciation and amortization of $41.4 million. Cash provided by operating activities was partially offset by cash used to build primary working capital of $32.2 million, primarily driven by an increase in trade accounts and notes receivable and inventory, coupled with cash used for current assets and liabilities, net of $23.6 million and deferred tax benefits of $12.4 million.

Net cash used in operating activities was $2.3 million for the six months ended October 31, 2015. This use of cash was primarily driven by cash used to build primary working capital of $22.7 million, principally receivables, coupled by cash used for current assets and liabilities, net of $10.7 million and deferred taxes of $11.1 million. Cash used in operating activities was partially offset by net income of $5.8 million and non-cash adjustments of $36.4 million, including depreciation and amortization of $33.0 million. The increase in accounts receivable was the result of increased sales.

Investing Activities

Net cash used in investing activities consists primarily of acquisitions; investments in our facilities including purchases of land, buildings, and leasehold improvements; and purchases of fleet assets, IT and other equipment. We present this figure net of proceeds from asset sales which typically relate to sales of our fleet assets and closed facilities.

In the six months ended October 31, 2016, net cash used in investing activities was $139.3 million, which consists of purchases of property and equipment of $5.0 million, net of $1.3 million in proceeds from asset sales and $135.6 million used to acquire businesses during the period.

In the six months ended October 31, 2015, net cash provided by investing activities was $2.6 million, which consists of purchases of property and equipment of $2.7 million, net of $6.1 million in proceeds from asset sales and $0.8 million used to acquire businesses during the period.

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

Net cash provided by financing activities was $135.9 million for the six months ended October 31, 2016, consisting primarily of net borrowings from the ABL Facility of $50.4 million, an extension on the First Lien Facility of $100.0 million and proceeds from the IPO of $156.9 million offset by the repayment of the Second Lien Facility of $160.0 million. In the six months ended October 31, 2015, cash used in financing activities was $3.1 million, which consisted primarily of net borrowings from the ABL Facility of $4.5 million offset by stock repurchases of $5.8 million.

Adjusted Working Capital

Adjusted working capital is an important measurement that we use in determining the efficiencies of our operations and our ability to readily convert assets into cash. Adjusted working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding current maturities of long‑term debt. The material components of adjusted working capital for us include accounts receivable, inventory and accounts payable. Management of our adjusted working capital helps to ensure we can maximize our return and continue to invest in our operations for future growth. Comparing our adjusted working capital to that of other companies in our industry may be difficult, as other companies may calculate adjusted working capital differently than we do. A summary of working capital and adjusted working capital as of October 31, 2016 and April 30, 2016 is shown in the following table:

	October 31,	April 30,
	2016	2016
	(in thousands)
Trade accounts and notes receivable, net of allowances	$324,622	$270,257
Inventories, net	192,422	165,766
Accounts payable	(106,889)	(91,500)
	410,155	344,523
Other current assets	36,910	35,620
Other current liabilities	(92,762)	(129,075)
Working capital	$354,303	$251,068
Cash and cash equivalents	(16,387)	(19,072)
Current maturities of long term debt	11,168	35,581
Adjusted working capital	$349,084	$267,577

Our adjusted working capital increased by $81.5 million from April 30, 2016 to October 31, 2016 as a result of an increase in working capital of $103.2 million and a decrease in cash and cash equivalents of $2.7 million, offset by a $24.4 million decrease in current maturities of long term debt. Working capital increased by $103.2 million as a result of an increase in trade accounts and notes receivable and inventories, net of $54.4 million and $26.7 million, respectively, and decreases in other current liabilities of $36.3 million partially offset by an increase in accounts payable of $15.4 million. The increase in trade accounts and notes receivable was related to increases in sales and to working capital needs related to acquisitions.

Our Credit Facilities

Our long‑term debt consisted of the following at October 31, 2016 and April 30, 2016:

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

In June 2016, we used the IPO proceeds together with cash on hand to repay the $160.0 million principal amount of our Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility during the six months ended October 31, 2016.

In September 2016, we entered into the Incremental Amendment to the Credit Agreement. The Incremental Amendment amended the Credit Agreement to, among other things, (i) refinance approximately $381.2 million in currently outstanding existing term loans borrowed under the Credit Agreement with a new tranche of $481.2 million incremental term loans, and (ii) reduce the interest rate applicable to loans borrowed under the Credit Agreement to LIBOR (subject to a floor of 1.00%) plus a borrowing margin of 3.50% from LIBOR plus a borrowing margin of 3.75%. At October 31, 2016, the borrowing interest rates for the First Lien Facility was 4.50%. Accrued interest, presented within other accrued expenses and current liabilities in our consolidated balance sheets, was approximately $0.4 million and $0.2 million at October 31, 2016 and April 30, 2016, respectively, and cash paid for interest was $11.0 million and $15.7 million in the six months ended October 31, 2016 and 2015, respectively.

Asset Based Lending Facility

The asset‑based revolving credit facility, or the ABL Facility, entered into on April 1, 2014, provides for revolving loans and the issuance of letters of credit up to an initial maximum aggregate principal amount of $200.0 million. Extensions of credit under the ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of six months ended October 31, 2016, there was approximately $0.4 million accrued interest payable on the ABL Facility. In the six months ended October 31, 2016 and 2015, we paid interest and other fees of $2.0 million and $0.8 million, respectively, on the ABL Facility.

In fiscal 2016, we amended our ABL Facility to exercise the $100.0 million accordion feature of the ABL Facility which increased the aggregate revolving commitments from $200.0 million to $300.0 million and increased the sublimit for same day swing line borrowings from $20.0 million to $30.0 million. The other terms of the ABL Facility remain unchanged.

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

As of October 31, 2016,  approximately $167.6 million was available for future borrowings under our ABL Facility.

Subsequent to October 31, 2016, the Company entered into the Second Amendment to the ABL Credit Agreement. The Second Amendment amended the ABL Credit Agreement to, among other things, (i) increase the Revolving Credit Commitments thereunder from $300.0 million  to $345.0 million, and (ii) extend the maturity date of the ABL Credit Agreement from April 1, 2019 to the earlier of (a) November 18, 2021 or (b) the date of termination in whole of the ABL Credit Agreement and the related obligations. The Second Amendment also amended the interest rate margin applicable to loans borrowed under the Credit Agreement to reflect a 0.25% decrease in the interest rate margin at each pricing level (as defined in the ABL Credit Agreement) relative to the interest rate margins charged at the corresponding pricing levels under the Credit Agreement.

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

As of October 31, 2016 and April 30, 2015, there was no requirement for a prepayment related to excess cash flow.

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

Covenants under the ABL Facility and Term Loan Facilities

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants at October 31, 2016 and April 30, 2016.

The Term Loan Facilities contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the Term Loan Credit Agreements, to: (i) incur more indebtedness; (ii) pay dividends, redeem stock or make other distributions; (iii) make investments; (iv) create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; (v) create liens securing indebtedness; (vi) transfer or sell assets; (vii) merge or consolidate; (viii) enter into certain transactions with our affiliates; and (ix) prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants at October 31, 2016 and April 30, 2016.

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

Installment Notes

The installment notes as of October 31, 2016 and April 30, 2016 represent notes for subsidiary stock repurchases from shareholders, notes for the payout of stock appreciation rights and a note to a seller of an acquired business.

Contractual Obligations

As discussed in "—Recent Events" we fully repaid the Second Lien Facility using net proceeds from our IPO in the six months ended October 31, 2016. Other than the repayment of the Second Lien Facility there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, other than those made in the ordinary course of business.

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

Non-GAAP Financial Measures

Adjusted EBITDA

The following is a reconciliation of our net income to Adjusted EBITDA for the six months ended October 31, 2016 and 2015. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. We report our financial results in accordance with GAAP. However, we present Adjusted EBITDA and Adjusted EBITDA margin, which are not recognized financial measures under GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA and Adjusted EBITDA margin is helpful in highlighting trends in our operating results, while other measures can differ significantly depending on long‑term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments.

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

The following is a reconciliation of our net income to Adjusted EBITDA for the three and six months ended October 31, 2016 and 2015:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015 (i)	2016	2015 (i)
	(dollars in thousands)		(dollars in thousands)

Net income	$17,224	$2,825	$26,387	$5,836
Interest expense	8,620	9,260	21,623	18,517
Interest income	(35)	(208)	(78)	(438)
Income tax expense	710	2,623	6,869	5,478
Depreciation expense	6,548	6,465	12,930	13,738
Amortization expense	10,820	8,797	20,233	17,589
EBITDA	$43,887	$29,762	$87,964	$60,720
Stock appreciation rights expense(a)	$(144)	$692	$(236)	$1,286
Redeemable noncontrolling interests(b)	2,531	451	2,823	1,005
Equity-based compensation(c)	686	863	1,359	1,361
Severance and other permitted costs(d)	118	824	258	1,381
Transaction costs (acquisitions and other)(e)	1,827	1,340	2,481	1,755
Loss (gain) on disposal of assets	68	305	(130)	280
Management fee to related party(f)	—	563	188	1,125
Effects of fair value adjustments to inventory(g)	457	—	621	—
Interest rate cap mark-to-market(h)	89	—	132	—
Adjusted EBITDA	$49,519	$34,800	$95,460	$68,913

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

The following is a reconciliation from working capital, the most directly comparable financial measure under GAAP, to adjusted working capital as of the dates presented:

	October 31,	April 30,
	2016	2016
	(in thousands)
Current assets	$553,954	$471,643
Current liabilities	199,651	220,575
Working capital	$354,303	$251,068
Cash and cash equivalents	(16,387)	(19,072)
Current maturities of long term debt	11,168	35,581
Adjusted working capital	$349,084	$267,577

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. However, we have entered into an interest rate cap on three-month U.S. dollar LIBOR based on a strike rate of 2.0%, which effectively caps the interest rate at 5.5% on an initial notional amount of $275.0 million of our variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms. Excluding the impact of this interest rate cap and the interest rate floor on the First Lien Facility, each 1% increase in interest rates on the First Lien Facility would increase our annual interest expense by approximately $4.8 million based on balances outstanding under the First Lien Facility as of October 31, 2016. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $3.5 million increase in our annual interest expense on the ABL Facility. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements, as discussed below under "—Derivative Financial Instruments." As of October 31, 2016, $152.4 million was outstanding under the ABL Facility and $167.6 million was available for future borrowings under the ABL Facility. In addition, we had $480.0 million outstanding under the First Lien Facility.

Other than noted above, there have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the company, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of their inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their evaluation, as of the end of the period covered in this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

Remediation Efforts and Status of Previously Disclosed Material Weaknesses

As previously disclosed in the prospectus filed with the SEC on May 27, 2016 in connection with the initial public offering, or IPO, of our common stock we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses included an insufficient complement of personnel with a level of U.S. GAAP accounting knowledge commensurate with our financial reporting requirements, a lack of formal accounting policies and procedures, ineffective IT general computer controls and a lack of controls over the preparation and review of manual journal entries. The material weakness related to our IT general controls could impact the effectiveness of our IT-dependent controls which could result in our inability to prevent or detect material misstatements in our financial statement accounts or disclosures. These deficiencies previously resulted in material adjustments to correct the previously issued fiscal 2013 and 2014 consolidated financial statements of our wholly owned subsidiary, GYP Holdings III Corp., and could result in material misstatements to our consolidated financial statements that would not be prevented or detected.

We are currently in the process of remediating the above material weaknesses and have taken several steps to improve our internal control over financial reporting. While we are pleased with the progress of our remediation efforts to date, we will continue to evaluate their effectiveness on our remediation status and may determine to take additional measures to address the material weaknesses or otherwise modify our remediation plan. Our finance and IT leadership continues to closely evaluate, supplement, and make changes, as needed, to the complement of resources responsible for our ongoing remediation efforts and the effectiveness of internal control over financial reporting.  However, while we have made progress in the overall remediation status, the material weaknesses cannot be considered remediated until the applicable controls have been designed, implemented and operated for a sufficient period of time and management has concluded that these controls are operating effectively.

To address the material weakness associated with an insufficient complement of personnel with a level of U.S. GAAP accounting knowledge commensurate with our financial reporting requirements, we have taken the following measures:

•	Beginning in early 2015, we hired additional financial reporting personnel with technical accounting and financial reporting experience.
•

During fiscal 2016 and in the first quarter of fiscal 2017, we made changes to our financial reporting and accounting resources, including adjusting the roles and responsibilities of these resources to align with their experience and expertise.

•

In fiscal 2016, we enhanced our internal audit function through the engagement of a third party professional services firm and the hiring of an experienced senior manager of internal audit with public company experience to lead our internal audit function and assist us in the monitoring of internal control over financial reporting.

To address the material weakness related to formal accounting policies and procedures, we have taken the following measures over the last twelve months:

•	We developed and implemented formal accounting policies and procedures, including those designed to evaluate the impact of new accounting pronouncements.
•	We provided training to our entire accounting organization in order to enhance the level of communication and understanding of internal controls.
•

We established a disclosure committee designed to strengthen the effectiveness of our disclosure controls and evaluate whether our financial statements and public filings include the appropriate disclosures.

To address the material weakness associated with ineffective IT general computer controls, over the last twelve months, we have been developing and implementing numerous enhancements to our IT infrastructure and to the design of our IT policies and procedures. Specifically, we have performed the following:

•

We developed policies and procedures related to the management and approval of changes in our IT environment, including procedures to review changes in IT data and the configuration of systems. We are in the final phase of implementing these policies and procedures.

•

We developed policies and procedures related to security access, including policies and procedures to set up or remove users to our IT systems. We are in the final phase of implementing these policies and procedures.

•

We established policies and procedures for the performance of security access reviews of our key financial systems’ users to ensure the appropriateness of their roles and security access levels. These access reviews will be performed on a periodic basis. Management is in the process of finalizing the initial series of these reviews.

•

We developed monitoring activities designed to effectively mitigate lack of segregation of duties in IT development and production roles. We are in the final phase of implementing these policies and procedures.

To address the material weakness associated with the lack of controls over the preparation and review of manual journal entries, we developed controls designed to segregate the duties of creating and posting accounting journal entries, which we implemented during the fiscal quarter ended October 31, 2016. We continue to review these controls and are assessing whether additional enhancements are necessary to remediate the related material weakness.

Changes in Internal Control Over Financial Reporting

Except as described above in “—Remediation Efforts and Status of Previously Disclosed Material Weaknesses,” there were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos‑containing products they distributed prior to 1979. Since 2002 and as of October 31, 2016, approximately 970 asbestos‑related personal injury lawsuits have been brought and we vigorously defend against them. Of these, 873 have been dismissed without any payment by us, 27 are on deferred or inactive court dockets, 65 are pending and only 5 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 1A.  Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On May 25, 2016, our registration statement on Form S-1 (File No. 333-205902) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 8,050,000 shares of our common stock (inclusive of 1,050,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price to the public of $21.00 per share for aggregate gross offering proceeds of approximately $169.1 million. Barclays Capital Inc. and Credit Suisse Securities (USA) LLC acted as joint book-running managers and as representatives of the underwriters in the offering. RBC Capital Markets, Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC acted as joint book-running managers in the offering. SunTrust Robinson Humphrey, Inc., Raymond James & Associates, Inc. and Stephens Inc. acted as co-managers in the offering. On June 1, 2016, we closed the sale of such shares, resulting in net proceeds to us of approximately $156.9 million after deducting underwriting discounts and commissions of approximately $11.8 million and other offering expenses of approximately $0.4 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

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

GMS INC.

Date: December 13, 2016	By:	/s/ H. Douglas Goforth
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

10.1

Incremental First Lien Term Commitments Amendment, dated September 27, 2016, to First Lien Credit Agreement, dated April 1, 2014, amount GYP Holdings III Corp., the financial institutions from time to time party thereto, as lenders, and Credit Suisse AG, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-k filed on September 29, 2016 (File No. 001-37784)).

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