Form 10-Q
period 2017-01-31
GMS Inc.
filed 2017-03-09
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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
Yes ☐ No ☒

There were 40,942,905 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 9, 2017.

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

PART I – Financial Information

Item 1.  Financial Statements (Unaudited)

GMS Inc.

Condensed Consolidated Balance Sheets (Unaudited)

January 31, 2017 and April 30, 2016

(in thousands of dollars, except share data)

	January 31,	April 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$10,602	$19,072
Trade accounts and notes receivable, net of allowances of $9,963 and $8,607, respectively	310,093	270,257
Inventories, net	205,007	165,766
Prepaid expenses and other current assets	17,826	16,548
Total current assets	543,528	471,643
Property and equipment, net of accumulated depreciation of $68,215 and $54,377, respectively	154,553	153,260
Goodwill	425,933	386,306
Intangible assets, net	262,533	221,790
Other assets	8,180	7,815
Total assets	$1,394,727	$1,240,814
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$106,779	$91,500
Accrued compensation and employee benefits	50,229	51,680
Other accrued expenses and current liabilities	37,345	41,814
Current portion of long-term debt	11,235	8,667
Revolving credit facility	—	26,914
Total current liabilities	205,588	220,575
Non-current liabilities:
Long-term debt, less current portion	601,044	609,029
Deferred income taxes, net	32,327	41,203
Other liabilities	34,252	33,600
Liabilities to noncontrolling interest holders, less current portion	22,232	25,247
Total liabilities	895,443	929,654
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 500,000,000 shares; 40,942,905 and 32,892,905 shares issued at January 31, 2017 and April 30, 2016, respectively	409	329
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; 0 shares issued at January 31, 2017 and April 30, 2016, respectively	—	—
Additional paid-in capital	487,436	334,244
Retained earnings (accumulated deficit)	12,349	(22,265)
Accumulated other comprehensive loss	(910)	(1,148)
Total stockholders’ equity	499,284	311,160
Total liabilities and stockholders’ equity	$1,394,727	$1,240,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Net sales	$562,523	$420,482	$1,704,169	$1,331,000
Cost of sales (exclusive of depreciation and amortization shown separately below)	376,796	286,322	1,146,633	912,039
Gross profit	185,727	134,160	557,536	418,961
Operating expenses:
Selling, general and administrative	147,260	112,242	432,116	336,804
Depreciation and amortization	18,316	16,009	51,479	47,336
Total operating expenses	165,576	128,251	483,595	384,140
Operating income	20,151	5,909	73,941	34,821
Other (expense) income:
Interest expense	(7,431)	(9,473)	(22,162)	(27,990)
Write-off of debt discount and deferred financing fees	(211)	—	(7,103)	—
Other income, net	1,081	533	2,170	1,452
Total other (expense), net	(6,561)	(8,940)	(27,095)	(26,538)
Income (loss) before taxes	13,590	(3,031)	46,846	8,283
Provision for (benefit from) income taxes	5,363	(819)	12,232	4,659
Net income (loss)	$8,227	$(2,212)	$34,614	$3,624
Weighted average shares outstanding:
Basic	40,942,905	32,890,930	40,035,450	32,768,418
Diluted	41,577,675	32,890,930	40,670,220	32,987,170
Net income (loss) per share:
Basic	$0.20	$(0.07)	$0.86	$0.11
Diluted	$0.20	$(0.07)	$0.85	$0.11
Comprehensive income (loss):
Net income (loss)	$8,227	$(2,212)	$34,614	$3,624
Increase (decrease) in fair value of financial instrument, net of tax	226	(384)	238	(1,089)
Comprehensive income (loss)	$8,453	$(2,596)	$34,852	$2,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Nine Months Ended January 31, 2017 and Year Ended April 30, 2016

(in thousands of dollars, except share data)

				Retained	Accumulated
			Additional	Earnings	Other			Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity
Balances at May 1, 2015	32,757,905	$328	$329,884	$(30,650)	$10	—	$—	$299,572
Net income	—	—	—	12,564	—	—	—	12,564
Change in accounting for liability awards	—	—	—	(3,208)	—	—	—	(3,208)
Decrease in fair value of financial instruments, net of tax	—	—	—	—	(1,158)	—	—	(1,158)
Equity-based compensation	—	—	2,699	—	—	—	—	2,699
Stock repurchases	—	—	—	—	—	394,577	(5,827)	(5,827)
Exercise of stock options	135,000	1	1,661	(971)	—	(394,577)	5,827	6,518
Balances at April 30, 2016	32,892,905	$329	$334,244	$(22,265)	$(1,148)	—	$—	$311,160
Net income	—	—	—	34,614	—	—	—	34,614
Increase in fair value of financial instruments, net of tax	—	—	—	—	238	—	—	238
Equity-based compensation	—	—	1,860	—	—	—	—	1,860
Issuance of common stock in initial public offering, net of underwriting discounts and offering costs	8,050,000	80	151,332	—	—	—	—	151,412
Balances at January 31, 2017	40,942,905	$409	$487,436	$12,349	$(910)	—	$—	$499,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars)

	Nine Months Ended
	January 31,
	2017	2016
Cash flows from operating activities:
Net income	$34,614	$3,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	19,395	20,207
Accretion and amortization of debt discount and deferred financing fees	9,142	2,560
Amortization of intangible assets	32,084	27,129
Provision for losses on accounts and notes receivable	(434)	3
Provision for obsolescence of inventory	427	83
Decrease in fair value of contingent consideration	(388)	—
Equity-based compensation	1,669	3,742
Net (gain) loss on sale or impairment of assets	(242)	76
Trade accounts and notes receivable	(3,179)	1,874
Inventories	(25,708)	(271)
Accounts payable	318	(14,132)
Deferred income tax benefit	(14,773)	(6,657)
Prepaid expenses and other assets	(1,425)	(4,123)
Accrued compensation and employee benefits	(3,057)	(11,929)
Other accrued expenses and liabilities	(321)	5,419
Liabilities to noncontrolling interest holders	908	1,189
Income tax receivable / payable	(12,690)	(10,892)
Cash provided by operating activities	36,340	17,902
Cash flows from investing activities:
Purchases of property and equipment	(6,900)	(3,995)
Proceeds from sale of assets	3,245	6,763
Acquisition of businesses, net of cash acquired and amounts received from working capital settlements	(141,650)	(83,711)
Cash used in investing activities	(145,305)	(80,943)
Cash flows from financing activities:
Repayments on the revolving credit facility	(817,598)	(444,706)
Borrowings from the revolving credit facility	836,507	512,847
Payments of principal on long-term debt	(3,381)	(2,956)
Principal repayments of capital lease obligations	(3,819)	(3,182)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	156,941	—
Repayment of term loan	(160,000)	—
Proceeds from term loan amendment	481,225	—
Repayments on term loan amendment	(381,225)	—
Debt issuance costs on revolving credit facility amendment	(1,342)	—
Debt issuance costs on term loan amendment	(2,487)	—
Stock repurchases	—	(5,827)
Exercise of stock options	—	6,519
Payments of contingent consideration	(4,326)	(4,555)
Cash provided by financing activities	100,495	58,140
Decrease in cash and cash equivalents	(8,470)	(4,901)
Balance, beginning of period	19,072	12,284
Balance, end of period	$10,602	$7,383
Supplemental cash flow disclosures:
Cash paid for income taxes	$39,831	$22,250
Cash paid for interest	20,038	24,869
Supplemental schedule of noncash activities:
Assets acquired under capital lease	$6,667	$4,140
Change in fair value of derivative instrument	4	1,696
Issuance of installment notes associated with equity-based compensation liability awards	5,353	1,157
Increase (decrease) in insurance claims payable and insurance recoverable	856	(26,350)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended July 31, 2016 and 2015

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies

The terms “we,” “our,” “us,” “Successor” or the “Company” refer to GMS Inc., formerly GYP Holdings I Corp., and its subsidiaries. When such terms are used in this manner throughout the notes to the condensed consolidated financial statements, they are in reference only to the corporation, GMS Inc. and its subsidiaries, and are not used in reference to the Board of Directors, corporate officers, management, or any individual employee or group of employees.

On April 1, 2014, the Successor acquired, through its wholly‑owned entities, GYP Holdings II Corp. and GYP Holdings III Corp., all of the capital stock of Gypsum Management and Supply, Inc. (the “Predecessor”). Successor is majority owned by certain affiliates of AEA Investors LP, or “AEA,” and certain of our other stockholders. We refer to this acquisition as the “Acquisition” and April 1, 2014 as the “Acquisition Date.” We changed our name from GYP Holdings I Corp. to GMS Inc. on July 6, 2015.

We have no independent operations and our only asset is our investment in the Predecessor.

Business

Founded in 1971, we are a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary specialty building products. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We have created a national footprint with more than 200 branches across 42 states.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission that permit reduced disclosure for interim periods. The condensed consolidated balance sheet as of April 30, 2016 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

Revision of Financial Statements

During the preparation of the Annual Report on Form 10-K for the year ended April 30, 2016, the Company determined that an inappropriate statutory tax rate was used to value deferred tax liabilities related to certain assets purchased in the Acquisition as of April 1, 2014. This resulted in an understatement of “Deferred income taxes, net” and “Goodwill”  of $6,400 and $4,300, respectively, as of April 30, 2015, and an overstatement of “Provision for (benefit from) income taxes” and an understatement of “Net income (loss)” of $2,100 for the year ended April 30, 2015. The Company assessed the materiality of the misstatement in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and concluded that this misstatement was not material to the Company’s Consolidated Financial Statements for the prior periods and that amendments of previously filed reports were not required. However, the Company determined that the impact of the corrections would be too significant to record in the fourth quarter of fiscal 2016. As such, the revision for the correction is reflected in the nine months ended January 31, 2016 financial information in this Quarterly Report on Form 10‑Q. Disclosure of the revised amounts will also be reflected in future filings containing the applicable periods.

The effect of this revision on the line items within the Company’s Condensed Consolidated Statement of Operations for the nine months ended January 31, 2016 was as follows:

	Nine Months Ended
	January 31, 2016
	As previously
	reported	Adjustment	As revised
Provision for income taxes	$5,334	$(675)	$4,659
Net income	$2,949	$675	$3,624
Net income per share:
Basic	$0.09	$0.02	$0.11
Diluted	$0.09	$0.02	$0.11

The effect of this revision on the line items within the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended January 31, 2016 was as follows:

	Nine Months Ended
	January 31, 2016
	As previously
	reported	Adjustment	As revised
Net income	$2,949	$675	$3,624
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax expense	(5,982)	(675)	(6,657)
Cash used in operating activities	$17,902	$—	$17,902

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

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

At January 31, 2017 and April 30, 2016, the aggregate liabilities for medical self‑insurance were $3,125 and $3,342, respectively, and are recorded in “Other accrued expenses and current liabilities” within the Condensed Consolidated Balance Sheets. At January 31, 2017 and April 30, 2016, reserves for general liability, automobile and workers’ compensation totaled approximately $13,766 and $12,213 respectively, and are recorded in “Other accrued expenses and current liabilities” and “Other liabilities” in the Condensed Consolidated Balance Sheets. In fiscal 2015, a material claim was settled by our insurance carrier in the amount of approximately $26,000 and was paid by our insurance carrier in full, subject to the deductible, during the nine months ended January 31, 2016. At January 31, 2017 and April 30, 2016, amounts recoverable for general liability, automobile and workers’ compensation, totaled approximately $5,690 and $4,832, respectively and are recorded in “Prepaid expenses and other current assets” and “Other assets” in the Condensed Consolidated Balance Sheets.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

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

Treasury Stock

In the nine months ended January 31, 2016, we repurchased 394,577 shares of our common stock at a cost of $5,827 in connection with our separation agreement with a former employee. We then reissued these shares for proceeds of $4,856 during the nine months ended January 31, 2016. The difference between the cost of the treasury stock and the proceeds from its reissuance was accounted for, using the “cost” method, as a decrease to “Retained earnings (accumulated deficit)” of $971.

Net Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted‑average number of outstanding shares of common stock for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if instruments that may require the issuance of common stock in the future were settled and the underlying shares of common stock were issued. Diluted earnings (loss) per share is computed by increasing the weighted‑average number of outstanding shares of common stock computed in basic earnings (loss) per share to include the dilutive effect of stock options and other equity‑based instruments held by the Company’s employees and directors during each period.

In periods of net loss, the number of shares used to calculate diluted earnings (loss) per share is the same as basic net earnings (loss) per share. Therefore, for the three months ended January 31, 2016, diluted net loss per common share equals basic net loss per common share as the effect of stock options and other equity-based instruments (collectively “stock-based compensation securities”) are anti-dilutive because the Company incurred losses from continuing operations in this period.

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

Deferred Taxes—In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes” ("ASU 2015-17"). This amendment changes how deferred taxes are recognized by eliminating the requirement to present deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement is to classify all deferred tax liabilities and assets as noncurrent. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to all periods presented. The Company early adopted ASU 2015-17 retrospectively as of July 31, 2016. As a result, $11,047 of our deferred tax assets previously presented in current assets as of April 30, 2016 have been reclassified to “Deferred income taxes, net”, a long-term liability, in the Condensed Consolidated Balance Sheet as of that date. Adoption of this standard did not impact results of operations or cash flows in the current or previous reporting periods.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

Required Assessment of Going Concern – In August 2014, the FASB issued an accounting standard update that regardless of financial condition, requires every entity to assess its ability to continue operating as a going concern for the period of time that extends one year from the issuance of interim or annual financial statements. The standard is effective for the Company for its fiscal year ending April 30, 2017.  If a quarterly or annual assessment indicates the presence of one or more conditions that raise substantial doubt, as defined in the standard, about an entity's ability to continue as a going concern for the upcoming one-year period, the standard requires disclosures in the footnotes that accompany the financial statements. Otherwise, no disclosure is required about the assessment results. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements or related disclosures.

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

Financial Instruments — In January 2016, the FASB issued an accounting standard update that changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

Share-Based Compensation — In March 2016, the FASB issued an accounting standard update that impacts the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the Consolidated Statements of Cash Flows. The accounting standard will be effective for the Company beginning the first quarter of fiscal 2018, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

Credit Losses of Financial Instruments — In June 2016, the FASB issued an accounting standard update that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2021 on a modified retrospective basis, and early adoption in fiscal 2020 is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

Definition of a Business — In January 2017, the FASB issued an accounting standard update that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a prospective basis. The impact of this accounting standard update will be facts and circumstances dependent, but the Company does not expect the adoption of this accounting standard to have an impact on its consolidated financial statements.

Simplifying the Test for Goodwill Impairment — In January 2017, the FASB issued an accounting standard update that removes Step 2 of the goodwill impairment test, which requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Under the accounting standard update, goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2021 on a prospective basis, and early adoption is permitted. The Company does not expect that this accounting standard update will impact the results of its goodwill impairment tests.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

(a)          2017 Acquisitions

In the nine months ended January 31, 2017, the Company completed the following acquisitions, with an aggregate purchase price of $151,186, comprised of $145,248 of cash consideration and $5,938 of contingent consideration, subject to finalization of working capital settlement amounts.

Company name	Form of acquisition	Date of acquisition
Wall & Ceiling Supply Co., Inc.	Purchase of net assets	May 2, 2016
Rockwise, LLC	Purchase of net assets	July 5, 2016
Steven F. Kempf Building Materials, Inc.	Purchase of net assets	August 29, 2016
Olympia Building Supplies, LLC/Redmill, Inc.	Purchase of 100% of outstanding common stock	September 1, 2016
United Building Materials, Inc.	Purchase of net assets	October 3, 2016
Ryan Building Materials, Inc.	Purchase of net assets	October 31, 2016
Interior Products Supply	Purchase of net assets	December 5, 2016

The preliminary allocation of purchase consideration for these acquisitions is summarized as follows:

Preliminary
purchase price
allocation
January 31, 2017
Cash and cash equivalents	$1,555
Trade accounts and notes receivable	35,681
Inventories	13,961
Property and equipment	8,615
Other assets	613
Tradenames	9,490
Customer relationships	63,310
Goodwill	39,903
Deferred tax liability	(5,898)
Liabilities assumed	(16,044)
Purchase price	$151,186

Goodwill of $25,795 and other intangible assets of $52,200 are expected to be deductible for U.S. federal income tax purposes. Goodwill of $14,108 and other intangible assets of $20,600 are expected to be nondeductible for U.S. federal income tax purposes. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are preliminary. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the applicable acquisition date. The pro forma impact of these acquisitions is not presented as it is not considered material to our Consolidated Financial Statements.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

(b)          2016 Acquisitions

In fiscal 2016, the Company completed the following acquisitions, with an aggregate purchase price of $117,233, comprised of $113,801 of cash consideration and $3,432 of contingent consideration, subject to the finalization of working capital settlement amounts. The pro forma impact of these acquisitions is not presented as it is not considered material to our Consolidated Financial Statements.

Company name	Form of acquisition	Date of acquisition
Tri-Cities Drywall & Supply Co.	Purchase of net assets	September 29, 2015
Badgerland Supply, Inc.	Purchase of net assets	November 2, 2015
Hathaway & Sons, Inc.	Purchase of net assets	November 9, 2015
Gypsum Supply Company	Purchase of 100% of outstanding common stock	January 1, 2016
Robert N. Karpp Co., Inc.	Purchase of net assets	February 1, 2016
Professional Handling & Distribution, Inc.	Purchase of net assets	February 1, 2016
M.R. Lee Building Materials, Inc.	Purchase of net assets	April 4, 2016

The preliminary allocation of purchase consideration for these acquisitions is summarized as follows:

	Preliminary		Preliminary
	purchase price		purchase price
	allocation	Adjustments/	allocation
	April 30, 2016	Reclassifications	January 31, 2017
Cash and cash equivalents	$956	$—	$956
Trade accounts and notes receivable	26,707	322	27,029
Inventories	17,543	—	17,543
Property and equipment	9,236	—	9,236
Other assets	809	1	810
Tradenames	12,500	—	12,500
Below market leases	2,020	—	2,020
Customer relationships	29,055	—	29,055
Goodwill	38,833	(276)	38,557
Deferred tax liability	(6,676)	—	(6,676)
Liabilities assumed	(13,804)	7	(13,797)
Purchase price	$117,179	$54	$117,233

During the first nine months of fiscal 2017, the Company recorded adjustments to working capital resulting in a decrease in total consideration paid of $54. Goodwill of $13,515 and other intangible assets of $26,335 are expected to be deductible for U.S. federal income tax purposes. Goodwill of $25,042 and other intangible assets of $17,240 are expected to be nondeductible for U.S. federal income tax purposes. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize the fair values of acquisitions for which final working capital settlements have not been determined. The additional information necessary is that which will result from final working capital settlements; such changes are not expected to be significant. The Company expects to complete the purchase price allocation for these acquisitions as soon as practicable but no later than one year from the applicable acquisition date.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

3. Goodwill and Intangible Assets

The following table represents the activity of “Goodwill” from May 1, 2015 to January 31, 2017:

Carrying
Amount
Balance at May 1, 2015	$348,811
Working capital adjustments	(1,338)
Goodwill acquired during the year	38,833
Balance at April 30, 2016	386,306
Working capital adjustments	(276)
Goodwill acquired during the period	39,903
Balance at January 31, 2017	$425,933

During the nine months ended January 31, 2017, the Company recorded $63,310 and $9,490 in customer relationships and tradenames, respectively, as a result of the Wall & Ceiling Supply Co., Inc., Rockwise, LLC, Steven F. Kempf Building Materials, Inc., Olympia Building Supplies, LLC, United Building Materials, Inc., Ryan Building Materials, Inc. and Interior Products Supply acquisitions discussed in Note 2. The recently acquired customer relationships and tradenames will be amortized over weighted-average periods of 11.6 years and 16.3 years, respectively.

The Company’s definite lived intangible assets as of January 31, 2017 and April 30, 2016 consist of the following:

	Estimated	Weighted	January 31, 2017
	useful	average	Gross		Net
	lives	amortization	carrying	Accumulated	carrying
	(years)	period	amount	amortization	value
Amortizable intangible assets:
Customer relationships	5 - 13	10.9	$271,877	$100,364	$171,513
Definite lived tradenames	5 - 20	18.3	25,250	1,342	23,908
Vendor agreement	8	—	5,644	1,999	3,645
Leasehold interests	7 - 13	8.2	2,516	417	2,099
Totals			$305,287	$104,122	$201,165

	Estimated	Weighted	April 30, 2016
	useful	average	Gross		Net
	lives	amortization	carrying	Accumulated	carrying
	(years)	period	amount	amortization	value
Amortizable intangible assets:
Customer relationships	5 - 13	10.8	$208,526	$69,929	$138,597
Definite lived tradenames	5 - 20	19.5	15,760	447	15,313
Vendor agreement	8	—	5,644	1,470	4,174
Leasehold interests	7 - 13	8.2	2,516	178	2,338
Totals			$232,446	$72,024	$160,422

The Company’s indefinite lived intangible assets consist of tradenames which have a carrying amount of $61,368 as of January 31, 2017 and April 30, 2016.

Amortization expense related to intangible assets was $11,851 and $32,084 for the three and nine months ended January 31, 2017, respectively, and $9,540 and $27,129 for the three and nine months ended January 31, 2016, respectively. Amortization expense is recorded in “Depreciation and amortization” expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

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

ABL Facility Amendment

On November 18, 2016, the Company entered into a Second Amendment to ABL Credit Agreement (the “Second Amendment”) which amended the existing ABL Credit Agreement, dated April 1, 2014 (as amended by that certain First Amendment to ABL Credit Agreement, dated as of February 17, 2016, the “ABL Credit Agreement”), among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the lenders party hereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent for the lenders.

The Second Amendment amended the ABL Credit Agreement to, among other things, (i) increase the Revolving Credit Commitments thereunder from $300,000 to $345,000, and (ii) extend the maturity date of the ABL Credit Agreement from April 1, 2019 to the earlier of (a) November 18, 2021 or (b) the date of termination in whole of the ABL Credit Agreement and the related obligations. The Second Amendment amended the interest rate margin applicable to loans borrowed under the Credit Agreement to reflect a 0.25% decrease in the interest rate margin at each pricing level (as defined in the ABL Credit Agreement) relative to the interest rate margins charged at the corresponding pricing levels under the Credit Agreement. In addition, we recorded a write-off of debt discount and deferred financing fees of $211 to “Write-off of discount and deferred financing fees” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

Long‑term debt at January 31, 2017 and April 30, 2016 consists of the following:

	January 31,	April 30,
	2017	2016
First Lien Term Loan due 2021 (1) (2)	$470,978	$373,998
Second Lien Term Loan due 2022 (3) (4)	—	154,517
ABL Facility	120,821	101,910
Capital lease obligations, at an annual rate of 5.50%, due in monthly installments through August 2022	14,283	11,449
Installment notes at fixed rates up to 2.7%, due in monthly and annual installments through April 2021	6,197	2,736
	612,279	644,610
Less: Current portion	11,235	35,581
Total long‑term debt	$601,044	$609,029

(1)	Net of unamortized discount of $1,764 and $1,355 as of January 31, 2017 and April 30, 2016, respectively.
(2)	Net of deferred financing costs of $6,077 and $6,847 as of January 31, 2017 and April 30, 2016, respectively.
(3)	Net of unamortized discount of $1,183 at April 30, 2016.
(4)	Net of deferred financing costs of $4,300 at April 30, 2016.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

The Company had valuation allowances of $83 against its deferred tax assets related to certain tax jurisdictions as of January 31, 2017 and April 30, 2016. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.

The Company made an election under section 338 (h)(10) of the Internal Revenue Code which effectively changed the tax treatment of the Company’s acquisition of Gypsum Supply Company from a stock transaction to an asset transaction for tax purposes. As a result of this election, the Company decreased its deferred tax liabilities and tax expense in the prior quarter ended October 31, 2016 by $6,950.

The effective income tax rate on continuing operations for the nine months ended January 31, 2017 was 26.1% compared to an effective income tax rate of 56.2% for the nine months ended January 31, 2016. The decrease in the effective income tax rate is primarily due to the 338 (h)(10) election made for the Gypsum Supply Company acquisition, the decreased impact of permanent differences and a decrease in the blended state tax rate.

The Company had no material uncertain tax positions as of January 31, 2017 and April 30, 2016.

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

7. Equity‑Based Compensation

General

The Company has a 2014 GYP Holdings I Corp. Stock Option Plan, (the “Plan”) that provides for granting of stock options and other equity awards. The Plan authorizes 3,591,422 shares of common stock for issuance. The stock options granted under the plan vest over a four-year period and have a 10‑year term. The plan is designed to motivate and retain individuals who are responsible for the attainment of our primary long‑term performance goals. The plan provides a means whereby our employees and directors develop a sense of ownership and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. The Company accounts for share‑based awards in accordance with ASC 718. ASC 718 requires measurement of compensation cost for all share‑based awards at fair value on the grant date (or measurement date if different) and recognition of compensation expense, net of estimated forfeitures, over the requisite service period for awards expected to vest.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

Stock Option Awards

We utilize the Black‑Scholes option‑pricing model to estimate the grant‑date fair value of all stock options. The Black‑Scholes option‑pricing model requires the use of weighted average assumptions for estimated expected volatility, estimated expected term of stock options, risk‑free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Prior to our IPO discussed in Note 1, “—Initial Public Offering,” we did not have sufficient history to estimate the expected volatility of our common stock price, therefore expected volatility has been based on the average volatility of peer public entities that are similar in size and industry. We estimate the expected term of all stock options based on previous history of exercises. The risk‑free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield is 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the trading day immediately preceding the date of the grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually. The weighted average assumptions used in the Black‑Scholes option‑pricing model during the nine months ended January 31, 2017 are set forth below:

January 31, 2017
Volatility	41.10%
Expected life (years)	6.0
Risk‑free interest rate	1.53%
Dividend yield	—%

In the nine months ended January 31, 2017, the Company issued 170,539 stock option awards to employees that vest based on service only. The weighted average grant date fair value of each stock option was $9.53 and the aggregate fair value of options outstanding was $1,625. All of these awards vest over a four‑year period. Additionally, all these options could vest earlier in the event of a change in control, merger or other acquisition. This expense is recorded on an accelerated basis over the requisite service period of each separate vesting tranche. Share‑based compensation expense related to stock options was  $577 and $1,860 for the three and nine months ended January 31, 2017, respectively, and $729 and $2,089 for the three and nine months ended January 31, 2016, respectively. Share-based compensation expense was included as a component of “Selling, general and administrative” expenses in our Condensed Consolidated Statements of Operations and Comprehensive Income. At January 31, 2017, the unrecognized compensation expense related to stock option awards was $2,109 with a remaining weighted average life of 7.67 years.

The Company did not issue any stock option awards during the nine months ended January 31, 2016.

A summary of stock option activity for the nine months ended January 31, 2017 follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	life (years)	value
Outstanding at May 1, 2016	1,935,106	$12.37
Options granted	170,539	$23.04
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Outstanding at January 31, 2017	2,105,645	$13.37	7.46	$34,675
Exercisable at January 31, 2017	1,090,610	$12.47	7.26	$18,942
Expected to vest after January 31, 2017	1,015,035	$14.34	7.67	$15,733

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

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

8. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

Certain subsidiaries have equity based compensation arrangements with certain of the subsidiary’s employees and minority shareholders. These arrangements are stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders. Since these arrangements are typically settled in cash or notes, and do not meet the criteria established by ASC 718 to be accounted for in “Stockholders’ equity”, they are accounted for as liability awards. These liability awards are reflected at their fair values as of January 31, 2017 and April 30, 2016.

Stock appreciation rights—Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over four years, upon a triggering event. Vesting periods vary by grant date and range from fiscal 2017 to fiscal 2018. Current liabilities related to these plans of $820 and $808 were included in “Accrued compensation and employee benefits” at January 31, 2017 and April 30, 2016, respectively. Long‑term liabilities related to these plans of $18,950 and $19,725 were recorded as components of “Other liabilities” at January 31, 2017 and April 30, 2016, respectively. The redemption value as of January 31, 2017 is $11,224. Below is a summary of changes to the liability:

Stock appreciation rights as of April 30, 2016 (at fair value)	$20,533
Amounts redeemed	(28)
Change in fair value	(735)
Stock appreciation rights as of January 31, 2017 (at fair value)	$19,770

Deferred compensation—Certain shareholders of the Company’s subsidiaries have entered into other deferred compensation agreements that granted the shareholders a payment based on a percentage in excess of book value, adjusted for certain provisions, upon an occurrence as defined in the related agreements, which are called “Buy Sell” agreements. The long-term liabilities related to these plans of $3,359 and $3,270 were included in “Other liabilities” at January 31, 2017 and April 30, 2016, respectively. Current liabilities related to these plans of $335 and $0 were included in “Accrued compensation and employee benefits” at January 31, 2017 and April 30, 2016, respectively. These instruments are redeemed in cash or installment notes, generally paid in annual installments generally over the five years following termination of employment. The redemption value as of January 31, 2017 is $3,954. Below is a summary of changes to the liability:

Deferred compensation as of April 30, 2016 (at fair value)	$3,270
Amounts redeemed	—
Change in fair value	424
Deferred compensation as of January 31, 2017 (at fair value)	$3,694

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

Liabilities related to these agreements are classified as share based liability awards and are measured at fair value under ASC 718. As of January 31, 2017 and April 30, 2016, the total fair value of these liabilities was $23,909 and $26,585, respectively. Amounts expected to be paid in the next year as of January 31, 2017 and April 30, 2016 are

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

included in “Accrued compensation and employee benefits” in the amounts of $1,677 and $1,338, respectively. As of January 31, 2017 and April 30, 2016, long-term liabilities related to this plan of $22,232 and $25,247, respectively, were included in “Liabilities to noncontrolling interest holders, less current portion.” The redemption value as of January 31, 2017 is $25,630. Below is a summary of changes to the liability:

Non‑controlling interests as of April 30, 2016 (at fair value)	$26,585
Amounts redeemed	(5,354)
Change in fair value	2,678
Non-controlling interests as of January 31, 2017 (at fair value)	$23,909

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

9. Transactions With Related Parties

The Company leases office and warehouse facilities from partnerships or entities owned by certain stockholders of GMS Inc. and its subsidiaries and other GMS employees that were the owners of companies that the Company has acquired. At January 31, 2017, these leases had expiration dates through fiscal 2021. Rent expense related to these leases included in the accompanying Condensed Consolidated Financial Statements approximated $195 and $585 for the three and nine months ended January 31, 2017, respectively, and $195 and $390 for the three and nine months ended January 31, 2016, respectively. Rent expense related to these leases is recorded in “Selling, general and administrative” expenses.

The Company purchases inventories from its former subsidiary, Southern Wall Products, Inc. (“SWP”), on a continuing basis. Certain stockholders of the Company are stockholders of SWP, which was spun‑off from Gypsum Management and Supply, Inc. on August 31, 2012. The Company purchased inventory from SWP for distribution in the amount of $3,158 and $9,629 in the three and nine months ended January 31, 2017, respectively. The Company purchased inventory from SWP for distribution in the amount of $2,738 and $9,305 in the three and nine months ended January 31, 2016, respectively. Amounts due to SWP for purchases of inventory for distribution as of January 31, 2017 and April 30, 2016 were  $938 and $1,097, respectively, and are included in “Accounts payable”.

In connection with the IPO, the Company terminated its management agreement with AEA Investors LP. The agreement required the Company to pay AEA an annual management fee of $2,250 per year following the Acquisition for advisory and consulting services. The Company paid the final payment of $188 in the nine months ended January 31, 2017 and paid $1,687 in the nine months ended January 31, 2016, which is included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

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

Based on the provisions of ASC 280, the Company has determined that it has seven operating segments based on the Company’s seven geographic divisions, which are Central, Midwest, Northeast, Southern, Southeast, Southwest, and Western. Due to similarities between the geographic operating segments, we have aggregated them into one reportable segment in accordance with ASC 280. The accounting policies of the operating segments are the same as those described in the summary of significant policies. In addition to our reportable segment, the Company’s consolidated results include both corporate activities and other activities. Corporate includes our corporate office building and support services provided to the subsidiaries. Other includes Tool Source Warehouse, Inc., which functions primarily as an internal distributor of tools. The Company has revised its prior year presentation of segment Depreciation and Amortization to disclose corporate Depreciation and Amortization of $638 for the nine months ended January 31, 2016, originally disclosed as part of “Geographic divisions.” In addition, within the “Geographic divisions” segment the Company has increased net sales by $11,289 for the nine months ended January 31, 2016 to correct amounts which were previously reflected in “Other.” The prior year misclassification was not material to the previously issued financial statements. Net sales, Adjusted EBITDA and certain other measures for the reportable segment and total continuing operations for the periods indicated are as follows:

	Three Months Ended January 31, 2017
			Depreciation &	Adjusted
	Net sales	Gross profit	amortization	EBITDA
Geographic divisions	$557,774	$183,503	$18,018	$39,910
Other	4,749	2,224	77	768
Corporate	—	—	221	—
	$562,523	$185,727	$18,316	$40,678

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

	Three Months Ended January 31, 2016
			Depreciation &	Adjusted
	Net sales	Gross profit	amortization	EBITDA
Geographic divisions	$416,706	$132,730	$15,744	$25,532
Other	3,776	1,430	72	156
Corporate	—	—	193	—
	$420,482	$134,160	$16,009	$25,688

	Nine Months Ended January 31, 2017
			Depreciation &	Adjusted
	Net sales	Gross profit	amortization	EBITDA
Geographic divisions	$1,689,407	$551,788	$50,597	$134,706
Other	14,762	5,748	236	1,432
Corporate	—	—	646
	$1,704,169	$557,536	$51,479	$136,138

	Nine Months Ended January 31, 2016
			Depreciation &	Adjusted
	Net sales	Gross profit	amortization	EBITDA
Geographic divisions	$1,320,242	$414,816	$46,480	$94,120
Other	10,758	4,145	218	481
Corporate	—	—	638	—
	$1,331,000	$418,961	$47,336	$94,601

The following is a reconciliation of our Adjusted EBITDA to “Net income (loss)” for the three and nine months ended January 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016 (i)	2017	2016 (i)
Adjusted EBITDA	$40,678	$25,688	$136,138	$94,601
Interest expense	(7,431)	(9,473)	(22,162)	(27,990)
Write-off of debt discount and deferred financing fees	(211)	—	(7,103)	—
Interest income	23	247	101	685
Income tax (expense) benefit	(5,363)	819	(12,232)	(4,659)
Depreciation expense	(6,465)	(6,469)	(19,395)	(20,207)
Amortization expense	(11,851)	(9,540)	(32,084)	(27,129)
Stock appreciation income or (expense)(a)	498	(337)	734	(1,623)
Redeemable noncontrolling interests(b)	(256)	(167)	(3,079)	(1,172)
Equity-based compensation(c)	(622)	(728)	(1,981)	(2,089)
Severance and other permitted costs(d)	(57)	(52)	(315)	(1,433)
Transaction costs (acquisitions and other)(e)	(566)	(1,057)	(3,047)	(2,812)
Gain (loss) on disposal of assets	114	205	244	(75)
Management fee to related party(f)	—	(562)	(188)	(1,687)
Effects of fair value adjustments to inventory(g)	(155)	(786)	(776)	(786)
Interest rate cap mark-to-market(h)	(109)	—	(241)	—
Net income (loss)	$8,227	$(2,212)	$34,614	$3,624

(a)

Represents non‑cash income or expenses related to stock appreciation rights agreements. For additional details regarding stock appreciation rights, refer to “Management’s Discussion and Analysis of Financial Condition and

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

Results of Operations—Critical Accounting Policies—Subsidiary Equity‑Based Deferred Compensation Arrangements” included in our Annual Report on Form 10-K for the year ended April 30, 2016.
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

(c)	Represents non‑cash equity‑based compensation expense related to the issuance of stock options.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents one‑time costs related to our IPO and acquisitions (other than the Acquisition) paid to third party advisors.
(f)	Represents management fees paid by us to AEA. Following our IPO, AEA no longer receives management fees from us.
(g)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents the mark‑to‑market adjustments for the interest rate cap.
(i)

Quarterly amounts for fiscal 2016 included in the table above reflect the revised balances for income tax expense and net income as discussed in Note 1, “Basis of Presentation, Business, and Summary of Significant Accounting Policies” of Item 1 of this Quarterly Report on Form 10-Q.

The Company does not earn revenues or have long‑lived assets located in foreign countries. In accordance with the enterprise‑wide disclosure requirements of ASC 280, the Company’s net sales to external customers by main product lines are as follows for the three and nine months ended January 31, 2017 and 2016, respectively:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
	(dollars in thousands)
Wallboard	$254,979	$196,946	$776,250	$622,123
Ceilings	81,768	65,370	253,518	218,951
Steel framing	93,514	65,932	273,931	203,571
Other products	132,262	92,234	400,470	286,355
Total net sales	$562,523	$420,482	$1,704,169	$1,331,000

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Three and Nine Months Ended January 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

12. Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for the three and nine months ended January 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
Net income (loss)	$8,227	$(2,212)	$34,614	$3,624
Basic earnings (loss) per common share:
Basic weighted average shares outstanding per common share	40,942,905	32,890,930	40,035,450	32,768,418
Basic earnings (loss) per common share	$0.20	$(0.07)	$0.86	$0.11
Diluted earnings (loss) per common share:
Basic weighted average shares outstanding per common share	40,942,905	32,890,930	40,035,450	32,768,418
Add: Shares of common stock assumed issued upon exercise of stock options	634,770	—	634,770	218,752
Diluted weighted average shares outstanding per common share	41,577,675	32,890,930	40,670,220	32,987,170
Diluted earnings (loss) per common share	$0.20	$(0.07)	$0.85	$0.11

For the three months ended January 31, 2016, shares of common stock issued upon exercise of stock options of 218,752 shares were not included in the calculation of Diluted loss per common share since the impact would be anti-dilutive.

13. Subsequent Events

On February 28, 2017, certain stockholders of the Company completed a secondary public offering of 7,992,500 shares of GMS common stock at a price to the public of $29.25 per share, including 1,042,500 shares of common stock that were issued as a result of the exercise in full by the underwriters of an option to purchase additional shares that was granted by the selling stockholders. The common stock offered in the secondary offering included 3,549,302 shares offered by affiliates of AEA.

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

Recent Events

On November 18, 2016, certain of our direct and indirect subsidiaries entered into a Second Amendment to ABL Credit Agreement,  (the “Second Amendment”), which amended the existing ABL Credit Agreement, dated April 1, 2014 (as amended by that certain First Amendment to ABL Credit Agreement, dated as of February 17, 2016, the “ABL Credit Agreement”), among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the lenders party hereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent for the lenders. The Second Amendment amended the ABL Credit Agreement to, among other things, (i) increase the Revolving Credit Commitments thereunder from $300.0 million  to $345.0 million, and (ii) extend the maturity date of the ABL Credit Agreement from April 1, 2019 to the earlier of (a) November 18, 2021 or (b) the date of termination in whole of the ABL Credit Agreement and the related obligations. The Second Amendment also amended the interest rate margin applicable to loans borrowed under the Credit Agreement to reflect a 0.25% decrease in the interest rate margin at each pricing level (as defined in the ABL Credit Agreement) relative to the interest rate margins charged at the corresponding pricing levels under the Credit Agreement.

On February 6, 2017, the Company acquired the Hawaiian distribution assets of Grabber Construction Products, Inc., a highly regarded supplier of fasteners and drywall related products based in Honolulu, Hawaii.

On February 28, 2017, certain stockholders of the Company completed a secondary public offering of 7,992,500 shares of GMS common stock at a price to the public of $29.25 per share, including 1,042,500 shares of common stock that were issued as a result of the exercise in full by the underwriters of an option to purchase additional shares that was granted by the selling stockholders. The common stock offered in the secondary offering included 3,549,302 shares offered by affiliates of AEA.

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

Our growth strategy entails taking market share within our existing footprint, expanding into new markets by opening new branches and acquiring competitors. We expect to continue to capture profitable market share in our existing footprint by delivering industry‑leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre‑existing customer relationships in these markets but need a new location to fully capitalize on those relationships. Since May 1, 2013 through the date of this filing, we have opened 25 new branches and we currently expect to open several new branches each year depending on market conditions. In addition, we will continue to selectively pursue tuck‑in acquisitions and have a dedicated team of professionals to manage the process. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy.

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

Our addressable commercial construction market is composed of a variety of commercial and institutional sub‑segments with varying demand drivers. Our commercial markets include offices, hotels, retail stores and other commercial buildings, while our institutional markets include educational facilities, healthcare facilities, government buildings and other institutional facilities. The principal demand drivers across these markets include the overall economic outlook, the general business cycle, government spending, vacancy rates, employment trends, interest rates, availability of credit and demographic trends. Given the extreme depth of the last recession, despite the growth to date, activity in the commercial construction market remains well below average historical levels. According to Dodge Data & Analytics, new commercial construction put in place was 946 million square feet during the 2016 calendar year, which is an increase of 34% from 704 million square feet during the 2011 calendar year. However, new commercial construction activity remains well below historical levels. New commercial construction square footage put in place of 946 million square feet in 2016 would have needed to increase by 34% in order to achieve the historical market average of 1.3 billion square feet annually since 1970. We believe this represents a significant growth opportunity as activity continues to improve.

We believe commercial R&R spending is typically more stable than new commercial construction activity. Commercial R&R spending is driven by a number of factors, including commercial real estate prices and rental rates, office vacancy rates, government spending and interest rates. Commercial R&R spending is also driven by commercial lease expirations and renewals, as well as tenant turnover. Such events often result in repair, reconfiguration and/or upgrading of existing commercial space. As such, the commercial R&R market has historically been less volatile than commercial new construction. While there is very limited third party data for commercial R&R spending, we believe spending in this end market is in a period of expansion and will continue to grow over the next several years. In addition, private residential fixed investments as a percentage of U.S. GDP, a measure of residential R&R activity, equaled 3.8% in 2016, which is over 17% lower than the historic annual average of 4.6% (measured as the average from 1950 to 2016).

Residential construction activity is driven by a number of factors, including the overall economic outlook, employment, income growth, home prices, availability of mortgage financing, interest rates and consumer confidence, among others. According to the U.S. Census Bureau, U.S. housing starts reached 1.2 million in the 2016 calendar year, which is an increase of 5% from 2015 starts of 1.1 million. While housing starts increased for the sixth consecutive year in 2016, activity in the market remains well below historical levels. New residential housing starts of 1.2 million in 2016 would have needed to increase by 24% in order to reach their historical market average of 1.5 million annually since 1970.

Demand for our interior building products has historically correlated closely with construction activity, typically trailing housing starts and commercial construction square footage put in place by approximately six to nine months. As commercial and residential new construction activity approaches historical levels, we expect a corresponding increase in demand for the products we distribute.

While residential R&R activity is typically more stable than new construction activity, we believe the prolonged period of under‑investment during the recent downturn will result in above‑average growth for the next several years. The primary drivers of residential R&R spending include changes in existing home prices, existing home sales, the average age of the housing stock, consumer confidence and interest rates. According to the U.S. Census Bureau, residential R&R spending, including repairs and improvements, reached $297.1 billion in the 2016 calendar year, which is an increase of 6.9% from $278.0 billion in 2015.

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

Acquisitions

We complement our organic growth strategy with selective, tuck‑in acquisitions. Since the beginning of full year 2014 through the date of this filing, we have completed 23 strategic acquisitions totaling 54 branches. We believe that significant opportunities exist to expand our geographic footprint by executing additional strategic acquisitions and we consistently strive to maintain an extensive and active acquisition pipeline. We are often evaluating several acquisition opportunities at any given time.

Since the beginning of full year 2014 through the date of this filing, we have completed the following acquisitions:

Acquired Company	Acquisition Date	Branches Acquired
Dakota Gypsum (ND)	August 1, 2013	1
Sun Valley Supply, Inc. (AZ)	August 19, 2013	1
Contractors’ Choice Supply, Inc. (TX)	August 1, 2014	1
Drywall Supply, Inc. (NE)	October 1, 2014	2
AllSouth Drywall Supply Company (GA)	November 24, 2014	1
Serrano Supply, Inc. (IA)	February 2, 2015	1
Ohio Valley Building Products, LLC (WV)	February 16, 2015	1
J&B Materials, Inc. (CA, HI)	March 16, 2015	5
Tri-Cities Drywall & Supply Co. (WA)	September 29, 2015	1
Badgerland Supply, Inc. (WI, IL)	November 2, 2015	6
Hathaway & Sons, Inc. (CA)	November 9, 2015	1
Gypsum Supply Company (MI, OH)	January 1, 2016	11
Robert N. Karpp Company, Inc. (MA)	February 1, 2016	3
Professional Handling & Distribution, Inc. (IL)	February 1, 2016	2
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1
Rockwise, LLC (AZ, CO)	July 5, 2016	3
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1
Olympia Building Supplies, LLC (FL)	September 1, 2016	3
United Building Materials, Inc. (OH)	October 3, 2016	3
Ryan Building Materials, Inc. (MI)	October 31, 2016	3
Interior Products Supply (IN)	December 5, 2016	1
Hawaii-based distribution assets of Grabber Construction Products (HI)	February 6, 2017	1

Our Products

The following is a summary of our net sales by product group for the three and nine months ended January 31, 2017 and 2016:

	Three Months Ended				Nine Months Ended
	January 31,	% of	January 31,	% of	January 31,	% of	January 31,	% of
	2017	Total	2016	Total	2017	Total	2016	Total
	(dollars in thousands)				(dollars in thousands)
Wallboard	$254,979	45.3%	$196,946	46.8%	$776,250	45.6%	$622,123	46.7%
Ceilings	81,768	14.6%	65,370	15.6%	253,518	14.8%	218,951	16.5%
Steel framing	93,514	16.6%	65,932	15.7%	273,931	16.1%	203,571	15.3%
Other products	132,262	23.5%	92,234	21.9%	400,470	23.5%	286,355	21.5%
Total net sales	$562,523		$420,482		$1,704,169		$1,331,000

Results of Operations

Three Months Ended January 31, 2017 and 2016

The following table summarizes key components of our results of operations for the three months ended January 31, 2017 and 2016:

	Three Months Ended
	January 31,
	2017	2016
	(dollars in thousands)
Statement of operations data:
Net sales	$562,523	$420,482
Cost of sales (exclusive of depreciation and amortization shown separately below)	376,796	286,322
Gross profit	185,727	134,160
Operating expenses:
Selling, general and administrative expenses	147,260	112,242
Depreciation and amortization	18,316	16,009
Total operating expenses	165,576	128,251
Operating income	20,151	5,909
Other (expense) income:
Interest expense	(7,431)	(9,473)
Write-off of debt discount and deferred financing fees	(211)	—
Other income, net	1,081	533
Total other (expense), net	(6,561)	(8,940)
Income (loss) before tax	13,590	(3,031)
Income tax expense (benefit)	5,363	(819)
Net income (loss)	$8,227	$(2,212)
Non-GAAP measures:
Adjusted EBITDA(1)	$40,678	$25,688
Adjusted EBITDA margin(1)	7.2%	6.1%

(1)

Adjusted EBITDA and Adjusted EBITDA margin are non‑GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income (loss) and a description of why we believe these measures are important.

Net Sales

Net sales of $562.5 million for the three months ended January 31, 2017 increased $142.0 million, or 33.8%,  from $420.5 million for the three months ended January 31, 2016.  There was one additional shipping day in the quarter ended January 31, 2017 as compared to the quarter ended January 31, 2016. Additionally, our performance in the three months ended January 31, 2017 was strong as our sales increased across all product categories. In the three months ended January 31, 2017, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $58.0 million, or 29.5.%, compared to the three months ended January 31, 2016. The increase in wallboard sales was a result of a 30.5% increase in unit volume primarily driven by greater end market demand, market share gains and the impact of acquisitions, partially offset by a 0.8% decrease in pricing. In addition, in the three months ended January 31, 2017, our ceilings sales increased $16.4 million, or 25.1%, from the three months ended January 31, 2016, and steel framing sales increased $27.6 million, or 41.8%. The increases in ceilings and steel framing sales are primarily driven by commercial construction activity and improved pricing. For the three months ended January 31, 2017, our other products sales category, which includes tools, insulation, joint treatment and various other specialty products, increased $40.0 million, or 43.4%, compared to the three months ended January 31, 2016. Other products net sales benefitted from significant pull through factor, further supplemented by pricing improvements, additional retail showrooms, targeted acquisitions and other strategic initiatives.

From February 1, 2015 through January 31, 2017, we have completed 17 acquisitions, totaling 47 branches. These acquisitions contributed $124.8 million and $41.4 million to our net sales in the three months ended January 31, 2017 and 2016, respectively. Excluding these acquired sites, for the three months ended January 31, 2017 and 2016, our base business net sales increased $58.7 million, or 15.5%, compared to the three months ended January 31, 2016. The overall increase in our base business net sales reflects the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction, coupled with market share gains.

The following table breaks out our consolidated net sales into the base business component and the excluded components, which consist of recently acquired branches, as shown below:

	Three Months Ended
	January 31,
(Unaudited)	2017	2016

	(dollars in thousands)
Base business net sales	$437,765	$379,106
Recently acquired net sales (excluded from base business)	124,758	41,376
Total net sales	$562,523	$420,482

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 1, 2015 and April 30, 2017 will be excluded from base business net sales for any period during fiscal year 2017.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition	Acquisition Date	Acquired	Periods Excluded
Serrano Supply, Inc. (IA)	February 2, 2015	1	February 2, 2015 - January 31, 2017
Ohio Valley Building Products, LLC (WV)	February 16, 2015	1	February 16, 2015 - January 31, 2017
J&B Materials, Inc. (CA, HI)	March 16, 2015	5	March 16, 2015 - January 31, 2017
Tri-Cities Drywall & Supply Co. (WA)	September 29, 2015	1	September 29, 2015 - January 31, 2017
Badgerland Supply, Inc. (WI, IL)	November 2, 2015	6	November 2, 2015 - January 31, 2017
Hathaway & Sons, Inc. (CA)	November 9, 2015	1	November 9, 2015 - January 31, 2017
Gypsum Supply Company (MI, OH)	January 1, 2016	11	January 1, 2016 - January 31, 2017
Robert N. Karpp Company, Inc. (MA)	February 1, 2016	3	February 1, 2016 - January 31, 2017
Professional Handling & Distribution, Inc. (IL)	February 1, 2016	2	February 1, 2016 - January 31, 2017
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1	April 4, 2016 - January 31, 2017
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1	May 2, 2016 - January 31, 2017
Rockwise, LLC (AZ, CO)	July 5, 2016	3	July 5, 2016 - January 31, 2017
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1	August 29, 2016 - January 31, 2017
Olympia Building Supplies, LLC (FL)	September 1, 2016	3	September 1, 2016 - January 31, 2017
United Building Materials, Inc. (OH)	October 3, 2016	3	October 3, 2016 - January 31, 2017
Ryan Building Materials, Inc. (MI)	October 31, 2016	3	October 31, 2016 - January 31, 2017
Interior Products Supply (IN)	December 5, 2016	1	December 5, 2016 - January 31, 2017

Gross Profit and Gross Margin

Gross profit was $185.7 million for the three months ended January 31, 2017 compared to $134.2 million for the three months ended January 31, 2016. The increase in gross profit was due to $142.0 million in additional sales, partially offset by a $90.5 million increase in cost of sales. Gross margin on net sales increased to 33.0% for the three months ended January 31, 2017 compared to 31.9% for the three months ended January 31, 2016 primarily as the result of improved pricing discipline, purchasing opportunities and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Our selling, general and administrative expenses increased $35.0 million, or 31.2%, to $147.3 million for the three months ended January 31, 2017 from $112.2 million for the three months ended January 31, 2016. This increase was due to increases in warehouse expense of $4.5 million, of which $2.0 million was related to payroll and $1.4 million was related to facility costs; delivery expense of $13.5 million, of which $8.5 million was related to payroll and $2.2 million was related to equipment rental cost increases; and increases in branch and corporate general and administrative expenses of $17.1 million, of which $14.5 million was driven by payroll and payroll related costs, $1.7 million was related to increases in real estate rent expense, and the majority of the remaining increase was due to increases in expenses incurred as a result of the Company’s significant growth and recent IPO. The increases in payroll and payroll related costs were primarily due to increased headcount, which in turn was due to the increase in delivered volume and to acquisitions. Selling, general and administrative expenses were 26.2% and 26.7% of our net sales for the three months ended January 31, 2017 and 2016, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense was $18.3 million for the three months ended January 31, 2017 compared to $16.0 million for the three months ended January 31, 2016. The increase is primarily due to an increase in amortization of acquired definite lived intangible assets of $2.3 million.

Other Expense

Other expense consists primarily of interest expense associated with our debt, interest income and miscellaneous non‑operating income.

Interest expense of $7.4 million in the three months ended January 31, 2017 decreased by $2.0 million from $9.5 million for the three months ended January 31, 2016. This decrease was primarily driven by the decrease in interest expense (including the decrease in amortization of the related deferred financing costs and original issue discount) of $2.8 million related to the Term Loan Facilities, which was, in turn, primarily the result of the repayment of $160.0 million of the Second Lien Facility. The decrease in interest expense related to the Term Loan Facilities was offset primarily by an increase in interest expense on the ABL Facility of $0.8 million, which was, in turn, due to the increase in the outstanding balance of the ABL Facility from $85.1 million as of January 31, 2016 to $120.8 million as of January 31, 2017. See “—Liquidity and Capital Resources—Our Credit Facilities.”

Also included in “Other expense” is the write-off of debt discount and deferred financing fees of $0.2 million for the three months ended January 31, 2017. We wrote-off these debt discount and deferred financing fees of $0.2 million in connection with the second amendment of the ABL Facility.

Income Tax Expense

Income tax expense was $5.4 million for the three months ended January 31, 2017 compared to income tax benefit of $0.8 million for the three months ended January 31, 2016. This $6.2 million increase in income tax expense was primarily the result of an increase in taxable income due to higher profitability. Our effective tax rate was 39.5% and 27.0% for the three months ended January 31, 2017 and 2016, respectively. The increase in the effective tax rate from the three months ended January 31, 2016 to the three months ended January 31, 2017 is primarily due to the reduced impact of permanent differences to the effective tax rate.

Net Income

Net income of $8.2 million for the three months ended January 31, 2017 increased $10.4 million from our net loss of $2.2 million for the three months ended January 31, 2016. The net income of $8.2 million for the three months ended January 31, 2017 was comprised of operating profit of $20.2 million, interest expense of $7.4 million, write-off of discount and deferred financing fees of $0.2 million, other income of $1.1 million and income tax expense of $5.4 million. The net income of $2.2 million for the three months ended January 31, 2016 was comprised of operating profit of $5.9 million, interest expense of $9.5 million, other income of $0.5 million and income tax benefit of $0.8 million.

Adjusted EBITDA

Adjusted EBITDA of $40.7 million for the three months ended January 31, 2017 increased $15.0 million, or 58.4%, from our Adjusted EBITDA of $25.7 million for the three months ended January 31, 2016. The increase in Adjusted EBITDA was primarily due to increased profitability on higher net sales during the three months ended January 31, 2017, which was partially offset by increases in variable costs to support the increased sales volumes. These variable costs include warehouse and delivery costs and other variable compensation. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA, reconciliations thereof to net income (loss) and a description of why we believe these measures are important.

Nine Months Ended January 31, 2017 and 2016

The following table summarizes key components of our results of operations for the nine months ended January 31, 2017 and 2016:

	Nine Months Ended
	January 31,
	2017	2016
	(dollars in thousands)
Statement of operations data:
Net sales	$1,704,169	$1,331,000
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,146,633	912,039
Gross profit	557,536	418,961
Operating expenses:
Selling, general and administrative expenses	432,116	336,804
Depreciation and amortization	51,479	47,336
Total operating expenses	483,595	384,140
Operating income	73,941	34,821
Other (expense) income:
Interest expense	(22,162)	(27,990)
Write-off of discount and deferred financing fees	(7,103)	—
Other income, net	2,170	1,452
Total other (expense), net	(27,095)	(26,538)
Income before tax	46,846	8,283
Income tax expense	12,232	4,659
Net income	$34,614	$3,624
Non-GAAP measures:
Adjusted EBITDA(1)	$136,138	$94,601
Adjusted EBITDA margin(1)	8.0%	7.1%

(1)

Adjusted EBITDA and Adjusted EBITDA margin are non‑GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income (loss) and a description of why we believe these measures are important.

Net Sales

Net sales of $1,704.2 million for the nine months ended January 31, 2017 increased $373.2 million, or 28.0%, from $1,331.0 million for the nine months ended January 31, 2016. Our performance in the nine months ended January 31, 2017 was strong as our sales increased across all product categories. In the nine months ended January 31, 2017, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $154.1 million, or 24.8%, compared to the nine months ended January 31, 2016. The increase in wallboard sales was a result of a 25.8% increase in unit volume primarily driven by greater end market demand, market share gains and the impact of acquisitions, partially offset by a 0.8% decrease in pricing. In addition, in the nine months ended January 31, 2017, our ceiling sales increased $34.6 million, or 15.8%, from the nine months ended January 31, 2016, and steel framing sales increased $70.4 million, or 34.6%. The increases in ceiling and steel framing sales are primarily driven by commercial construction activity and pricing. For the nine months ended January 31, 2017, our other products sales category, which includes tools, insulation, joint treatment and various other specialty products, increased $114.1 million, or 39.9%, compared to the nine months ended January 31, 2016. Other products net sales benefitted from significant pull through factor, further supplemented by pricing improvements, additional retail showrooms, targeted acquisitions and other strategic initiatives.

From February 1, 2015 through January 31, 2017, we have completed 17 acquisitions, totaling 47 branches. These acquisitions contributed $320.2 million and $91.6 million to our net sales in the nine months ended January 31, 2017 and 2016, respectively. Excluding these acquired sites, for the nine months ended January 31, 2017 and 2016, our base business net sales increased $144.6 million, or 11.7%, compared to the nine months ended January 31, 2016. The overall increase in our base business net sales reflects the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction, coupled with market share gains.

The following table breaks out our consolidated net sales into the base business component and the excluded components, which consist of recently acquired branches, as shown below:

	Nine Months Ended
	January 31,
(Unaudited)	2017	2016
	(dollars in thousands)
Base business net sales	$1,383,944	$1,239,382
Recently acquired net sales (excluded from base business)	320,225	91,618
Total net sales	$1,704,169	$1,331,000

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 1, 2015 and April 30, 2017 will be excluded from base business net sales for any period during fiscal year 2017.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition	Acquisition Date	Acquired	Periods Excluded
Serrano Supply, Inc. (IA)	February 2, 2015	1	February 2, 2015 - January 31, 2017
Ohio Valley Building Products, LLC (WV)	February 16, 2015	1	February 16, 2015 - January 31, 2017
J&B Materials, Inc. (CA, HI)	March 16, 2015	5	March 16, 2015 - January 31, 2017
Tri-Cities Drywall & Supply Co. (WA)	September 29, 2015	1	September 29, 2015 - January 31, 2017
Badgerland Supply, Inc. (WI, IL)	November 2, 2015	6	November 2, 2015 - January 31, 2017
Hathaway & Sons, Inc. (CA)	November 9, 2015	1	November 9, 2015 - January 31, 2017
Gypsum Supply Company (MI, OH)	January 1, 2016	11	January 1, 2016 - January 31, 2017
Robert N. Karpp Company, Inc. (MA)	February 1, 2016	3	February 1, 2016 - January 31, 2017
Professional Handling & Distribution, Inc. (IL)	February 1, 2016	2	February 1, 2016 - January 31, 2017
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1	April 4, 2016 - January 31, 2017
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1	May 2, 2016 - January 31, 2017
Rockwise, LLC (AZ, CO)	July 5, 2016	3	July 5, 2016 - January 31, 2017
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1	August 29, 2016 - January 31, 2017
Olympia Building Supplies, LLC (FL)	September 1, 2016	3	September 1, 2016 - January 31, 2017
United Building Materials, Inc. (OH)	October 3, 2016	3	October 3, 2016 - January 31, 2017
Ryan Building Materials, Inc. (MI)	October 31, 2016	3	October 31, 2016 - January 31, 2017
Interior Products Supply (IN)	December 5, 2016	1	December 5, 2016 - January 31, 2017

Gross Profit and Gross Margin

Gross profit was $557.5 million for the nine months ended January 31, 2017 compared to $419.0 million for the nine months ended January 31, 2016. The increase in gross profit was due to $373.2 million in additional sales, partially offset by a $234.6 million increase in cost of sales. Gross margin on net sales increased to 32.7% for the nine months ended January 31, 2017 compared to 31.5% for the nine months ended January 31, 2016 primarily as the result of improved pricing discipline, improved purchasing opportunities and mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Our selling, general and administrative expenses increased $95.3 million, or 28.3%, to $432.1 million for the nine months ended January 31, 2017 from $336.8 million for the nine months ended January 31, 2016. This increase was due to increases in warehouse expense of $12.3 million, of which $6.0 million was related to payroll and $3.6 million was related to facility costs; delivery expense of $37.9 million, of which $24.0 million was related to payroll and $6.7 million was related to equipment rental cost increases; and increases in branch and corporate general and administrative expenses of $45.1 million, of which $33.5 million was driven by payroll and payroll related costs, $4.8 million was related to increases in real estate rent expense and the majority of the remaining increase was due to increases in expenses incurred as a result of the Company’s significant growth and recent IPO. The increases in payroll and payroll related costs were primarily due to increased headcount, which in turn was due to the increase in delivered volume and to acquisitions. Selling, general and administrative expenses were 25.4% and 25.3% of our net sales for the nine months ended January 31, 2017 and 2016, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense was $51.5 million for the nine months ended January 31, 2017 compared to $47.3 million for the nine months ended January 31, 2016. The increase is primarily due to an increase in amortization of acquired definite lived intangible assets of $5.0 million, offset by a decrease in depreciation and amortization expense of property and equipment of $0.8 million.

Other Expense

Other expense consists primarily of interest expense associated with our debt, interest income and miscellaneous non‑operating income and expense.

Interest expense of $22.2 million in the nine months ended January 31, 2017 decreased by $5.8 million from $28.0 million for the nine months ended January 31, 2016. This decrease was primarily driven by the decrease in interest expense (including the decrease in amortization of the related deferred financing costs and original issue discount) of $7.9 million related to the Term Loan Facilities, which was, in turn, primarily the result of the repayment of $160.0 million of the Second Lien Facility. The decrease in interest expense related to the Term Loan Facilities was offset primarily by an increase in interest expense on the ABL Facility of $2.1 million, which was, in turn, due to the increase in the outstanding balance of the ABL Facility from $85.1 million as of January 31, 2016 to $120.8 million as of January 31, 2017. See “—Liquidity and Capital Resources—Our Credit Facilities.”

Also included in “Other expense” is the write-off of debt discount and deferred financing fees of $7.1 million for the nine months ended January 31, 2017. This includes $5.4 million which was written off in connection with the repayment of the $160.0 million principal amount of our Second Lien Facility, $1.5 million in connection with the refinancing the First Lien Facility, and $0.2 million in connection with our amendment of the ABL Facility.

Income Tax Expense

Income tax expense was $12.2 million for the nine months ended January 31, 2017 compared to income tax expense of $4.7 million for the nine months ended January 31, 2016. This $7.5 million increase in income tax expense was primarily the result of an increase in taxable income due to higher profitability. Our effective tax rate was 26.1% and 56.2% for the nine months ended January 31, 2017 and 2016, respectively. The decrease in the effective tax rate from the nine months ended January 31, 2016 to the nine months ended January 31, 2017 is primarily due to a $7.0 million decrease in deferred tax liabilities and tax expense resulting from the 338 (h)(10) election made for the Gypsum Supply Company acquisition, which decreased the effective rate by 14.8%, as well as, to a lesser degree, the decreased impact of permanent differences and a decrease in the blended state tax rates.

Net Income

Net income of $34.6 million for the nine months ended January 31, 2017 increased $31.0 million from our net income of $3.6 million for the nine months ended January 31, 2016. The net income of $34.6 million for the nine months ended January 31, 2017 was comprised of operating profit of $73.9 million, interest expense of $22.2 million, write-off of discount and deferred financing fees of $7.1 million, other income of $2.2 million and income tax expense of $12.2 million. The net income of $3.6 million for the nine months ended January 31, 2016 was comprised of operating profit of $34.8 million, interest expense of $28.0 million, other income of $1.5 million and income tax expense of $4.7 million.

Adjusted EBITDA

Adjusted EBITDA of $136.1 million for the nine months ended January 31, 2017 increased $41.5 million, or 43.9%, from our Adjusted EBITDA of $94.6 million for the nine months ended January 31, 2016. The increase in Adjusted EBITDA was primarily due to increased profitability on higher net sales during the nine months ended January 31, 2017, which was partially offset by increases in variable costs to support the increased sales volumes. These variable costs include warehouse and delivery costs and other variable compensation costs. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA, reconciliations thereof to net income (loss) and a description of why we believe these measures are important.

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

As of January 31, 2017, we had available borrowing capacity of approximately $213.8 million under our $300.0 million ABL Facility. For a summary of selected terms of the ABL Facility and other indebtedness, see “—Our Credit Facilities.” In November 2016, certain of our direct and indirect subsidiaries entered into a Second Amendment to ABL Credit Agreement, dated November 18, 2016 (the “Second Amendment”), which amended the existing ABL Credit Agreement, dated April 1, 2014 (as amended by that certain First Amendment to ABL Credit Agreement, dated as of February 17, 2016, the “ABL Credit Agreement”), among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the lenders party hereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent for the lenders.

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

For the nine months ended January 31, 2017 and 2016, our use of cash was primarily driven by our investing activities, particularly our investments in acquisitions and property and equipment for our operating facilities.

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

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Nine Months Ended
	January 31,
	2017	2016
	(in thousands)

Cash provided by operating activities	$36,340	$17,902
Cash used in investing activities	(145,305)	(80,943)
Cash provided by financing activities	100,495	58,140
Decrease in cash and cash equivalents	$(8,470)	$(4,901)

Operating Activities

Cash provided by, or used in, operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, equity‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities, which were primarily the changes in working capital discussed below.

Net cash provided by operating activities was $36.3 million for the nine months ended January 31, 2017. This cash provided was primarily driven by net income of $34.6 million and non-cash adjustments of $62.0 million, including depreciation and amortization of $60.6 million. Cash provided by operating activities was partially offset by cash used to build primary working capital of $28.5 million, primarily driven by an increase in trade accounts and notes receivable and inventory, coupled with cash used for current assets and liabilities, net of $18.9 million and deferred tax benefits of 14.7 million.

Net cash provided by operating activities was $17.9 million for the nine months ended January 31, 2016. This cash provided by operating activities was the result of non-cash adjustments of $53.8 million, including depreciation and amortization of $49.9 million, partially offset by cash used for current assets and liabilities, net of $20.3 million and primary working capital of $12.5 million, primarily driven by a reduction in trade accounts payable.

Investing Activities

Net cash used in investing activities consists primarily of acquisitions; investments in our facilities including purchases of land, buildings, and leasehold improvements; and purchases of fleet assets, IT and other equipment. We present this figure net of proceeds from asset sales which typically relate to sales of our fleet assets and closed facilities.

In the nine months ended January 31, 2017, net cash used in investing activities was $145.3 million, which consists of purchases of property and equipment of $6.9 million, net of $3.2 million in proceeds from asset sales and $141.6 million used to acquire businesses during the period.

In the nine months ended January 31, 2016, net cash used in investing activities was $80.9 million, which consists of purchases of property and equipment of $4.0 million, net of $6.8 million in proceeds from asset sales and $83.7 million used to acquire businesses during the period.

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

Net cash provided by financing activities was $100.5 million for the nine months ended January 31, 2017, consisting primarily of net borrowings from the ABL Facility of $18.9 million, an extension on the First Lien Facility of $100.0 million and proceeds from the IPO of $156.9 million offset by the repayment of the Second Lien Facility of $160.0 million. In the nine months ended January 31, 2016, cash provided by financing activities was $58.1 million, which consisted primarily of net borrowings from the ABL Facility of $68.1 million offset by stock repurchases of $5.8 million.

Adjusted Working Capital

Adjusted working capital is an important measurement that we use in determining the efficiencies of our operations and our ability to readily convert assets into cash. Adjusted working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding current maturities of long‑term debt. The material components of adjusted working capital for us include accounts receivable, inventory and accounts payable. Management of our adjusted working capital helps to ensure we can maximize our return and continue to invest in our operations for future growth. Comparing our adjusted working capital to that of other companies in our industry may be difficult, as other companies may calculate adjusted working capital differently than we do. A summary of working capital and adjusted working capital as of January 31, 2017 and April 30, 2016 is shown in the following table:

	January 31,	April 30,
	2017	2016
	(in thousands)
Trade accounts and notes receivable, net of allowances	$310,093	$270,257
Inventories, net	205,007	165,766
Accounts payable	(106,779)	(91,500)
	408,321	344,523
Other current assets	28,428	35,620
Other current liabilities	(98,809)	(129,075)
Working capital	$337,940	$251,068
Cash and cash equivalents	(10,602)	(19,072)
Current maturities of long term debt	11,235	35,581
Adjusted working capital	$338,573	$267,577

Our adjusted working capital increased by $71.0 million from April 30, 2016 to January 31, 2017 as a result of an increase in working capital of $86.9 million and a decrease in cash and cash equivalents of $8.4 million, offset by a $24.0 million decrease in current maturities of long term debt. Working capital increased by $86.9 million as a result of an increase in trade accounts and notes receivable of $39.8 million, an increase of inventories, net of $39.2 million, an increase in accounts payable of $15.3 million, a decrease in other assets of $7.2 million, and a decrease in other current liabilities of $29.9 million. The increase in trade accounts and notes receivable was related to increases in sales and to working capital needs related to acquisitions.

Our Credit Facilities

Our long‑term debt consisted of the following at January 31, 2017 and April 30, 2016:

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

The First Lien Facility was issued in an original aggregate principal amount of $388.1 million (net of $1.9 million of original issue discount). The Second Lien Facility was issued in an original aggregate principal amount of $158.4 million (net of $1.6 million of original issue discount). The First Lien Facility permits us to add one or more incremental term loans up to a fixed amount of $100.0 million plus a certain amount depending on a secured first lien leverage ratio test included in the First Lien Facility. The First Lien Facility bears interest at LIBOR (subject to a floor of 1.00%) plus a borrowing margin of 3.75%. The First Lien Facility amortizes in nominal quarterly installments equal to approximately $975 thousand or 0.25% of the original aggregate principal amount of the First Lien Facility and matures on April 1, 2021. Provided that the individual affected lenders agree accordingly, the maturity of the First Lien Facility, may, upon our request and without the consent of any other lender, be extended. Further, we are not subject to any financial maintenance covenants pursuant to the terms of the First Lien Facility.

In June 2016, we used the IPO proceeds together with cash on hand to repay the $160.0 million principal amount of our Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility during the nine months ended January 31, 2017.

In September 2016, we entered into the Incremental Amendment to the Credit Agreement. The Incremental Amendment amended the Credit Agreement to, among other things, (i) refinance approximately $381.2 million in currently outstanding existing term loans borrowed under the Credit Agreement with a new tranche of $481.2 million incremental term loans, and (ii) reduce the interest rate applicable to loans borrowed under the Credit Agreement to LIBOR (subject to a floor of 1.00%) plus a borrowing margin of 3.50% from LIBOR plus a borrowing margin of 3.75%. At January 31, 2017, the borrowing interest rates for the First Lien Facility was 4.50%. Accrued interest, presented within other accrued expenses and current liabilities in our consolidated balance sheets, was approximately $0.1 million and $0.2 million at January 31, 2017 and April 30, 2016, respectively, and cash paid for interest was $16.3 million and $23.4 million in the nine months ended January 31, 2017 and 2016, respectively.

Asset Based Lending Facility

The asset‑based revolving credit facility, or the ABL Facility, entered into on April 1, 2014, provides for revolving loans and the issuance of letters of credit up to an initial maximum aggregate principal amount of $200.0 million. Extensions of credit under the ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of nine months ended January 31, 2017, there was approximately $0.6 million of accrued interest payable on the ABL Facility. In the nine months ended January 31, 2017 and 2016, we paid interest and other fees of $3.2 million and $1.1 million, respectively, on the ABL Facility.

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

In November 2016, the Company entered into the Second Amendment to the ABL Credit Agreement. The Second Amendment amended the ABL Credit Agreement to, among other things, (i) increase the Revolving Credit Commitments thereunder from $300.0 million  to $345.0 million, and (ii) extend the maturity date of the ABL Credit Agreement from April 1, 2019 to the earlier of (a) November 18, 2021 or (b) the date of termination in whole of the ABL Credit Agreement and the related obligations. The Second Amendment also amended the interest rate margin applicable to loans borrowed under the Credit Agreement to reflect a 0.25% decrease in the interest rate margin at each pricing level (as defined in the ABL Credit Agreement) relative to the interest rate margins charged at the corresponding pricing levels under the Credit Agreement.

As of January 31, 2017,  approximately $213.8 million was available for future borrowings under our ABL Facility.

Collateral under the ABL Facility and First Lien Facility

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

The First Lien Facility is collateralized by a first priority lien on the Term Priority Collateral and a second priority lien on the ABL Priority Collateral, subject to customary exceptions.

Prepayments under the ABL Facility and First Lien Facility

The ABL Facility may be prepaid at our option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding ABL Facility exceeds the lesser of the (i) borrowing base and (ii) the aggregate amount of commitments. Mandatory prepayments do not result in a permanent reduction of the lenders’ commitments under the ABL Facility.

The First Lien Facility may be prepaid at any time without penalty. Under certain circumstances and subject to certain exceptions, the First Lien Facility will be subject to mandatory prepayments in the amount equal to: 100% of the net proceeds of certain assets sales and issuances or incurrences of non‑permitted indebtedness; and 50% of annual excess cash flow for any fiscal year, such percentage to decrease to 25% or 0% depending on the attainment of certain total leverage ratio targets.

As of January 31, 2017 and April 30, 2016, there was no requirement for a prepayment related to excess cash flow.

Guarantees

GYP Holdings III Corp. is the borrower under First Lien Facility and the lead borrower under the ABL Facility. Our wholly‑owned subsidiary, GYP Holdings II Corp. (and direct parent of GYP Holdings III Corp.) guarantees our payment obligations under the First Lien Facility and the ABL Facility. Certain of our other subsidiaries are co‑borrowers under the ABL Facility and guarantee our payment obligations under the First Lien Facility.

Covenants under the ABL Facility and First Lien Facility

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants at January 31, 2017 and April 30, 2016.

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the Credit Agreement, to: (i) incur more indebtedness; (ii) pay dividends, redeem stock or make other distributions; (iii) make investments; (iv) create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; (v) create liens securing indebtedness; (vi) transfer or sell assets; (vii) merge or consolidate; (viii) enter into certain transactions with our affiliates; and (ix) prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants at January 31, 2017 and April 30, 2016.

Events of Default under the ABL Facility and First Lien Facility

The ABL Facility and First Lien Facility provide for customary events of default, including non‑payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross default to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments and changes of control.

Installment Notes

The installment notes as of January 31, 2017 and April 30, 2016 represent notes for subsidiary stock repurchases from shareholders, notes for the payout of stock appreciation rights and a note to a seller of an acquired business.

Contractual Obligations

As discussed in "—Recent Events" we fully repaid the Second Lien Facility using net proceeds from our IPO in the nine months ended January 31, 2017. Other than the repayment of the Second Lien Facility there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, other than those made in the ordinary course of business.

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

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, Business and Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding recently adopted accounting pronouncements.

Non-GAAP Financial Measures

Adjusted EBITDA

The following is a reconciliation of our net income to Adjusted EBITDA for the nine months ended January 31, 2017 and 2016. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. We report our financial results in accordance with GAAP. However, we present Adjusted EBITDA and Adjusted EBITDA margin, which are not recognized financial measures under GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA and Adjusted EBITDA margin is helpful in highlighting trends in our operating results, while other measures can differ significantly depending on long‑term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments.

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

The following is a reconciliation of our net income to Adjusted EBITDA for the three and nine months ended January 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016 (i)	2017	2016 (i)
	(dollars in thousands)		(dollars in thousands)

Net income (loss)	$8,227	$(2,212)	$34,614	$3,624
Interest expense	7,431	9,473	22,162	27,990
Write-off of debt discount and deferred financing fees	211	—	7,103	—
Interest income	(23)	(247)	(101)	(685)
Income tax expense (benefit)	5,363	(819)	12,232	4,659
Depreciation expense	6,465	6,469	19,395	20,207
Amortization expense	11,851	9,540	32,084	27,129
EBITDA	$39,525	$22,204	$127,489	$82,924
Stock appreciation income or (expense)(a)	$(498)	$337	$(734)	$1,623
Redeemable noncontrolling interests(b)	256	167	3,079	1,172
Equity-based compensation(c)	622	728	1,981	2,089
Severance and other permitted costs(d)	57	52	315	1,433
Transaction costs (acquisitions and other)(e)	566	1,057	3,047	2,812
(Gain) loss on disposal of assets	(114)	(205)	(244)	75
Management fee to related party(f)	—	562	188	1,687
Effects of fair value adjustments to inventory(g)	155	786	776	786
Interest rate cap mark-to-market(h)	109	—	241	—
Adjusted EBITDA	$40,678	$25,688	$136,138	$94,601

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

(c)	Represents non‑cash equity‑based compensation expense related to the issuance of stock options.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents one‑time costs related to our IPO and acquisitions (other than the Acquisition) paid to third party advisors.
(f)	Represents management fees paid by us to AEA. Following our IPO, our AEA no longer receives management fees from us.
(g)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents the mark‑to‑market adjustments for the interest rate cap.
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

The following is a reconciliation from working capital, the most directly comparable financial measure under GAAP, to adjusted working capital as of the dates presented:

	January 31,	April 30,
	2017	2016
	(in thousands)
Current assets	$543,528	$471,643
Current liabilities	205,588	220,575
Working capital	$337,940	$251,068
Cash and cash equivalents	(10,602)	(19,072)
Current maturities of long term debt	11,235	35,581
Adjusted working capital	$338,573	$267,577

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. However, we have entered into an interest rate cap on three-month U.S. dollar LIBOR based on a strike rate of 2.0%, which effectively caps the interest rate at 5.5% on an initial notional amount of $275.0 million of our variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms. Excluding the impact of this interest rate cap and the interest rate floor on the First Lien Facility, each 1% increase in interest rates on the First Lien Facility would increase our annual interest expense by approximately $4.8 million based on balances outstanding under the First Lien Facility as of January 31, 2017. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $3.5 million increase in our annual interest expense on the ABL Facility. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements, as discussed below under "—Derivative Financial Instruments." As of January 31, 2017, $120.8 million was outstanding under the ABL Facility and $213.8 million was available for future borrowings under the ABL Facility. In addition, we had $480.0 million outstanding under the First Lien Facility.

Other than noted above, there have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the company, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Because of their inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Remediation Efforts and Status of Previously Disclosed Material Weaknesses

As previously disclosed in the prospectus filed with the SEC on May 27, 2016 in connection with the initial public offering, or IPO, of our common stock we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses included an insufficient complement of personnel with a level of U.S. GAAP accounting knowledge commensurate with our financial reporting requirements, a lack of formal accounting policies and procedures, ineffective IT general computer controls and a lack of controls over the preparation and review of manual journal entries. The material weakness related to our IT general controls could impact the effectiveness of our IT-dependent controls which could result in our inability to prevent or detect material misstatements in our financial statement accounts or disclosures. The remaining material weaknesses previously resulted in material adjustments to correct the previously issued fiscal 2013 and 2014 consolidated financial statements of our wholly owned subsidiary, GYP Holdings III Corp., and could result in material misstatements to our consolidated financial statements that would not be prevented or detected.

We are currently in the process of remediating the above material weaknesses and have taken several steps to improve our internal control over financial reporting. While we have made progress with our remediation efforts to date, we will continue to evaluate their effectiveness on our remediation status and may determine to take additional measures to address the material weaknesses or otherwise modify our remediation plan. Our finance and IT leadership continues to closely evaluate, supplement, and make changes, as needed, to the complement of resources responsible for our ongoing remediation efforts and the effectiveness of internal control over financial reporting.  However, while we have made progress in the overall remediation status, the material weaknesses cannot be considered remediated until the applicable controls have been designed, implemented and operated for a sufficient period of time and management has concluded that these controls are operating effectively.

To address the material weakness associated with an insufficient complement of personnel with a level of U.S. GAAP accounting knowledge commensurate with our financial reporting requirements, we have taken the following measures:

•

We hired additional financial reporting personnel with technical accounting and financial reporting experience for our key financial reporting roles. Furthermore, we augmented our internal tax department resources with resources from an external provider.

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

•

We developed and are implementing monitoring activities designed to effectively mitigate lack of segregation of duties in IT development and production roles. These monitoring activities include a review of application and database change logs. We continue to review these controls and make enhancements.

•	We have performed limited testing related to the functioning of these controls, and continue to monitor these controls and make enhancements as needed.

To address the material weakness associated with the lack of controls over the preparation and review of manual journal entries, we developed controls designed to segregate the duties of creating and posting accounting journal entries, which we implemented during the fiscal quarter ended October 31, 2016. Since then, we have continued  to review and monitor the effectiveness of these controls and make additional enhancements as necessary to remediate the related material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos‑containing products they distributed prior to 1979. Since 2002 and as of January 31, 2017, approximately 977 asbestos‑related personal injury lawsuits have been brought and we vigorously defend against them. Of these, 884 have been dismissed without any payment by us, 29 are on deferred or inactive court dockets, 58 are pending and only 6 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

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

GMS INC.

Date: March 9, 2017	By:	/s/ H. Douglas Goforth
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

10.1

Second Amendment to ABL Credit Agreement, dated November 18, 2016, to ABL Credit Agreement, dated April 1, 2014, among GYP Holdings III Corp., the borrowers identified therein, GYP Holdings II Corp., the lenders party there to and Wells Fargo Bank, N.A., as a administrative agent and collateral agent and as a swing lender and issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2016 (File No. 001-37784)).

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