Form 10-K
period 2017-04-30
GMS Inc.
filed 2017-06-30
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2017
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on October 31, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, was $402,473,503 (based on the closing sale price of the Registrant's common stock on that date as reported on the New York Stock Exchange).

         There were 40,970,905 shares of the registrant's common stock, par value $0.01 per share, outstanding as of June 30, 2017.

         DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report for Form 10-K.

FORM 10-K

BASIS OF PRESENTATION

        On April 1, 2014, GMS Inc. acquired, through its wholly-owned entities, GYP Holdings II Corp. and GYP Holdings III Corp., all of the capital stock of Gypsum Management and Supply, Inc. We refer to this acquisition as the "Acquisition."

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

PART I

Item 1.    Business

History and Company Overview

        Founded in 1971, we are the leading North American distributor of wallboard and suspended ceilings systems, or ceilings. Our core customer is the interior contractor, who typically installs wallboard, ceilings and our other interior construction products in commercial and residential buildings. As a leading specialty distributor, we serve as a critical link between our suppliers and a highly fragmented customer base of over 20,000 contractors. Our operating model combines a national platform with a local go-to-market strategy through over 200 branches across the country. We believe this combination enables us to generate economies of scale while maintaining the high service levels, entrepreneurial culture and customer intimacy of a local business.

        On April 1, 2014, GMS Inc. acquired, through its wholly-owned entities, GYP Holdings II Corp. and GYP Holdings III Corp., all of the capital stock of Gypsum Management and Supply, Inc. We refer to this acquisition as the "Acquisition." Prior to the secondary offering of the Company's common stock on June 7, 2017, GMS was a controlled company, within the meaning of the corporate governance standards of the New York Stock Exchange, by certain affiliates of AEA Investors LP, which we refer to as "AEA" and certain of our other stockholders through a majority of the voting power of our outstanding common stock.

Initial and Secondary Public Offerings

        On June 1, 2016, we completed our initial public offering, or IPO, of 8,050,000 shares of common stock at a price of $21.00 per share, including 1,050,000 shares of common stock that were issued as a result of the exercise in full by the underwriters of an option to purchase additional shares to cover over-allotments. Our common stock began trading on the New York Stock Exchange, or the NYSE, on May 26, 2016 under the ticker symbol "GMS". After underwriting discounts and commissions but before expenses, we received net proceeds from the IPO of approximately $156.9 million. We used these proceeds together with cash on hand to repay $160.0 million principal amount, of our term loan debt outstanding under our senior secured second lien term loan facility, or the Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility.

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

        On February 28, 2017, certain of our stockholders completed a secondary public offering of 7,992,500 shares of the Company's common stock at a price to the public of $29.25 per share, including 1,042,500 shares of common stock that were sold as a result of the exercise in full by the underwriters of an option to purchase additional shares that was granted by the selling stockholders. We did not receive any proceeds from the sale of our common stock by the selling stockholders. We, however, bear the costs associated with the sale of shares by the Selling Stockholders, other than underwriting discounts and commissions.

        Subsequent to the end of fiscal 2017, on June 7, 2017, certain of our stockholders completed an additional secondary public offering of 5,750,000 shares of the Company's common stock at a price to the public of $33.00 per share, including 750,000 shares of common stock that were sold as a result of the exercise in full by the underwriters of an option to purchase additional shares that was granted by the selling stockholders. As a result of such offering, the control group consisting of certain affiliates of AEA and certain other of our stockholders no longer controls a majority of the voting power of our outstanding common stock. Accordingly, we are no longer a "controlled company" within the meaning of the New York Stock Exchange corporate governance standards. We did not receive any proceeds from the sale of our common stock by the selling stockholders. We, however, bear the costs associated with the sale of shares by the Selling Stockholders, other than underwriting discounts and commissions.

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

        While highly visible and essential, wallboard typically comprises only 3% to 5% of a new home's total cost. Given its low price point relative to other materials, we believe that there is no economical substitute for wallboard in either residential or commercial applications. We believe wallboard demand is driven by a balanced mix of both residential and commercial new construction as well as repair and remodeling ("R&R") activity.

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

Steel Framing

        Our steel framing product line consists of steel track, studs and the various other steel products used to frame the interior walls of a commercial or institutional building. Typically the contractor who installs the steel framing also installs the wallboard, and the two products, along with ceilings, insulation and other products are sold together as part of a commercial package. Nearly all of our steel framing products are sold for use in commercial buildings.

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

Commercial

        Our addressable commercial construction market is comprised of a variety of commercial and institutional sub-segments with varying demand drivers. Our commercial markets include offices, hotels, retail stores and other commercial buildings, while our institutional markets include educational facilities, healthcare facilities, government buildings and other institutional facilities. The principal demand drivers across these markets include the overall economic outlook, the general business cycle, government spending, vacancy rates, employment trends, interest rates, availability of credit and demographic trends.

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

Our Growth Strategy

        Our growth strategy entails taking market share within our existing footprint, expanding into new markets by opening new branches and strategic acquisitions. We expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships. Since May 1, 2013, we have opened 25 new branches and we currently expect to open several new branches each year depending on market conditions. In addition, we will continue to selectively pursue tuck-in acquisitions and have a dedicated team of professionals to manage the process. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy.

Customers

        Our diverse customer base consists of more than 20,000 contractors as well as home builders. We maintain local relationships with our contractors through our network of branches and our extensive salesforce. We also serve our large homebuilder customers through our local branches, but are able to coordinate the relationships on a national basis through our Yard Support Center in Tucker, Georgia. Our ability to serve multi-regional homebuilders across their footprints provides value to them and differentiates us from most of our competitors. During fiscal 2017 and 2016, our single largest customer accounted for 1.9% and 2.4%, respectively, of our net sales and our net sales from our top ten customers accounted for 8.7% and 9.0%, respectively.

Suppliers

        Our leading market position, national footprint and superior service capabilities have allowed us to develop strong relationships with our suppliers. We maintain exceptional, long-term relationships with all seven major North American wallboard manufacturers, as well as the three major ceilings manufacturers: Armstrong World Industries, Inc., or Armstrong, CertainTeed Corporation and USG Corporation, or USG. Because we account for a meaningful portion of their volumes and provide them with an extensive salesforce to market their products, we are viewed by our suppliers as a key channel partner. We believe this position provides us with advantaged procurement.

Sales and Marketing

        Our sales and marketing strategy is to provide a comprehensive set of high-quality products and superior services to contractors and builders reliably, safely, accurately and on-time. We have a highly experienced sales force of over 600 people who manage our customer relationships and grow our customer base. We have strategies to increase our customer base at both the corporate and local branch levels, which focus on building and growing strong relationships with our customers, whether they serve a small local market, or a national footprint. We believe that the experience and expertise of our salesforce differentiates us from our competition particularly in the commercial market, which requires a highly technical and specialized product knowledge and a sophisticated delivery plan.

Competition

        We compete against other specialty distributors as well as big box retailers and lumberyards. Among specialty distributors, we compete against a small number of large distributors and many small, local, privately-owned distributors. Our largest competitors include: Allied Building Products (a subsidiary of CRH plc), Foundation Building Materials and L&W Supply Co. Inc (a subsidiary of ABC Supply Company). However, we believe smaller, regional or local competitors still comprise more than half of the North American specialty distribution market. The principal competitive factors in our business include, but are not limited to, availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; delivery capabilities; pricing of products; and availability of credit.

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

Intellectual Property

        We own United States trademark registrations for approximately 33 trademarks that we use in our business. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain these trademark registrations as long as they remain valuable to our business. Other than certain of our local brands, the retention of which we believe helps maintain customer loyalty, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. In addition, other than commercially available software licenses, we do not believe that any of our licenses for third-party intellectual property are material to our business, taken as a whole.

Employees

        As of April 30, 2017, we had over 4,400 employees, of which less than 3% were affiliated with labor unions. We believe that we have good relations with our employees. Additionally, we believe that the training provided through our employee development programs and our entrepreneurial, performance-based culture provides significant benefits to our employees.

Government Regulation

        While we are not engaged in a "regulated industry," we are subject to various federal, state and local government regulations applicable to the business in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, workplace safety, transportation, zoning and fire codes. We strive to operate each of our branches in accordance with applicable laws, codes and regulations. We believe we are in compliance in all material respects with existing applicable environmental laws and regulations and, in addition, that our employment, workplace health and workplace safety practices comply with related regulations.

        Our operations in domestic interstate commerce are subject to the regulatory jurisdiction of the Department of Transportation, or DOT, which has broad administrative powers with respect to our transportation operations. We are subject to safety requirements governing interstate operations prescribed by the DOT. Vehicle dimension and driver hours of service also are subject to both federal and state regulations. See Item 1A, "Risk Factors—Risks Relating to Our Business and Industry—Federal, state, local and other regulations could impose substantial costs and restrictions on our operations that would reduce our net income." Our operations are also subject to the regulatory jurisdiction of the Occupational Safety and Health Administration, or OSHA, which has broad administrative powers with respect to workplace and jobsite safety.

Environmental, Health and Safety

        We are subject to various federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing the investigation and cleanup of contaminated properties, air emissions, water discharges, waste management and disposal, product safety and workplace health and safety. These laws and regulations impose a variety of requirements and restrictions on our operations and the products we distribute. The failure by us to comply with these laws and regulations could result in fines, penalties, enforcement actions, third party claims, damage to property or natural resources and personal injury, requirements to investigate or clean up property or to pay for the costs of investigation or cleanup, or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions and could negatively impact our reputation with customers. Environmental, health and safety laws and regulations applicable to our business, the products we distribute and the business of our customers, and the interpretation or enforcement of these laws and regulations, are constantly evolving and it is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. Should environmental, health and safety laws and regulations, or their interpretation or enforcement, become more stringent, our costs, or the costs of our customers, could increase, which may have an adverse effect on our business, financial position, results of operations or cash flows.

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

        Beginning in mid-2006 and continuing through late-2011, the homebuilding industry experienced a significant downturn. This decrease in homebuilding activity led to a steep decline in wallboard demand which, in turn, had a significant adverse effect on our business during this time. According to the U.S. Census Bureau, 1.2 million housing units were started in 2016, representing an increase of 5% from 2015. Nevertheless, housing starts in 2016 remained below their historical long-term average. In addition, some analysts project that the demand for residential construction may be negatively impacted as the number of renting households has increased in recent years and a shortage in the supply of affordable housing is expected to result in lower home ownership rates. The timing and extent of a recovery, if any, in homebuilding and the resulting impact on demand for our products are uncertain. Further, even if homebuilding activity fully recovers, the impact of such recovery on our business may be suppressed if, for example, the average selling price or average size of new single family homes decreases, which could cause homebuilders to decrease spending on our services and the products we distribute.

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

        We also rely, in part, on home R&R activity. High unemployment levels, high mortgage delinquency and foreclosure rates, lower home prices, limited availability of mortgage and home improvement financing and significantly lower housing turnover may restrict consumer spending, particularly on discretionary items such as home improvement projects, and affect consumer confidence levels leading to reduced spending in the R&R end markets. We cannot predict the timing or strength of a significant recovery in R&R activity, if any. Furthermore, without a significant recovery of the general economy, consumer preferences and purchasing practices and the strategies of our customers may adjust in a manner that could result in changes to the nature and prices of products demanded by the end consumer and our customers and could adversely affect our business and results of operations.

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

        Our ten largest customers generated approximately 8.7%, 9.0% and 10.6% of our net sales in the aggregate for fiscal 2017, 2016 and 2015, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers, or successfully assume the customer relationships of any businesses that we acquire, or that we will continue to supply these customers at historical levels. Due to the weak housing market in recent years in comparison to long-term averages, many of our homebuilder customers substantially reduced their construction activity. Some of our homebuilder customers exited or severely curtailed building activity in certain of our markets.

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

        There are inherent risks to our operations. Our delivery employees are subject to the usual hazards associated with providing services on construction sites, while our distribution center personnel are subject to the hazards associated with moving and storing large quantities of heavy materials. In addition, we employ approximately 1,300 drivers in connection with our distribution operations and, from time to time, these drivers are involved in accidents which may cause injuries and in which goods carried by these drivers may be lost or damaged. Our trucks with articulating boom loaders, particularly when loaded, expose our drivers and others to traffic hazards.

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

        As a result of the passage in 2010 of the U.S. Patient Protection and Affordable Care Act, or the ACA, we are required to provide affordable coverage, as defined in the ACA, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the ACA. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Efforts to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA and/or adopt a replacement healthcare reform law may impact our employee healthcare costs. At this time, there is uncertainty concerning whether the ACA will be repealed or what requirements will be included in a new law, if enacted. Increased health care and insurance costs as well as other changes in federal or state workplace regulations could have a material adverse effect on our business, financial condition and results of operations.

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

        Many of our facilities and distribution centers are located on leased premises subject to non-cancellable leases. Typically, our leases have initial terms ranging from three to five years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and non-cancellable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments, and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. Our future minimum aggregate rental commitments for leases for our facilities and distribution centers, as of April 30, 2017, is approximately $91.9 million of which $89.6 million is not reflected as liabilities on our balance sheet. Our inability to terminate a lease when we stop fully utilizing a facility or exit a geographic market can have a significant adverse impact on our financial condition, operating results and cash flows.

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

        Our subsidiary, GYP Holdings III Corp., entered into the ABL Facility, a senior secured first lien term loan facility, or the First Lien Facility, and a senior secured lien term facility, or the Second Lien Facility (which is no longer outstanding) in connection with the Acquisition. As of April 30, 2017, $103.4 million was outstanding under the ABL Facility and $231.2 million was available for future borrowings under the ABL Facility, $477.6 million was outstanding under the First Lien Facility. On June 7, 2017, we amended our First Lien Credit Agreement to provide for a new First Lien Facility and borrowed $577.6 million, of which the net proceeds were used to repay the existing outstanding balance of $477.6 million under the First Lien Facility and $94.0 million of loans under our ABL Facility. We may incur substantial additional debt in the future.

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

        We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under lease arrangements that are currently recorded as operating leases even if operating leases were to be treated as debt under GAAP. In addition, the ABL Facility provides a commitment of up to $345.0 million, subject to a borrowing base. As of April 30, 2017, we are able to borrow an additional $231.2 million under the ABL Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Credit Facilities."

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

        A significant portion of our outstanding debt bears interest at variable rates. We have entered into an interest rate cap on three-month U.S. dollar LIBOR based on a strike rate of 2.0%, which effectively caps the interest rate at 5.75% on an initial notional amount of $275.0 million of our variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms. However, increases in interest rates with respect to any amount of our debt not covered by the interest rate cap could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Excluding the effect of the interest rate cap and the interest rate floor on the First Lien Facility, each 1% increase in interest rates on the First Lien Facility would increase our annual interest expense by approximately $4.8 million based on balances outstanding under the First Lien Facility as of April 30, 2017. Assuming the ABL Facility was fully drawn up to the $345.0 million maximum commitment, each 1% increase in interest rates would result in a $3.5 million increase in annual interest expense on the ABL Facility. The impact of increases in interest rates could be more significant for us than it would be for some other comparable companies because of our substantial indebtedness.

We incurred a net loss in a recent period and we may experience net losses in the future.

        We experienced net losses of $11.7 million for fiscal 2015. There is no guarantee that we will be successful in sustaining net income or otherwise achieving profitability or sustaining positive Adjusted EBITDA and operating cash flow in future periods. Any failure to achieve or sustain net income or sustain positive Adjusted EBITDA and operating cash flow could, among other things, impair our ability to complete future financings, increase the cost of obtaining financing or force us to seek additional capital through sales of our equity securities, which could dilute the value of our common stock. In addition, a lack of profitability could adversely affect the price of our common stock.

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

        Some of our subsidiaries sponsor deferred compensation arrangements that entitle selected employees of those subsidiaries to participate in increases in the adjusted book value of a specified number of shares of common stock of those subsidiaries. Employees participate in these arrangements through cash-based stock appreciation rights, by holding common stock of the applicable subsidiary and/or through deferred compensation programs. As of April 30, 2017, we have reflected an aggregate fair value of $48.7 million of liabilities related to these compensation arrangements on our consolidated balance sheets, of which $2.9 million is classified as a current liability and the remainder is classified as a long-term liability. Upon termination of employment of those with whom we have these arrangements, these subsidiaries are required to make payments to these individuals. Settlements of these awards are typically made with cash or through execution of an installment note payable to the employee over a period of four to five years. Any requirement to make payments to employees pursuant to these deferred compensation arrangements could impact the cash flows of these subsidiaries and their ability to make funds available to us.

An impairment of goodwill could have a material adverse effect on our results of operations.

        Acquisitions frequently result in the recording of goodwill and other intangible assets. At April 30, 2017, goodwill represented 30.4% of our total assets. Goodwill is not amortized and is subject to impairment testing at least annually using a fair value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units, which are consistent with our operating segments. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows and other valuation techniques. Future cash flows can be affected by changes in industry or market conditions, among other factors. The recoverability of goodwill is evaluated at least annually and when events or changes in circumstances indicate that the fair value of a reporting unit has more likely than not declined below its carrying value. The annual impairment test resulted in no impairment of goodwill during fiscal 2017, 2016 and 2015.

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

        We currently use our own fleet of over 1,900 owned and leased delivery vehicles to service customers in the regions in which we operate. As a result, we are inherently dependent upon energy to operate and are impacted by changes in diesel fuel prices. The cost of fuel has reached historically high levels during portions of the last several years, is largely unpredictable and has a significant impact on our results of operations. Fuel availability, as well as pricing, is also impacted by political and economic factors. It is difficult to predict the future availability of fuel due to the following factors, among others:

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

        We rely on the accuracy, capacity and security of our IT systems, some of which are managed or hosted by third parties, and our ability to continually update these systems in response to the changing needs of our business. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. We have incurred costs and may incur significant additional costs in order to implement the security measures that we feel are appropriate to protect our IT systems. Our security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural or man-made disasters, unauthorized access, cyber attacks and other similar disruptions. Despite our security measures, our IT systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any attacks on our IT systems could result in our systems or data being breached or damaged by computer viruses or unauthorized physical or electronic access. Such a breach could result in not only business disruption, but also theft of our intellectual property or other competitive information or unauthorized access to controlled data and any personal information stored in our IT systems. To the extent that any data is lost or destroyed or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships. In addition, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, damage our reputation and cause a loss of confidence in our business, products and services, which could adversely affect our business, financial condition, profitability and cash flows. To date, we have not experienced a material breach of our IT systems. However, during the course of preparing for our IPO, we identified a material weakness in our general IT computer controls. See "—Risks Relating to Ownership of Our Common Stock—We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock."

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

Because AEA controls a significant percentage of our common stock, it may influence major corporate decisions and its interests may conflict with the interests of other holders of our common stock.

        Certain affiliates of AEA beneficially own approximately 27.6% of the voting power of our outstanding common stock. Through this beneficial ownership and a stockholders agreement and voting proxies, which provide voting control over additional shares of our common stock, AEA controls approximately 37.9% of the voting power of our outstanding common stock. As a result of this control, AEA is able to influence matters requiring approval by our stockholders and/or our board of directors, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. AEA may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and may materially and adversely affect the market price of our common stock. In addition, AEA may in the future own businesses that directly compete with ours. See Item 13, "Certain Relationships and Related Party Transactions and Director Independence."

Sales of a substantial number of shares of our common stock in the public market by us or our existing stockholders could cause our stock price to fall.

        Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

        As of April 30, 2017, we had outstanding options to purchase an aggregate of 2,087,645 shares of our common stock at a weighted average exercise price of $13.39 per share. The exercise of such outstanding options will result in dilution of the value of our common stock and could further depress the market price of our common stock. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

        Moreover, holders of an aggregate of 19,928,405 shares of our common stock have rights, subject to certain conditions to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

        As a public company, we are subject to the reporting requirements of the Exchange Act and the corporate governance standards of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the New York Stock Exchange. These requirements place a strain on our management, systems and resources and we will continue to incur significant legal, accounting, insurance and other expenses. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of shareholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. The New York Stock Exchange requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and the New York Stock Exchange requirements, significant resources and management oversight will be required. This may divert management's attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.

        These requirements and standards could be difficult and will be significantly more expensive to obtain directors' and officers' liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage available to a non-public company. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by shareholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

        As a public company, we are required to comply with the SEC's rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

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

        As of April 30, 2017, we have remediated the material weaknesses associated with personnel and manual journal entries, and we are in the process of remediating the material weaknesses related to accounting policies and procedures and IT general controls. The material weaknesses related to our accounting policies and procedures and IT general controls could result in our inability to prevent or detect material misstatements in our financial statement accounts or disclosures. These deficiencies previously resulted in material adjustments to correct the consolidated financial statements of our wholly owned subsidiary, GYP Holdings III Corp., that were issued for fiscal 2013 and 2014 and could result in material misstatements to our consolidated financial statements that may not be prevented or detected.

        Our current efforts to design and implement an effective control environment may not be sufficient to remediate the material weaknesses related to accounting policies and procedures and IT general controls or to prevent future material weaknesses or control deficiencies from occurring. There can be no assurance that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

        If we fail to effectively remediate the material weaknesses in our control environment, if we identify future material weaknesses in our internal controls over financial reporting or if we are unable to comply with the demands that we face as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

Upon completion of the secondary offering of our common stock on June 7, 2017, we are no longer a "controlled company" within the meaning of the rules of the New York Stock Exchange. However, we may continue to rely on exemptions from certain corporate governance requirements during the ninety day and one-year transition periods.

        Following the completion of the secondary offering of our common stock on June 7, 2017, the control group consisting of certain affiliates of AEA and certain other of our stockholders no longer controls a majority of the voting power of our outstanding common stock. Accordingly, we are no longer a "controlled company" within the meaning of the New York Stock Exchange corporate governance standards. Consequently, the New York Stock Exchange rules require that we (i) have a majority of independent directors on our board of directors within one year of the date we no longer qualified as a "controlled company"; (ii) have at least one independent director on each of the compensation and nominating/corporate governance committees on the date we no longer qualified as a "controlled company," at least a majority of independent directors on each of the compensation and nominating/corporate governance committees within 90 days of such date and the compensation and nominating/corporate governance committees composed entirely of independent directors within one year of such date and (iii) perform an annual performance evaluation of the compensation and nominating/corporate governance committees. During this transition period, we may continue to utilize the available exemptions from certain corporate governance requirements as permitted by the New York Stock Exchange rules. Accordingly, during the transition period you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

        As of the date we no longer qualified as a "controlled company" and as of the date of this Annual Report on Form 10-K, we have (i) at least one independent director on each of the compensation and nominating/corporate governance committees and (ii) at least a majority of independent directors on the compensation committee. On April 26, 2017, our board of directors accepted the resignation of J. Louis Sharpe from the audit committee and appointed J. David Smith to the audit committee. As a result, the audit committee of the board of directors consists entirely of independent directors and is in compliance with the rules and regulations of the SEC and the New York Stock Exchange.

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

  •
  limiting the ability of stockholders to remove directors without cause;

  •
  authorizing the issuance of "blank check" preferred stock by our board of directors, without further shareholder approval, to thwart a takeover attempt;

  •
  prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders);

  •
  eliminating the ability of stockholders to call a special meeting of stockholders;

  •
  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings; and

  •
  requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our amended and restated certificate of incorporation or bylaws if AEA.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Facilities

        Our corporate headquarters is in Tucker, Georgia. In addition, we have one owned office in Riverview, Florida. We operate our business through over 200 branches, across 42 states and the District of Columbia. The covered square footage of our warehouses is equal to an aggregate of approximately 6.7 million square feet. As of April 30, 2017, we owned 78 of our facilities, some of which were used as collateral to secure the First Lien Facility. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear.

        As of April 30, 2017, we operated 205 branches, a few with multiple facilities, located in the following locations:

Location	Number of Branches	Location	Number of Branches
Alabama	5	Missouri	5
Alaska	1	Montana	2
Arizona	5	Nebraska	2
Arkansas	3	Nevada	1
California	5	New Jersey	2
Colorado	7	New Mexico	5
Delaware	2	North Carolina	10
District of Columbia	1	North Dakota	3
Florida	13	Ohio	4
Georgia	16	Oklahoma	2
Hawaii	1	Oregon	5
Idaho	3	Pennsylvania	2
Illinois	4	South Carolina	10
Indiana	1	South Dakota	1
Iowa	1	Tennessee	4
Kansas	1	Texas	15
Kentucky	3	Virginia	12
Louisiana	1	Washington	11
Maryland	7	West Virginia	1
Massachusetts	3	Wisconsin	6
Michigan	13	Wyoming	1
Minnesota	5

		Total	205

Item 3.    Legal Proceedings

        From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

        The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979, which have not materially impacted our financial condition or operating results. Since 2002, as of April 30, 2017, approximately 979 asbestos-related personal injury lawsuits have been brought and we vigorously defend against them. Of these, 891 have been dismissed without any payment by us, 29 are on deferred or inactive court dockets, 53 are pending and only 6 have been settled. See Item 1A, "Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties."

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

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

        As of April 30, 2017, there were 88 holders of record of the Company's common stock, which does not reflect those shares held beneficially or those shares held in "street" name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

        The following table sets forth, for the indicated periods, the high and low sales prices per share for our common stock on the NYSE.

	High	Low
Fiscal 2017:
First quarter (starting May 26, 2016)	$26.42	$19.28
Second quarter	$25.25	$20.23
Third quarter	$31.62	$20.51
Fourth quarter	$36.76	$28.22

Dividend Policy

        No dividends were paid to stockholders during fiscal 2017. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Most of the Company's indebtedness contains restrictions on the Company's activities, including paying dividends on its capital stock. 7, "Long-Term Debt" of Part II, Item 8 of this Annual Report on Form 10-K. Any future determination relating to our dividend policy will be made at the discretion of the Company's board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.

Performance Graph

        The following graph shows a comparison of cumulative total return to holders of shares of GMS Inc.'s common stock against the cumulative total return of S&P 500 Index and S&P 500 Specialty Retail Index from May 26, 2016 (the date our common stock commenced trading on the NYSE) through April 28, 2017 (the last trading day in fiscal 2017). The comparison of the cumulative total returns for each investment assumes that $100 was invested in GMS Inc. common stock and the respective indices on May 26, 2016 through April 28, 2017 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

        This performance graph and related information shall not be deemed "soliciting material" or to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing. The points on the graph represent stock prices at the date of the IPO and the last trading day in fiscal 2017.

	5/26/2016	4/28/2017
GMS Inc.	$100.00	$172.19
S&P 500 Index	100.00	116.00
S&P 500 Specialty Retail Index	100.00	122.00

Item 6.    Selected Financial Data

        The selected consolidated financial information presented below for the fiscal years ended April 30, 2017, 2016 and 2015 and as of April 30, 2017 and 2016 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial information presented below as of the fiscal year ended April 30, 2015 has been derived from our consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial information presented below for the one month ended April 30, 2014, eleven months ended March 31, 2014, and the fiscal year ended April 30, 2013 and as of April 30, 2014 and 2013 has been derived from our consolidated financial statements not included in this Annual Report on Form 10-K.

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

	Successor				Predecessor(1)
	Fiscal Year Ended April 30, 2017	Fiscal Year Ended April 30, 2016	Fiscal Year Ended April 30, 2015	One Month Ended April 30, 2014	Eleven Months Ended March 31, 2014	Fiscal Year Ended April 30, 2013
	(in thousands, except share and per share data)
Statement of Operations Data:
Net sales	$2,319,146	$1,858,182	$1,570,085	$127,332	$1,226,008	$1,161,610
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,560,575	1,265,018	1,091,114	97,955	853,020	824,331

Gross profit	758,571	593,164	478,971	29,377	372,988	337,279

Operating expenses:
Selling, general and administrative expenses	585,078	470,035	396,155	46,052	352,930	295,289
Depreciation and amortization	69,240	64,215	64,165	6,336	12,253	11,627

Total operating expenses	654,318	534,250	460,320	52,388	365,183	306,916

Operating income (loss)	104,253	58,914	18,651	(23,011)	7,805	30,363
Other (expense) income:
Interest expense	(29,360)	(37,418)	(36,396)	(2,954)	(4,226)	(4,413)
Change in fair value of financial instruments	(382)	(19)	(2,494)	—	—	—
Change in fair value of mandatorily redeemable common shares (2)	—	—	—	—	(200,004)	(198,212)
Write-off of discount and deferred financing fees	(7,103)	—	—	—	—	—
Other income, net	4,132	3,671	1,916	149	2,187	1,169

Total other (expense), net	(32,713)	(33,766)	(36,974)	(2,805)	(202,043)	(201,456)

Income (loss) before tax	71,540	25,148	(18,323)	(25,816)	(194,238)	(171,093)
Income tax expense (benefit)	22,654	12,584	(6,626)	(6,863)	6,623	11,534

Net income (loss)	$48,886	$12,564	$(11,697)	$(18,953)	$(200,861)	$(182,627)

Weighted average shares outstanding:
Basic	40,260,405	32,799,098	32,450,401	32,341,751	—	—
Diluted	41,070,025	33,125,242	32,450,401	32,341,751	—	—
Net income (loss) per share:
Basic	$1.21	$0.38	$(0.36)	$(0.59)	—	—
Diluted	$1.19	$0.38	$(0.36)	$(0.59)	—	—

	Successor				Predecessor
	April 30, 2017	April 30, 2016	April 30, 2015	April 30, 2014	April 30, 2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,561	$19,072	$12,284	$32,662	$13,383
Total assets(3)	1,393,265	1,240,814	1,160,976	1,122,351	494,626
Total debt(4)	594,920	644,610	556,984	538,785	115,003
Total stockholders' equity (deficit)	514,606	311,160	299,572	299,434	(274,846)

	Successor				Predecessor
	Fiscal Year Ended April 30, 2017	Fiscal Year Ended April 30, 2016	Fiscal Year Ended April 30, 2015	One Month Ended April 30, 2014	Eleven Months Ended March 31, 2014	Fiscal Year Ended April 30, 2013
	(in thousands, except share and per share data)
Other Financial Data:
Adjusted EBITDA(5)	$188,229	$138,183	$105,796	$8,372	$78,690	$57,511
Adjusted EBITDA margin(5)	8.1%	7.4%	6.7%	6.6%	6.4%	5.0%
Working capital (at period end)(6)	344,684	251,068	220,196	247,469		197,960
Adjusted working capital (at period end)(7)	341,653	267,577	231,621	220,892		189,786

	Fiscal Year Ended
	April 30, 2017	April 30, 2016	April 30, 2015	April 30, 2014	April 30 2013
Selected Operating Data:
Branches (at period end)	205	186	156	140	132
Employees (at period end)	4,464	3,934	3,088	2,621	2,405
Wallboard volume (million square feet)	3,457	2,843	2,328	2,088	1,850

(1)
Weighted average shares outstanding and income (loss) per share information is not required for these periods.

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

(3)
These amounts reflect the retrospective impact of our adoption of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU No. 2015-17") which we adopted in the first quarter of fiscal 2017 and the adoption of Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU No. 2015-03). The impact of the adoptions of these standards on previously reported amounts was a decrease in total assets of $11.0 million, $9.8 million and $7.8 million for fiscal 2016, 2015 and 2014, respectively.

(4)
Includes debt and capital lease obligations, net of unamortized discount and deferred financing costs.

(5)
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

  The following is a reconciliation of our net income (loss) to Adjusted EBITDA:

	Successor				Predecessor
	Fiscal Year Ended April 30, 2017	Fiscal Year Ended April 30, 2016	Fiscal Year Ended April 30, 2015	One Month Ended April 30, 2014	Eleven Months Ended March 31, 2014	Fiscal Year Ended April 30, 2013
	(in thousands)
Net income (loss)	$48,886	$12,564	$(11,697)	$(18,953)	$(200,861)	$(182,627)
Interest expense	36,463	37,418	36,396	2,954	4,226	4,413
Change in fair value of mandatorily redeemable shares	—	—	—	—	200,004	198,212
Interest income	(152)	(928)	(1,010)	(76)	(846)	(798)
Income tax expense (benefit)	22,654	12,584	(6,626)	(6,863)	6,623	11,534
Depreciation expense	25,565	26,667	32,208	3,818	12,224	11,665
Amortization expense	43,675	37,548	31,957	2,518	38	72

EBITDA	$177,091	$125,853	$81,228	$(16,602)	$21,408	$42,471

Stock appreciation rights expense(a)	$148	$1,988	$2,268	$80	$1,288	$1,061
Redeemable noncontrolling interests(b)	3,536	880	1,859	71	2,957	2,195
Equity-based compensation(c)	2,534	2,699	6,455	1	27	82
Severance, other costs related to discontinued operations and closed branches, and certain other costs(d)	(157)	379	413	—	—	(30)
Transaction costs (acquisitions and other)(e)	2,249	3,751	2,728	16,155	51,809	230
(Gain) loss on disposal of assets	(338)	(645)	1,089	170	(1,034)	(2,231)
Management fee to related party(f)	188	2,250	2,250	188	—	—
Effects of fair value adjustments to inventory(g)	946	1,009	5,012	8,289	—	—
Interest rate swap and cap mark-to-market(h)	382	19	2,494	—	(192)	313
Secondary public offering costs(i)	1,385	—	—	—	—	—
Debt transaction costs(j)	265	—	—	—	—	—

Adjusted EBITDA	$188,229	$138,183	$105,796	$8,372	$78,690	$57,511

  (a)
  Represents non-cash compensation expenses related to stock appreciation rights agreements. For additional details regarding stock appreciation rights, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Subsidiary Equity-Based Deferred Compensation Arrangements."

  (b)
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

  (c)
  Represents non-cash equity-based compensation expense related to the issuance of stock options.

  (d)
  Represents severance expenses, other costs related to discontinued operations and closed branches and certain other costs permitted in calculations under the ABL Facility and the First Lien Facility.

  (e)
  Represents one-time costs related to our initial public offering and acquisitions (including the Acquisition) paid to third party advisors, including fees to financial advisors, accountants, attorneys and other professionals as well as costs related to the retirement of corporate stock appreciation rights. Also included are one-time bonuses paid to certain employees in connection with the Acquisition.

  (f)
  Represents management fees paid by us to AEA. Following our initial public offering, AEA no longer receives management fees from us.

  (g)
  Represents the non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value, primarily related to the Acquisition.

  (h)
  Represents the mark-to-market adjustments for certain financial instruments.

  (i)
  Represents costs paid to third party advisors related to the secondary public offerings of our common stock.

  (j)
  Represents costs paid to third party advisors related to debt refinancing activities.
(6)
Current assets less current liabilities.

(7)
Adjusted working capital represents current assets (excluding cash and cash equivalents) minus current liabilities (excluding current maturities of long-term debt). Adjusted working capital is not a recognized term under GAAP and does not purport to be an alternative to working capital. Management believes that adjusted working capital is useful in analyzing the cash flow and working capital needs of the Company. We exclude cash and cash equivalents and current maturities of long-term debt to evaluate the investment in working capital required to support our business.

        The following is a reconciliation from working capital, the most directly comparable financial measure under GAAP, to adjusted working capital as of the dates presented:

	April 30, 2017	April 30, 2016	April 30, 2015	April 30, 2014	April 30, 2013
	(in thousands)
Current assets	$555,186	$471,643	$426,980	$390,005	$306,355
Current liabilities	210,502	220,575	206,784	142,536	108,395

Working capital	$344,684	$251,068	$220,196	$247,469	$197,960
Cash and cash equivalents	(14,561)	(19,072)	(12,284)	(32,662)	(13,383)
Current maturities of long-term debt	11,530	35,581	23,709	6,085	5,209

Adjusted working capital	$341,653	$267,577	$231,621	$220,892	$189,786

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

        On June 7, 2017, we completed an offering of 5,750,000 shares of common stock by certain of the Company's existing stockholders, including certain affiliates of AEA Investors, at a public offering price of $33.00 per share, including 750,000 shares of common stock that were sold as a result of the exercise in full by the underwriters of an option to purchase additional shares that was granted by the Selling Stockholders. As a result of such offering, the control group consisting of certain affiliates of AEA and certain other of our stockholders no longer control a majority of the voting power of our outstanding common stock. Accordingly, we are no longer a "controlled company" within the meaning of the New York Stock Exchange corporate governance standards. We did not receive any proceeds from the sale of our common stock by the selling stockholders. We, however, bear the costs associated with the sale of shares by the Selling Stockholders, other than underwriting discounts and commissions.

        On June 7, 2017 we entered into a second amendment to our First Lien Credit Agreement, dated April 1, 2014, among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the financial institutions from time to time party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent. Under the terms of the agreement, we borrowed $577.6 million which will mature on April 1, 2023 and will bear interest at a floating rate based on LIBOR, with a 1% floor, plus 3%. The previous rate was 3.5%. The net proceeds were used to repay the existing First Lien Term Loan outstanding balance of $477.6 million and approximately $94.0 million of loans under our asset based revolving credit facility, or the ABL Facility, as well as to pay related expenses.

Business Overview

        Founded in 1971, we are the leading North American distributor of wallboard and ceilings. Our core customer is the interior contractor, who typically installs wallboard, ceilings and our other interior construction products in commercial and residential buildings. As a leading specialty distributor, we serve as a critical link between our suppliers and a highly fragmented customer base of over 20,000 contractors. Our operating model combines a national platform with a local go-to-market strategy through over 200 branches across the country. We believe this combination enables us to generate economies of scale while maintaining the high service levels, entrepreneurial culture and customer intimacy of a local business.

        Our growth strategy entails taking market share within our existing footprint, expanding into new markets by opening new branches and strategic acquisitions. We expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships. Since the beginning of full year 2014, we have opened 25 new branches and we currently expect to open several new branches each year depending on market conditions. In addition, we will continue to selectively pursue tuck-in acquisitions and have a dedicated team of professionals to manage the process. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy.

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

        Residential construction activity is driven by a number of factors, including the overall economic outlook, employment, income growth, home prices, availability of mortgage financing, interest rates and consumer confidence, among others. According to the U.S. Census Bureau, U.S. housing starts reached 1.2 million in the 2016 calendar year, which is an increase of 5% from 2015. While housing starts increased for the seventh consecutive year in 2016, activity in the market remains well below historical levels. New residential housing starts of 1.2 million in 2016 would have needed to increase by 24% in order to reach their historical market average of 1.5 million annually since 1970.

        While residential R&R activity is typically more stable than new construction activity, we believe the prolonged period of under-investment during the recent downturn will result in above-average growth for the next several years. The primary drivers of residential R&R spending include changes in existing home prices, existing home sales, the average age of the housing stock, consumer confidence and interest rates. Private residential fixed investment as a percentage of U.S. GDP, a measure of residential R&R activity, equaled 3.8% in 2016, which is over 17% lower than the historic annual average of 4.6% (measured as the average from 1950 to 2016).

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

Acquisitions

        We complement our organic growth strategy with selective, tuck-in acquisitions. Since the beginning of full year 2014 through April 30, 2017, we completed the following 23 strategic acquisitions: Dakota Gypsum, Sun Valley Supply, Inc., Contractors' Choice Supply, Inc., Drywall Supply, Inc., AllSouth Drywall Supply Company, Serrano Supply, Inc., Ohio Valley Building Products, LLC, J&B Materials, Inc., Tri-Cities Drywall & Supply Co., Badgerland Supply, Inc., Hathaway & Sons, Inc., Gypsum Supply Company, Robert N. Karpp Company, Inc., Professional Handling & Distribution, Inc., M.R. Lee Building Materials, Inc., Wall & Ceiling Supply Co. Inc., Rockwise, LLC, Steven F. Kempf Building Materials, Inc., Olympia Building Supplies, LLC, United Building Materials, Inc., Ryan Building Materials, Inc., Interior Products Supply and Hawaii-based distribution assets of Grabber Construction Products totaling 53 branches. We believe that significant opportunities exist to further expand our geographic footprint by executing additional strategic acquisitions and we consistently strive to maintain an extensive and active acquisition pipeline. We are often evaluating multiple acquisition opportunities at any given time.

Debt Refinancings

        In connection with the Acquisition, we entered into the ABL Facility, the First Lien Facility and the Second Lien Facility. We refer to the First Lien Facility and/or the Second Lien Facility as the "Term Loan Facilities."

Term Loan Amendments

        On September 27, 2016, the Company entered into an Incremental First Lien Term Commitments Amendment (the "First Amendment"), among GYP Holdings III Corp., GYP Holdings II Corp., Credit Suisse AG, as an administrative agent and as incremental lender, and the other guarantors party thereto, which amended the First Lien Credit Agreement, dated April 1, 2014 (the "Original Credit Agreement"), among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the financial institutions party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent.

        The First Amendment amended the Original Credit Agreement (as amended by the First Amendment, the "First Amended Credit Agreement"), among other things, provided for a new first lien term loan facility under the First Amended Credit Agreement in the aggregate principal amount of approximately $481.2 million with an interest at a floating rate based on LIBOR, with a 1.00% floor, plus 3.50%, representing a twenty five basis point improvement compared to the interest rate of the existing first lien term loan facility under the First Amended Credit immediately prior to giving effect to the First Amendment. Net proceeds from the new first lien term loan facility were used to repay the Company's existing first lien term loan facility of $381.2 million under the First Amended Credit Agreement and a portion of the loans under the ABL Facility as well as to pay related expenses. In addition, we recorded a write-off of debt discount and deferred financing fees of $1,466 to "Write-off of discount and deferred financing fees" in the Consolidated Statements of Operations and Comprehensive Income.

        Subsequent to April 30, 2017, on June 7, 2017, we entered into a Second Amendment to First Lien Credit Agreement (the "Second Amendment"), among GYP Holdings III Corp., GYP Holdings II Corp., Credit Suisse AG, as administrative agent and as incremental lender, and the other guarantors party thereto, which amended the First Lien Credit Agreement, dated April 1, 2014 (as amended by the First Amendment and the Second Amendment), the "Credit Agreement"), among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the financial institutions party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent. The Second Amendment provides for a new first lien term loan facility under the Credit Agreement in the aggregate principal amount of approximately $577.6 million due in April 2023 that bears interest at a floating rate based on LIBOR, with a 1.00% floor, plus 3.00%, representing a fifty basis point improvement compared to the interest rate of the existing first lien term loan facility under the Credit Agreement immediately prior to giving effect to the Second Amendment. Net proceeds from the new first lien term loan facility and cash on hand were used to repay the Company's existing first lien term loan facility of $477.6 million under the Credit Agreement and approximately $94.0 million of loans under our ABL Facility as well as to pay related expenses. Except as described herein, all other terms of the Credit Agreement remain the same.

ABL Facility Amendments

        On November 18, 2016, the Company entered into a Second Amendment to ABL Credit Agreement (the "Second Amendment") among GYP Holdings III Corp., GYP Holdings II Corp., the other guarantors party thereto, Wells Fargo, N.A., as administrative agent and collateral agent for the lenders, and as swing line lender and L/C issuer, which amended the ABL Credit Agreement, dated April 1, 2014 (as amended by the First Amendment to ABL Credit Agreement, dated February 17, 2016, and the Second Amendment, the "ABL Credit Agreement"), among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent for the lenders, and as swing line lender and L/C issuer.

        The Second Amendment provides for an increase in the revolving credit commitments thereunder to $345.0 million (including an increase in the swing line limit to $34.5 million), and extension of the maturity date to November 18, 2021, and a 0.25% decrease in the interest rate margin at each pricing level for LIBOR loans thereunder. In addition, we recorded a write-off of debt discount and deferred financing fees of $211 to "Write-off of discount and deferred financing fees" in the Consolidated Statements of Operations and Comprehensive Income.

Our Products

        The following is a summary of our net sales by product group for the fiscal years ended April 30, 2017, 2016 and 2015.

	Year Ended April 30, 2017	% of Total	Year Ended April 30, 2016	% of Total	Year Ended April 30, 2015	% of Total
	(dollars in thousands)
Wallboard	$1,058,400	45.7%	$870,952	46.9%	$718,102	45.7%
Ceilings	341,007	14.7%	297,110	16.0%	278,749	17.8%
Steel framing	374,151	16.1%	281,340	15.1%	243,173	15.5%
Other products	545,588	23.5%	408,780	22.0%	330,061	21.0%

Total net sales	$2,319,146	100.0%	$1,858,182	100.0%	$1,570,085	100.0%

Results of Operations

Fiscal Years Ended April 30, 2017 and 2016

        The following table summarizes key components of our results of operations for the fiscal years ended April 30, 2017 and 2016:

	Fiscal Years Ended April 30,
	2017	2016
	(dollars in thousands)
Statement of operations data:
Net sales	$2,319,146	$1,858,182
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,560,575	1,265,018

Gross profit	758,571	593,164

Operating expenses:
Selling, general and administrative expenses	585,078	470,035
Depreciation and amortization	69,240	64,215

Total operating expenses	654,318	534,250

Operating income	104,253	58,914
Other (expense) income:
Interest expense	(29,360)	(37,418)
Change in fair value of financial instruments	(382)	(19)
Write-off of discount and deferred financing fees	(7,103)	—
Other income, net	4,132	3,671

Total other (expense), net	(32,713)	(33,766)

Income before tax	71,540	25,148
Income tax expense	22,654	12,584

Net income (loss)	$48,886	$12,564

Non-GAAP measures:
Adjusted EBITDA(1)	$188,229	$138,183
Adjusted EBITDA margin(1)	8.1%	7.4%

(1)
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See Item 6, "Selected Financial Data," for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income (loss) and a description of why we believe these measures are important.

Net Sales

        Net sales of $2,319.1 million for the fiscal year ended April 30, 2017 increased $460.9 million, or 24.8%, from $1,858.2 million for the fiscal year ended April 30, 2016. Our performance in the fiscal year ended April 30, 2017 was strong as our sales increased across all product categories. In the fiscal year ended April 30, 2017, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $187.4 million, or 21.5%, compared to the fiscal year ended April 30, 2016. The increase in wallboard sales was a result of a 21.6% increase in unit volume primarily driven by greater end market demand, market share gains and the impact of acquisitions, partially offset by a 0.1% decrease in pricing. In the fiscal year ended April 30, 2017, our ceiling sales increased $43.9 million, or 14.8%, from the fiscal year ended April 30, 2016, and steel framing sales increased $92.8 million, or 33.0%. Ceiling and steel framing sales increased primarily as a result of acquisitions and increases in commercial construction activity and pricing. For the year ended April 30, 2017, our other products sales category, which includes tools, insulation, joint treatment and various other specialty products, increased $136.8 million, or 33.5%, compared to the year ended April 30, 2016. Other products net sales benefitted from the significant pull through factor of our core product offerings, further supplemented by pricing improvements, retail showrooms resets, targeted acquisitions and other strategic initiatives.

        From February 1, 2015 through April 30, 2017, we have completed 18 acquisitions, totaling 48 branches. These acquisitions contributed $459.2 million and $168.1 million to our net sales in fiscal 2017 and fiscal 2016, respectively. Excluding these acquired sites, for fiscal 2017 and fiscal 2016, our base business net sales increased $169.8 million, or 10.0%, compared to the fiscal year ended April 30, 2016. The overall increase in our base business net sales reflected the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction, coupled with market share gains.

        When calculating our "base business" results, we exclude any branches that were acquired in the current fiscal year, the prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 1, 2015 and April 30, 2017 will be excluded from base business net sales for any period during fiscal 2017.

        In addition, our base business improved through the addition of 9 new greenfield branches opened from February 1, 2015 through April 30, 2017, which contributed $44.8 million to our base business net sales in the fiscal year ended April 30, 2017 and $8.4 million to our base business net sales for the fiscal year ended April 30, 2016.

        The following table breaks out our consolidated net sales into the base business component and the excluded component, which consists of recently acquired branches, as shown below:

	Fiscal Year Ended April 30,
(Unaudited)	2017	2016
	(dollars in thousands)
Base business net sales	$1,859,902	$1,690,098
Recently acquired net sales (excluded from base business)	459,244	168,084

Total net sales	$2,319,146	$1,858,182

        We have excluded the following acquisitions from the base business for the periods identified:

Acquisition	Acquisition Date	Branches Acquired	Periods Excluded
Serrano Supply, Inc. (IA)	February 1, 2015	1	February 1, 2015 - April 30, 2017
Ohio Valley Building Products, LLC (WV)	February 16, 2015	1	February 16, 2015 - April 30, 2017
J&B Materials, Inc. (CA, HI)	March 16, 2015	5	March 16, 2015 - April 30, 2017
Tri-Cities Drywall & Supply Co. (WA)	September 29, 2015	1	September 29, 2015 - April 30, 2017
Badgerland Supply, Inc. (WI, IL)	November 2, 2015	6	November 2, 2015 - April 30, 2017
Hathaway & Sons, Inc. (CA)	November 9, 2015	1	November 9, 2015 - April 30, 2017
Gypsum Supply Company (MI, OH)	January 1, 2016	11	January 1, 2016 - April 30, 2017
Robert N. Karpp Company, Inc. (MA)	February 1, 2016	3	February 1, 2016 - April 30, 2017
Professional Handling & Distribution, Inc. (IL)	February 1, 2016	2	February 1, 2016 - April 30, 2017
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1	April 4, 2016 - April 30, 2017
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1	May 2, 2016 - April 30, 2017
Rockwise, LLC (AZ, CO)	July 5, 2016	3	July 5, 2016 - April 30, 2017
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1	August 29, 2016 - April 30, 2017
Olympia Building Supplies, LLC (FL)	September 1, 2016	3	September 1, 2016 - April 30, 2017
United Building Materials, Inc. (OH)	October 3, 2016	3	October 3, 2016 - April 30, 2017
Ryan Building Materials, Inc. (MI)	October 31, 2016	3	October 31, 2016 - April 30, 2017
Interior Products Supply (IN)	December 5, 2016	1	December 5, 2016 - April 30, 2017
Hawaii-based distribution assets of Grabber Construction Products (HI)	February 1, 2017	1	February 1, 2017 - April 30, 2017

Gross Profit and Gross Margin

        Gross profit was $758.6 million for the fiscal year ended April 30, 2017 compared to $593.2 million for the fiscal year ended April 30, 2016. The increase in gross profit was due to $460.9 million in additional sales, partially offset by a $295.5 million increase in cost of sales. Gross margin on net sales increased to 32.7% for the fiscal year ended April 30, 2017 from 31.9% for the fiscal year ended April 30, 2016 as the result of improved product margins and mix.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Our selling, general and administrative expenses increased $115.0 million, or 24.5%, to $585.1 million for the fiscal year ended April 30, 2017 from $470.0 million for the fiscal year ended April 30, 2016. This increase was due to increases in warehouse expense of $15.2 million, of which $7.2 million was related to payroll; and $4.6 million was related to facility costs; delivery expense of $45.9 million, of which $27.0 million was related to payroll, $8.3 million was related to equipment rental cost increases and $3.6 million was related to maintenance and repairs for our delivery fleet; and increases in branch and corporate general and administrative expenses of $54.0 million, of which $26.5 million was related to payroll, $10.6 million was related to employee benefits, and $6.0 million was related to increases in real estate rental expense. The increases in payroll and payroll related costs were primarily due to increased headcount, which was due to the increase in delivered volume, acquisitions and the expansion of the Yard Support Center. Selling, general and administrative expenses were 25.2% and 25.3% of our net sales for the fiscal years ended April 30, 2017 and 2016, respectively.

Depreciation and Amortization Expense

        Depreciation and amortization expense was $69.2 million for the fiscal year ending April 30, 2017 as compared to $64.2 million as of April 30, 2016. Depreciation expense decreased by $1.1 million, due to assets becoming fully depreciated; however, this decrease was more than fully offset by an increase in amortization of acquired definite lived intangible assets of $6.1 million. The definite lived intangible assets consist of customer relationships and tradenames acquired during fiscal 2017 and 2016.

Other Expense

        Other expense consists primarily of interest expense associated with our debt, write offs of deferred financing costs and original issue discounts, interest income and miscellaneous non-operating income.

        Interest expense decreased by $8.1 million to $29.3 million in the fiscal year ended April 30, 2017 from $37.4 million for the fiscal year ended April 30, 2016. The Term Loan Facilities had a balance of $470.2 million and $528.5 million as of April 30, 2017 and 2016, respectively. See "—Our Credit Facilities." Interest expense of $21.8 million and $31.3 million related to the Term Loan Facilities was recognized for fiscal 2017 and fiscal 2016, respectively. Cash paid for interest on the First Lien Facility was $20.4 million and $18.5 million in the fiscal years ended April 30, 2017 and 2016, respectively. Cash paid for interest on the Second Lien Facility was $1.1 million and $13.6 million in the fiscal years ended April 30, 2017 and 2016, respectively. In connection with our IPO, we fully repaid the Second Lien Facility using net proceeds. The ABL Facility, which was entered into in connection with the Acquisition, had a $103.4 million and $101.9 million outstanding balance as of April 30, 2017 and 2016, respectively, and interest expense of $4.1 million and $2.0 million for fiscal 2017 and 2016, respectively. Other interest expense incurred in fiscal 2017 and fiscal 2016 was $3.4 million and $4.1 million, respectively, primarily consisting of interest expense related to capitalized leases and deferred financing costs and discounts amortized to interest expense.

        "Other expense" also includes the write-off of debt discount and deferred financing fees of $7.1 million for the fiscal year ended April 30, 2017. This includes $5.4 million which was written off in connection with the repayment of the $160.0 million principal amount of our Second Lien Facility, $1.5 million in connection with refinancing the First Lien Facility and $0.2 million in connection with our amendment of the ABL Facility.

Income Tax Expense (Benefit)

        Income tax expense was $22.7 million for the fiscal year ended April 30, 2017 compared to $12.6 million for the fiscal year ended April 30, 2016. This $10.1 million increase in income tax expense was primarily the result of an increase in taxable income. Our effective tax rate was 31.7% and 50.0% for the fiscal years ended April 30, 2017 and 2016, respectively. The decrease in the rate from the fiscal year ended April 30, 2016 to the fiscal year ended April 30, 2017 is due primarily to a discrete item of $6.9 million in fiscal 2017 related to the 338(h)(10) election of one of our recently acquired subsidiaries.

Net Income (Loss)

        Net income of $48.9 million for the fiscal year ended April 30, 2017 increased $36.3 million from $12.6 million for the fiscal year ended April 30, 2016. The net income of $48.9 million for the fiscal year ended April 30, 2017 was comprised of operating profit of $104.3 million, interest expense of $29.3 million, other income of $4.1 million, decrease in the fair value of financial instruments of $0.4 million, write-off of debt discount and deferred financing fees of $7.1 million and income tax expense of $22.7 million. The net income of $12.6 million for the fiscal year ended April 30, 2016 was comprised of operating profit of $58.9 million, interest expense of $37.4 million, other income of $3.7 million and income tax provision of $12.6 million.

Adjusted EBITDA

        Adjusted EBITDA of $188.2 million for the fiscal year ended April 30, 2017 increased $50.0 million, or 36.2%, from our Adjusted EBITDA of $138.2 million for the fiscal year ended April 30, 2016. The increase in Adjusted EBITDA was primarily due to increased profitability on higher net sales during the fiscal year ended April 30, 2017, which was partially offset by increases in variable costs to support the increased sales volumes. These variable costs include warehouse and delivery costs and variable compensation costs.

Fiscal Years Ended April 30, 2016 and 2015

        The following table summarizes key components of our results of operations for the fiscal years ended April 30, 2016 and 2015:

	Fiscal Year Ended April 30,
	2016	2015
	(dollars in thousands)
Statement of operations data:
Net sales	$1,858,182	$1,570,085
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,265,018	1,091,114

Gross profit	593,164	478,971

Operating expenses:
Selling, general and administrative expenses	470,035	396,155
Depreciation and amortization	64,215	64,165

Total operating expenses	534,250	460,320

Operating income	58,914	18,651
Other (expense) income:
Interest expense	(37,418)	(36,396)
Change in fair value of financial instruments	(19)	(2,494)
Other income, net	3,671	1,916

Total other (expense), net	(33,766)	(36,974)

Income before tax	25,148	(18,323)
Income tax expense	12,584	(6,626)

Net income (loss)	$12,564	$(11,697)

Non-GAAP measures:
Adjusted EBITDA(1)	$138,183	$105,796
Adjusted EBITDA margin(1)	7.4%	6.7%

(1)
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

        From February 1, 2014 through April 30, 2016, we completed 13 acquisitions, totaling 36 branches. These acquisitions contributed $215.8 million and $44.4 million to our net sales in fiscal 2016 and fiscal 2015, respectively. Excluding these acquired sites, for fiscal 2016 and fiscal 2015, our base business net sales increased $116.7 million, or 7.6%, compared to the fiscal year ended April 30, 2015. The overall increase in our base business net sales reflected the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction, coupled with market share gains.

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

        The following table breaks out our consolidated net sales into the base business component and the excluded component, which consist of recently acquired branches, as shown below:

	Fiscal Year Ended April 30,
(Unaudited)	2016	2015
	(dollars in thousands)
Base business net sales	$1,642,376	$1,525,705
Recently acquired net sales (excluded from base business)	215,806	44,380

Total net sales	$1,858,182	$1,570,085

        We have excluded the following acquisitions from the base business for the periods identified:

Acquisition	Acquisition Date	Branches Acquired	Periods Excluded
Contractors' Choice Supply, Inc. (TX)	August 1, 2014	1	August 1, 2014 - April 30, 2016
Drywall Supply, Inc. (NE)	October 1, 2014	2	October 1, 2014 - April 30, 2016
AllSouth Drywall Supply Company (GA)	November 24, 2014	1	November 24, 2014 - April 30, 2016
Serrano Supply, Inc. (IA)	February 1, 2015	1	February 1, 2015 - April 30, 2016
Ohio Valley Building Products, LLC (WV)	February 16, 2015	1	February 16, 2015 - April 30, 2016
J&B Materials, Inc. (CA, HI)	March 16, 2015	5	March 16, 2015 - April 30, 2016
Tri-Cities Drywall & Supply Co. (WA)	September 29, 2015	1	September 29, 2015 - April 30, 2016
Badgerland Supply, Inc. (WI, IL)	November 2, 2015	6	November 2, 2015 - April 30, 2016
Hathaway & Sons, Inc. (CA)	November 9, 2015	1	November 9, 2015 - April 30, 2016
Gypsum Supply Company (MI, OH)	January 1, 2016	11	January 1, 2016 - April 30, 2016
Robert N. Karpp Company, Inc. (MA)	February 1, 2016	3	February 1, 2016 - April 30, 2016
Professional Handling & Distribution, Inc. (IL)	February 1, 2016	2	February 1, 2016 - April 30, 2016
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1	April 4, 2016 - April 30, 2016

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

Depreciation and Amortization Expense

        Depreciation and amortization expense was $64.2 million for each of the fiscal years ended April 30, 2016 and 2015. Depreciation expense decreased by $5.5 million, due to assets becoming fully depreciated but was fully offset by an increase in amortization of acquired definite lived intangible assets of $5.5 million. The definite lived intangible assets primarily consists of customer relationships and tradenames obtained from acquisitions during fiscal 2016 and 2015.

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

Adjusted EBITDA

        Adjusted EBITDA of $138.2 million for the fiscal year ended April 30, 2016 increased $32.4 million, or 30.6%, from our Adjusted EBITDA of $105.8 million for the fiscal year ended April 30, 2015. The increase in Adjusted EBITDA was primarily due to increased profitability on higher net sales during the fiscal year ended April 30, 2016, which was partially offset by increases in variable costs to support the increased sales volumes. These variable costs include warehouse and delivery costs and other variable compensation.

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

        As of April 30, 2017, we had available borrowing capacity of approximately $231.2 million under our $345.0 million ABL Facility, after giving effect to the amendment to the ABL Facility. For a summary of selected terms of the ABL Facility and other indebtedness, see "—Our Credit Facilities."

        During the fiscal years ended April 30, 2017 and 2016, our use of cash was primarily driven by our investing activities, particularly our investments in acquisitions and property and equipment for our operating facilities.

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

Cash Flows

        A summary of our operating, investing and financing activities is shown in the following table:

	Year Ended April 30, 2017	Year Ended April 30, 2016	Year Ended April 30, 2015
	(in thousands)
Cash provided by operating activities	$66,708	$47,747	$48,023
Cash used in investing activities	(157,516)	(118,040)	(82,467)
Cash provided by financing activities	86,297	77,081	14,066

Increase (Decrease) in cash and cash equivalents	$(4,511)	$6,788	$(20,378)

Operating Activities

        Cash from operating activities consists primarily of net income adjusted for non-cash items, including depreciation and amortization, equity-based compensation, deferred taxes and the effects of changes in operating assets and liabilities, which were primarily the changes in working capital discussed above.

        Net cash provided by operating activities was $66.7 million for the fiscal year ended April 30, 2017. This cash provided by operating activities was the result of net income of $48.9 million, non-cash adjustments for depreciation and amortization of $79.0 million, and changes in current assets and liabilities of $61.2 million, primarily driven by an increase in trade accounts and notes receivable of $20.4 million, deferred tax benefits of $20.1 million, and inventory of $18.4 million.

        Net cash provided by operating activities was $47.7 million for the fiscal year ended April 30, 2016. This cash provided by operating activities was the result of net income of $12.6 million, non-cash adjustments of $70.8 million, including depreciation and amortization of $67.7 million, and changes in current assets and liabilities of $11.8 million, partially offset by cash used for primary working capital (which consists of accounts receivable, inventory, and accounts payable) of $27.0 million, primarily driven by an increase in trade accounts and notes receivable, and deferred tax benefits of $20.5 million.

        Net cash provided by operating activities was $48.0 million for the fiscal year ended April 30, 2015. This primarily consisted of non-cash charges of $81.0 million, including depreciation and amortization of $67.5 million, combined with changes in current assets and liabilities of $20.3 million, partially offset by a net loss of $11.7 million, deferred tax benefits of $21.7 million and changes in primary working capital of $19.9 million, which was necessary to support the sales increases in the fiscal year ended April 30, 2015.

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

        In the fiscal year ended April 30, 2017, net cash used in investing activities was $157.5 million, net of $4.0 million in proceeds from asset sales. This amount consisted of $150.4 million used to acquire eight businesses, and $11.1 million of expenditures consisting of building, leasehold improvements, and vehicles.

        In the fiscal year ended April 30, 2016, net cash used in investing activities was $118.0 million, net of $9.8 million in proceeds from asset sales. This amount consisted of $120.2 million used to acquire seven businesses, $2.5 million of facilities expenditures consisting of building and leasehold improvements, and $5.1 million of other capital expenditures in fiscal 2016.

        In the fiscal year ended April 30, 2015, net cash used in investing activities was $82.5 million, net of $3.8 million in proceeds from asset sales. This amount consisted of $67.7 million used to acquire six businesses,

$4.6 million used to acquire an interest rate cap (see Note 1, "Basis of Presentation, Business and Summary of Significant Accounting Policies" of Part II, Item 8 of this Annual Report on Form 10-K), $10.1 million of facilities expenditures and $3.8 million of other capital expenditures. Our facilities expenditures included investments made to purchase land and warehouses for the purpose of relocating and optimizing branches in Atlanta, Georgia and Milton, Florida and leasehold improvements associated with the relocation of our corporate headquarters.

        Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our fiscal 2018 capital expenditures to be approximately $12.0 million to $14.0 million (excluding acquisitions) primarily related to fleet and equipment purchases, facilities and IT investments to support our operations.

Financing Activities

        Cash provided by, or used in, financing activities consists primarily of borrowings and related repayments under our credit agreements, as well as repayments of capital lease obligations and proceeds from the sales of equity.

        Net cash provided by financing activities was $86.3 million for the fiscal year ended April 30, 2017, consisting primarily of net proceeds from issuance of common stock in our initial public offering (IPO) of $156.9 million, net proceeds from the term loan amendment of $100.0 million, net borrowings from the ABL Facility of $1.4 million and proceeds from stock option exercises of $0.3 million, offset by term loan repayments of $160.0 million and principal payments on long-term debt and capital lease obligations of 9.8 million.

        Net cash provided by financing activities was $77.1 million for the fiscal year ended April 30, 2016, consisting primarily of net borrowings from the ABL Facility of $85.0 million and proceeds from stock option exercises of $5.4 million, offset by, principal payments on long-term debt and capital lease obligations of $8.2 million, stock repurchases of $4.7 million after giving effect to the exercise of certain options and the repurchase of the related shares and debt issuance costs of $0.4 million incurred in connection with the exercise of the accordion feature of the ABL Facility

        Net cash provided by financing activities was $14.1 million for the fiscal year ended April 30, 2015, consisting primarily of net borrowings from the ABL Facility of $17.0 million.

Adjusted Working Capital

        Adjusted working capital is an important measurement that we use in determining the efficiencies of our operations and our ability to readily convert assets into cash. Adjusted working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding current maturities of long-term debt. The material components of adjusted working capital for us include accounts receivable, inventory and accounts payable. Management of our adjusted working capital helps to ensure we can maximize our return and continue to invest in our operations for future growth. Comparing our adjusted working capital to that of other companies in our industry may be difficult, as other companies may calculate adjusted working capital differently than we do. A summary of working capital and adjusted working capital as of April 30, 2017, 2016 and 2015 is shown in the following table:

	April 30,
	2017	2016	2015
	(in thousands)
Trade accounts and notes receivable, net of allowances	$328,988	$270,257	$214,321
Inventories, net	200,234	165,766	147,603
Accounts payable	(102,688)	(91,500)	(77,834)

	426,534	344,523	284,090
Other current assets	25,964	35,620	65,056
Other current liabilities	(107,814)	(129,075)	(128,950)

Working capital	$344,684	$251,068	$220,196

Cash and cash equivalents	(14,561)	(19,072)	(12,284)
Current maturities of long term debt	11,530	35,581	23,709

Adjusted working capital	$341,653	$267,577	$231,621

        Our adjusted working capital increased by $74.1 million from April 30, 2016 to April 30, 2017 as a result of an increase in working capital of $93.6 million, offset by a $4.5 million decrease in cash and cash equivalents and 24.1 million decrease in current maturities of long-term debt. Working capital increased by $93.6 million as a result of an increase in trade account receivable and notes receivable and inventories, net, of $58.7 million and $34.5 million, respectively and a decrease of $21.3 million in other current liabilities, partially offset by an increase in accounts payable of $11.2 million and a decrease in other current assets of $9.6 million. The increase in trade accounts and notes receivable was related to increases in sales and to working capital needs related to acquisitions.

        Our adjusted working capital increased by $35.9 million from April 30, 2015 to April 30, 2016 as a result of an increase in trade accounts and notes receivable and inventories, net, of $55.9 million and $18.2 million, respectively, partially offset by an increase in accounts payable of $13.7 million and an increase in other current liabilities, net (excluding cash and cash equivalents and current maturities of long-term debt), of $0.1 million. The increases in trade accounts and notes receivable, inventories, net and accounts payable were related to increases in sales and to working capital needs related to acquisitions. Working capital increased $30.9 million from April 30, 2015 to April 30, 2016 as a result of the same factors which impacted adjusted working capital combined with the increase in cash and cash equivalents of $6.8 million and the increase in current maturities of long-term debt of $11.9 million.

Our Credit Facilities

        Our long-term debt consisted of the following at April 30, 2017 and 2016.

Term Loan Facilities

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

First Lien Facility

        The First Lien Facility was issued in an original aggregate principal amount of $388.1 million (net of $1.9 million of original issue discount). At April 30, 2017, the borrowing interest rate for the First Lien Facility was 4.67%. Accrued interest, presented within other accrued expenses and current liabilities in our consolidated balance sheets, was approximately $0.2 million and $0.1 million at April 30, 2017 and 2016, respectively, and cash paid for interest was $20.4 million and $18.5 million in the fiscal year ended April 30, 2017 and 2016, respectively. The First Lien Facility permits us to add one or more incremental term loans up to a fixed amount of $100.0 million plus a certain amount depending on a secured first lien leverage ratio test included in the First Lien Facility. After giving effect to the post year end amendment to the First Lien Facility, as of June 7, 2017 the First Lien Facility bears interest at LIBOR (subject to a floor of 1.00%) plus a borrowing margin of 3.00%. As of June 7, 2017, the First Lien Facility amortizes in nominal quarterly installments equal to approximately $1.44 million or 0.25% of the aggregate principal amount of the First Lien Facility and matures on April 1, 2023. Provided that the individual affected lenders agree accordingly, the maturity of the First Lien Facility, may, upon our request and without the consent of any other lender, be extended. Further, we are not subject to any financial maintenance covenants pursuant to the terms of the First Lien Facility.

        In September 2016, we entered into an Incremental First Lien Term Commitments Amendment, or the "First Amendment, to the First Lien Facility. The First Amendment amended the First Lien Facility to, among other things, provide for a new first lien term loan facility under the First Lien Facility in the aggregate principal amount of approximately $481.2 million with an interest at a floating rate based on LIBOR, with a 1.00% floor, plus 3.50%, representing a twenty five basis point improvement compared to the interest rate of the existing First Lien Facility immediately prior to giving effect to the First Amendment. Net proceeds from the new First Lien Facility were used to repay the Company's existing First Lien Facility of $381.2 million and a portion of the loans under the ABL Facility. In addition, we recorded a write-off of debt discount and deferred financing fees of $1.5 million to "Write-off of discount and deferred financing fees" in the Consolidated Statements of Operations and Comprehensive Income.

        In June 2017, subsequent to year end we entered into a Second Amendment to the First Lien Facility, or the Second Amendment. The Second Amendment provides for a new first lien term loan facility under the Credit Agreement in the aggregate principal amount of approximately $578.0 million due in April 2023 that bears interest at a floating rate based on LIBOR, with a 1.00% floor, plus 3.00%, representing a fifty basis point improvement compared to the interest rate of the existing first lien term loan facility under the Credit Agreement immediately prior to giving effect to the Second Amendment. Net proceeds from the new first lien term loan facility and cash on hand were used to repay the Company's existing first lien term loan facility of $477.6 million under the Credit Agreement and approximately $94.0 million of loans under our ABL Facility.

Second Lien Facility

        The Second Lien Facility was issued in an original aggregate principal amount of $158.4 million (net of $1.6 million of original issue discount). In connection with our IPO on June 1, 2016, we used net proceeds of $156.9 million together with cash on hand to repay the $160.0 million principal amount of our term loan debt outstanding under the Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility. As the loan was paid in full as of April 30, 2017, no accrued interest was recorded for the Second Lien Facility. Accrued interest, presented within other accrued expenses and current liabilities in our consolidated balance sheets, was approximately $0.1 million at April 30, 2016, and cash paid for interest was $1.1 million and $13.6 million in the fiscal year ended April 30, 2017 and 2016, respectively.

Asset Based Lending Facility

        The asset-based revolving credit facility, or the ABL Facility, entered into on April 1, 2014, originally provided for revolving loans and the issuance of letters of credit up to an initial maximum aggregate principal amount of $200.0 million. Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of April 30, 2017 and 2016, there were approximately $0.5 million and $0.4 million accrued interest payable, respectively, on the ABL Facility. In the fiscal year ended

April 30, 2017 and 2016, we paid interest and other fees of $4.1 million and $1.9 million, respectively, on the ABL Facility.

        In February 2016, we amended our ABL Facility to exercise the $100.0 million accordion feature of the ABL Facility which increased the aggregate revolving commitments from $200.0 million to $300.0 million and increased the sublimit for same day swing line borrowings from $20.0 million to $30.0 million. The other terms of the ABL Facility remained unchanged.

        In November 2016, we entered into a Second Amendment to our ABL Facility which, among other things, provides for an increase in the revolving credit commitments thereunder to $345.0 million (including an increase in the swing line to $34.5 million), an extension the maturity date to November 18, 2021, and a 0.25% decrease in the interest rate for LIBOR loans thereunder. In addition, we recorded a write-off of debt discount and deferred financing fees of $0.2 million to "Write-off of discount and deferred financing fees" in the Consolidated Statements of Operations and Comprehensive Income.

        At our option, the interest rates applicable to the loans under the ABL Facility are based at LIBOR or Base Rate, plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Credit Agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee subject to utilization, as included in the ABL Credit Agreement.

        As of April 30, 2017, approximately $231.2 million was available for future borrowings under our ABL Facility, after giving effect to the amendments to the ABL Facility.

Collateral under the ABL Facility and Term Loan Facilities

        The ABL Facility is collateralized by (a) first priority perfected liens on our (i) accounts receivable, (ii) inventory, (iii) deposit accounts, (iv) cash and cash equivalents, (v) tax refunds and tax payments, (vi) chattel paper and (vii) documents, instruments, general intangibles, securities accounts, books and records, proceeds and supporting obligations related to each of the foregoing, subject to certain exceptions (collectively, "ABL Priority Collateral") and (b) second priority perfected liens on our remaining assets not constituting ABL Priority Collateral, subject to customary exceptions (collectively, "Term Priority Collateral").

        The First Lien Facility is collateralized by (a) first priority liens on the Term Priority Collateral and (b) second priority liens on the ABL Priority Collateral, subject to customary exceptions.

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

        The First Lien Facility may be prepaid at any time, subject to, in the case of a repricing transaction that occurs within 6 months of June 7, 2017, a prepayment premium equal to the principal amount of the term loans subject to such prepayment multiplied by 1%. Under certain circumstances and subject to certain exceptions, the First Lien Facility will be subject to mandatory prepayment in the amount equal to: 100% of the net proceeds of certain assets sales and issuances or incurrences of non-permitted indebtedness; and 50% of annual excess cash flow for any fiscal year, such percentage to decrease to 25% or 0% depending on the attainment of certain total leverage ratio targets.

        As of April 30, 2017 and 2016, there was no requirement for a prepayment related to excess cash flows.

Guarantees

        GYP Holdings III Corp. is the borrower under the First Lien Facility and the lead borrower under the ABL Facility. Our wholly-owned subsidiary, GYP Holdings II Corp. (and direct parent of GYP Holdings III Corp.) guarantees our payment obligations under the First Lien Facility and the ABL Facility. Certain of our other subsidiaries are co-borrowers under the ABL Facility and guarantee our payment obligations under the First Lien Facility.

Covenants under the ABL Facility and Term Loan Facilities

        The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants at April 30, 2017 and 2016.

        The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: (i) incur more indebtedness; (ii) pay dividends, redeem stock or make other distributions; (iii) make investments; (iv) create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; (v) create liens securing indebtedness; (vi) transfer or sell assets; (vii) merge or consolidate; (viii) enter into certain transactions with our affiliates; and (ix) prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants at April 30, 2017 and 2016.

Events of Default under the ABL Facility and Term Loan Facilities

        The ABL Facility and First Lien Facility provide for customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross default to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments and changes of control.

Installment Notes

        The installment notes of $5.7 million and $2.7 million as of April 30, 2017 and 2016, respectively, represent notes for subsidiary stock repurchases from shareholders, notes for the payout of stock appreciation rights and a note to a seller of an acquired business.

Contractual Obligations

        We enter into long-term obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. As of April 30, 2017, our contractual cash obligations over the next several periods are as follows:

	Fiscal Year Ending April 30, 2018	Fiscal Year Ending April 30, 2019	Fiscal Year Ending April 30, 2020	Fiscal Year Ending April 30, 2021	Fiscal Year Ending April 30, 2022	Thereafter
	(in thousands)
First Lien Facility	$4,812	$4,812	$4,812	$463,179	$—	$—
Interest on long-term debt	22,527	22,010	21,612	19,474	54	19
Capital leases(1)	6,208	4,830	3,208	1,709	922	294
Facility operating leases	22,652	17,925	15,026	12,307	8,478	14,350
Equipment operating leases	29,552	26,845	22,139	16,027	9,272	2,498

Total(2)	$85,751	$76,422	$66,797	$512,696	$18,726	$17,161

(1)
Includes interest on capital lease obligations of $1,562.

(2)
Does not reflect any borrowings under the ABL Facility. As of April 30, 2017, we had approximately $103.4 million in short-term swing line borrowings and eurodollar loans outstanding under the ABL Facility.

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

        We lease certain office and warehouse facilities and equipment, some of which provide renewal options. Rent expense for operating leases, which may have escalating rents over the terms of the leases, is recorded on a straight-line basis over the minimum lease terms. Rent expense under operating leases approximated $56.2 million, $41.7 million, and $29.9 million for the fiscal years ended April 30, 2017, 2016 and 2015, respectively. As existing leases expire, we anticipate such leases will be renewed or replaced with other leases that are substantially similar in terms, which are consistent with market rates at the time of renewal.

Off Balance Sheet Arrangements

        At April 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

  •
  the price to the buyer is fixed or determinable; and

  •
  collectability is reasonably assured.

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

        Management believes the allowance amounts recorded, in each instance, represent its best estimate of future outcomes. If there is a deterioration of a major customer's financial condition, if we become aware of additional information related to the creditworthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, we may have to adjust our allowance for doubtful accounts, which would affect earnings in the period the adjustments were made. Based on our evaluation, we record reserves to reduce the related receivables to amounts we reasonably believe are collectible.

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

        During the fourth quarters of fiscal 2017, 2016 and 2015, we performed our annual impairment assessments of goodwill, which did not indicate that an impairment existed. During each assessment, we determined that the fair value of our reporting units which contain goodwill exceeded their carrying values.

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

        Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product, the economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

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

Equity-Based Compensation

        We utilize the Black-Scholes option-pricing model to estimate the grant-date fair value of all stock options. The Black-Scholes option-pricing model requires the use of weighted average assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield and the fair value of the underlying common stock at the date of grant. Because we do not have sufficient history to estimate the expected volatility of our common stock price, expected volatility is based on the average volatility of peer public entities that are similar in size and industry. We estimated the expected term of all stock options based on previous history of exercises. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield was 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on a valuation of our common stock or, for options granted subsequent to our IPO, the trading price of the stock on the date of the issuance of the options. In the absence of a public trading market prior to our IPO, we determined the fair value of our common stock utilizing methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Aid, "Valuation of Privately-Held-Company Equity Securities Issued as Compensation." Our approach considered contemporaneous common stock valuations in determining the equity value of our company using a weighted combination of various methodologies, each of which can be categorized under either of the following two valuation approaches: the income approach and the market approach. The assumptions used in calculating the fair value of stock-based payment awards represented our best estimates, but these estimates involved inherent uncertainties and the application of management judgment.

        We estimate forfeitures based on our historical analysis of actual stock option forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually. The weighted average assumptions used in the Black-Scholes option-pricing model for the fiscal years ended April 30, 2017 and April 30, 2015 are set forth below. No options were granted in 2016.

	April 30,
	2017	2015
Volatility	40.68%	59.54%
Expected life (years)	6	6
Risk-free interest rate	1.55%	1.78%
Dividend yield	—%	—%

        In the fiscal year ended April 30, 2017, we issued 180,539 stock option awards to employees that vest based on service only. In 2017, the aggregate fair value of options outstanding and the aggregate fair value of options vested was $10.7 million and $5.7 million, respectively. All of the awards vest over a four-year period. Additionally, all these options could vest earlier in the event of a change in control, merger or other acquisition. This expense is recorded on an accelerated basis over the requisite service period of each separate vesting tranche.

        In the fiscal year ended April 30, 2016, we did not issue any stock option awards.

        In the fiscal year ended April 30, 2015, we issued 2,824,050 stock option awards to employees that vest based on service only. In 2015, the weighted average grant date fair value of each stock option was $4.73 and the aggregate fair value of options outstanding and the aggregate fair value of options vested was $8.8 million and $5.3 million, respectively. All of these awards vest over a four-year period. Additionally, all these options could vest earlier in the event of a change in control, merger or other acquisition. This expense is recorded on an accelerated basis over the requisite service period of each separate vesting tranche.

        Equity-based compensation expense related to stock option awards was $2.4 million and $2.7 million in the fiscal years ended April 30, 2017 and 2016, respectively. The compensation expense was included as a component of "Selling, general and administrative" expenses in our consolidated statements of operations and comprehensive income (loss). At April 30, 2017 and 2016, the unrecognized compensation expense related to stock option awards was $1.9 million and $2.3 million, respectively, with a remaining vested life of 1.5 years and 2.0 years, respectively.

Subsidiary Equity-Based Deferred Compensation Arrangements

        Some of our operating subsidiaries sponsor deferred compensation arrangements that entitle selected employees of those subsidiaries to participate in increases in the adjusted book value of a specified number of shares of common stock of those subsidiaries. Adjusted book value for this purpose generally means the book value of the relevant shares, as increased, or decreased, to reflect those shares' ratable portion of any annual earnings, or losses, of the relevant subsidiary (based on the total number of outstanding shares of the relevant subsidiary). Employees participate in these deferred compensation arrangements in one or more of three ways: through cash-based stock appreciation rights (described below under the heading "—Stock appreciation rights"), by holding common stock of the applicable subsidiary (described below under the heading "—Liabilities to noncontrolling interest holders") and/or through deferred compensation programs (described below under the heading "—Deferred compensation"). As of April 30, 2017, in accordance with the provisions of the transition guidance set forth in ASC Topic 718, Compensation—Stock Compensation ("ASC 718"), the estimated fair values of these arrangements are reflected as liabilities. The determination of fair value is a significant estimate, which is based on assumptions including the expected book value of the subsidiary per share at the time of redemption and the expected termination date of each award holder. To determine the expected book value of the subsidiary at redemption date, we have used a lognormal binomial method. Significant inputs to this estimate include historical book values of the subsidiaries, our expected incremental borrowing rate, the expected retirement age of certain individuals and the expected volatility of the underlying book values of the subsidiary's equity. This estimate is, by its nature, subjective and involves a high degree of judgment and assumptions. These assumptions may have a significant effect on our estimates of fair value, and the use of different assumptions, as well as changes in market conditions, could have a material effect on our results of operations or financial condition. As a result of the transition guidance stated within ASC 718, we have recorded these liability awards at fair value as of July 31, 2015. The total impact of applying the transition guidance, net of taxes, was $3.2 million. The arrangements are described in further detail below:

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

        Liabilities to noncontrolling interest holders.    As described in Note 12, "Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests" of Part II, Item 8 of this Annual Report on Form 10-K, noncontrolling interests were issued to certain employees of the subsidiaries in the form of common stock. All of these noncontrolling interest awards are subject to buy-sell agreements that require the stock to be redeemed for its adjusted book value, subject in certain cases to an agreed upon minimum value, only upon termination of employment. These instruments are redeemed in cash or notes payable, typically in annual installments over the five years following termination of employment.

        Deferred compensation.    During fiscal 2014, each employee who held redeemable noncontrolling interests as described above was granted a deferred compensation obligation entitling the employee to a payment based on a percentage of the adjusted book value of his or her associated noncontrolling interest at the time of payment. These deferred compensation obligations become payable only upon the employee's death, disability, termination without cause or retirement. The obligations are paid in cash or notes payable, usually in annual installments over the five years following termination of employment.

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

Vendor Rebates

        Typical arrangements with our vendors provide for us to receive a rebate of a specified amount after we achieve any of a number of measures generally related to the volume of our purchases over a period of time. We reserve these rebates to effectively reduce our cost of sales in the period in which we sell the product. Throughout the year, we estimate the amount of rebates receivable for the periodic programs based upon the expected level of purchases. We continually revise these estimates to reflect actual rebates earned based on actual and projected purchase levels. If we fail to achieve a measure which is required to obtain a vendor rebate, we will have to record a charge in the period in which we determine the criteria or measurement for the vendor rebate will not be met to the extent the vendor rebate was estimated and included as a reduction to cost of sales. Historically, our actual rebates have been within our expectations used for our estimates.

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

        This derivative instrument is recorded in the consolidated balance sheet as of April 30, 2017 as an asset at its fair value of $0.1 million within "Other assets". The valuation of this instrument was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities.

        The decrease in fair value of the instrument from the purchase date to the date of the hedge was $2.5 million and is reflected in "Change in fair value of financial instruments" on our consolidated statements of operations and comprehensive income (loss) for the year ended April 30, 2015. The increase in fair value from the effective hedge date to April 30, 2015 was $10 thousand and was recorded in "Increase in fair value of financial instrument, net of tax." The decrease in fair value from April 30, 2015 to April 30, 2016 was $1.2 million and was recorded in "Decrease in fair value of financial instrument, net of tax". The decrease in fair value from April 30, 2016 to April 30, 2017 was $0.2 million and was recorded in "Increase in fair value of financial instrument, net of tax." We believe there have been no material changes in the creditworthiness of the counterparty to this cap agreement and believe the risk of nonperformance by such party is minimal.

Newly Issued Accounting Pronouncements

        See "Note 1, Basis of Presentation, Business and Summary of Significant Accounting Policies—Reccent Accounting Pronouncements," in the Notes to the Consolidated Financial Statements within "Part II. Item 8. Financial Statements and Supplementary Data" of this annual report on Form 10-K.

Non-GAAP Financial Measures

Adjusted EBITDA

        The following is a reconciliation of our net income (loss) to Adjusted EBITDA for the fiscal years ended April 30, 2017, 2016 and 2015, respectively. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See Item 6, "Selected Financial Data," for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin as non-GAAP measures and a description of why we believe these measures are important.

        The following is a reconciliation of our net income (loss) to Adjusted EBITDA:

	Years Ended April 30,
	2017	2016	2015
	(dollars in thousands)
Net income (loss)	$48,886	$12,564	$(11,697)
Interest expense	36,463	37,418	36,396
Interest income	(152)	(928)	(1,010)
Income tax expense (benefit)	22,654	12,584	(6,626)
Depreciation expense	25,565	26,667	32,208
Amortization expense	43,675	37,548	31,957

EBITDA	$177,091	$125,853	$81,228

Stock appreciation income or (expense)(a)	$148	$1,988	$2,268
Redeemable noncontrolling interests(b)	3,536	880	1,859
Equity-based compensation(c)	2,534	2,699	6,455
Severance and other permitted costs(d)	(157)	379	413
Transaction costs (acquisitions and other)(e)	2,249	3,751	2,728
(Gain) loss on disposal of assets	(338)	(645)	1,089
Management fee to related party(f)	188	2,250	2,250
Effects of fair value adjustments to inventory(g)	946	1,009	5,012
Interest rate cap mark-to-market(h)	382	19	2,494
Secondary public offering costs(i)	1,385	—	—
Debt transaction costs(j)	265	—	—

EBITDA add-backs	11,138	12,330	24,568

Adjusted EBITDA	$188,229	$138,183	$105,796

(a)
Represents non-cash compensation expenses related to stock appreciation rights agreements. For additional details regarding stock appreciation rights, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Subsidiary Equity-Based Deferred Compensation Arrangements."

(b)
Represents non-cash compensation expense related to changes in the redemption values of noncontrolling interests. For additional details regarding redeemable noncontrolling interests of our subsidiaries, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Subsidiary Equity-Based Deferred Compensation Arrangements."

(c)
Represents non-cash equity-based compensation expense related to the issuance of stock options.

(d)
Represents severance expenses, other costs related to discontinued operations and closed branches and certain other costs permitted in calculations under the ABL Facility and the First Lien Facility.

(e)
Represents one-time costs related to our initial public offering and acquisitions (including the Acquisition) paid to third party advisors, including fees to financial advisors, accountants, attorneys and other professionals as well as costs related to the retirement of corporate stock appreciation rights. Also included are one-time bonuses paid to certain employees in connection with the Acquisition.

(f)
Represents management fees paid by us to AEA. Following our initial public offering, AEA no longer receives management fees from us.

(g)
Represents the non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value, primarily related to the Acquisition.

(h)
Represents the mark-to-market adjustments for certain financial instruments.

(i)
Represents costs paid to third party advisors related to the secondary public offerings of our common stock.

(j)
Represents costs paid to third party advisors related to debt refinancing activities.

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

        The following is a reconciliation from working capital, the most directly comparable financial measure under GAAP, to adjusted working capital as of the dates presented:

	April 30, 2017	April 30, 2016	April 30, 2015
	(in thousands)
Current assets	$555,186	$471,643	$426,980
Current liabilities	210,502	220,575	206,784

Working capital	$344,684	$251,068	$220,196

Cash and cash equivalents	(14,561)	(19,072)	(12,284)
Current maturities of long term debt	11,530	35,581	23,709

Adjusted working capital	$341,653	$267,577	$231,621

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. However, we have entered into an interest rate cap on three-month U.S. dollar LIBOR based on a strike rate of 2.0%, which effectively caps the interest rate at 5.75% on an initial notional amount of $275.0 million of our variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms. Excluding the impact of this interest rate cap and the interest rate floor on the First Lien Facility, each 1% increase in interest rates on the First Lien Facility would increase our annual interest expense by approximately $4.8 million based on balances outstanding under the First Lien Facility as of April 30, 2017. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $3.5 million increase in our annual interest expense on the ABL Facility. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements, as discussed below under "—Derivative Financial Instruments." As of April 30, 2017,

$103.3 million was outstanding under the ABL Facility and $231.2 million was available for future borrowings under the ABL Facility. In addition, we had $477.6 million outstanding under the First Lien Facility.

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

        This derivative instrument is recorded in "Other assets" on our consolidated balance sheets as of April 30, 2017 at its fair value of $0.1 million. The valuation of this instrument was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities.

        The decrease in fair value of the instrument from the purchase date to effective hedge date was $2.5 million and is reflected in "Change in fair value of financial instruments" on our consolidated statements of operations and comprehensive income (loss) for the year ended April 30, 2015. The increase in fair value from the effective hedge date to April 30, 2015 was $10 thousand and was recorded in "Increase in fair value of financial instrument, net of tax," on our consolidated statements of operations and comprehensive income (loss). The decrease in fair value from April 30, 2015 to April 30, 2016 was $1.2 million and was recorded in "Decrease in fair value of financial instrument, net of tax." The decrease in fair value from April 30, 2016 to April 30, 2017 was $0.2 million and was recorded in "Decrease in fair value of financial instrument, net of tax," on our consolidated statements of operations and comprehensive income (loss). We believe there have been no material changes in the creditworthiness of the counterparty to this cap agreement and believe the risk of nonperformance by such party is minimal.

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

GMS Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GMS Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of GMS Inc. and its subsidiaries as of April 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to information technology general computer controls and a lack of effective formal accounting policies, procedures, and controls existed as of that date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered the material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2017). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred income taxes in 2017.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded Rockwise, LLC, Steven F. Kempf Building Materials, Inc., Olympia Building Supplies, LLC/Redmill, Inc., United Building Materials, Inc., and Ryan Building Materials, Inc. from its assessment of internal control over financial reporting as of April 30, 2017 because they were acquired by the Company in purchase business combinations during the year ended April 30, 2017. We have also excluded these entities from our audit of internal control over financial reporting. These acquired entities are wholly-owned subsidiaries whose total assets and total revenues represent 9.2 percent and 5.4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended April 30, 2017.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
June 30, 2017

GMS Inc.

Consolidated Balance Sheets

April 30, 2017 and 2016

(in thousands of dollars, except share data)

	April 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$14,561	$19,072
Trade accounts and notes receivable, net of allowances of $9,851 and $8,607, respectively	328,988	270,257
Inventories, net	200,234	165,766
Prepaid expenses and other current assets	11,403	16,548

Total current assets	555,186	471,643

Property and equipment, net of accumulated depreciation of $71,409 and $54,377, respectively	154,465	153,260
Goodwill	423,644	386,306
Intangible assets, net	252,293	221,790
Other assets	7,677	7,815

Total assets	$1,393,265	$1,240,814

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$102,688	$91,500
Accrued compensation and employee benefits	58,393	51,680
Other accrued expenses and current liabilities	37,891	41,814
Current portion of long-term debt	11,530	8,667
Revolving credit facility	—	26,914

Total current liabilities	210,502	220,575

Non-current liabilities:
Long-term debt, less current portion	583,390	609,029
Deferred income taxes, net	26,820	41,203
Other liabilities	35,371	33,600
Liabilities to noncontrolling interest holders, less current portion	22,576	25,247

Total liabilities	878,659	929,654

Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, authorized 500,000,000 shares; 40,970,905 and 32,892,905 shares issued at April 30, 2017 and April 30, 2016, respectively	410	329
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; 0 shares issued at April 30, 2017 and April 30, 2016, respectively	—	—
Additional paid-in capital	488,459	334,244
Retained earnings (accumulated deficit)	26,621	(22,265)
Accumulated other comprehensive loss	(884)	(1,148)

Total stockholders' equity	514,606	311,160

Total liabilities and stockholders' equity	$1,393,265	$1,240,814

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended April 30, 2017, 2016, and 2015

(in thousands of dollars, except for share and per share data)

	Year Ended April 30,
	2017	2016	2015
Net sales	$2,319,146	$1,858,182	$1,570,085
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,560,575	1,265,018	1,091,114

Gross profit	758,571	593,164	478,971

Operating expenses:
Selling, general and administrative	585,078	470,035	396,155
Depreciation and amortization	69,240	64,215	64,165

Total operating expenses	654,318	534,250	460,320

Operating income	104,253	58,914	18,651
Other (expense) income:
Interest expense	(29,360)	(37,418)	(36,396)
Change in fair value of financial instruments	(382)	(19)	(2,494)
Write-off of debt discount and deferred financing fees	(7,103)	—	—
Other income, net	4,132	3,671	1,916

Total other (expense), net	(32,713)	(33,766)	(36,974)

Income (loss) before taxes	71,540	25,148	(18,323)
Provision for (benefit from) income taxes	22,654	12,584	(6,626)

Net income (loss)	$48,886	$12,564	$(11,697)

Weighted average shares outstanding:
Basic	40,260,405	32,799,098	32,450,401
Diluted	41,070,025	33,125,242	32,450,401
Net income (loss) per share:
Basic	$1.21	$0.38	$(0.36)

Diluted	$1.19	$0.38	$(0.36)

Comprehensive income (loss):
Net income (loss)	$48,886	$12,564	$(11,697)
Increase (decrease) in fair value of financial instrument, net of tax	264	(1,158)	10

Comprehensive income (loss)	$49,150	$11,406	$(11,687)

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Consolidated Statements of Stockholders' Equity

Years Ended April 30, 2017, 2016, and 2015

(in thousands of dollars, except share data)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock			Retained Earnings (Accumulated Deficit)		Treasury Stock
			Additional Paid-in Capital					Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances at April 30, 2014	32,341,752	$324	$318,063	$(18,953)	$—	—	$—	$299,434
Net (loss)	—	—	—	(11,697)	—	—	—	(11,697)
Sales of common stock	416,153	4	5,366	—	—	—	—	5,370
Equity-based compensation	—	—	6,455	—	—	—	—	6,455
Increase in fair value of financial instrument, net of tax	—	—	—	—	10	—	—	10

Balances at April 30, 2015	32,757,905	$328	$329,884	$(30,650)	$10	—	$—	$299,572

Net income	—	—	—	12,564	—	—	—	12,564
Change in accounting for liability awards	—	—	—	(3,208)	—	—	—	(3,208)
Decrease in fair value of financial instruments, net of tax	—	—	—	—	(1,158)	—	—	(1,158)
Equity-based compensation	—	—	2,699	—	—	—	—	2,699
Stock repurchases	—	—	—	—	—	394,577	(5,827)	(5,827)
Exercise of stock options	135,000	1	1,661	(971)	—	(394,577)	5,827	6,518

Balances at April 30, 2016	32,892,905	$329	$334,244	$(22,265)	$(1,148)	—	$—	$311,160

Net income	—	—	—	48,886	—	—	—	48,886
Increase in fair value of financial instruments, net of tax	—	—	—	—	264	—	—	264
Equity-based compensation	—	—	2,370	—	—	—	—	2,370
Issuance of common stock in initial public offering, net of underwriting discounts and offering costs	8,050,000	80	151,332	—	—	—	—	151,412
Exercise of stock options	28,000	1	513					514

Balances at April 30, 2017	40,970,905	$410	$488,459	$26,621	$(884)	—	$—	$514,606

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Consolidated Statements of Cash Flows

Years Ended April 30, 2017, 2016, and 2015

(in thousands of dollars)

	April 30,
	2017	2016	2015
Cash flows from operating activities:
Net income	$48,886	$12,564	$(11,697)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	25,565	26,667	32,208
Accretion and amortization of debt discount and deferred financing fees	9,793	3,438	3,374
Amortization of intangible assets	43,675	37,548	31,957
Provision for losses on accounts and notes receivable	(122)	(1,032)	(233)
Provision for obsolescence of inventory	425	80	1,077
Decrease in fair value of contingent consideration	(1,484)	—	—
Equity-based compensation	3,142	4,733	9,012
(Gain)/Loss on sale or impairment of assets	(336)	(645)	1,089
Loss on fair value of financial instruments	—	—	2,494
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(20,400)	(27,338)	(11,649)
Inventories	(18,390)	(699)	(4,610)
Accounts payable	(3,763)	1,055	(3,655)
Deferred income tax	(20,114)	(20,499)	(21,664)
Prepaid expenses and other assets	(412)	(4,682)	1,989
Accrued compensation and employee benefits	4,440	3,454	8,204
Accrued expenses and liabilities	626	5,551	9,170
Liabilities to noncontrolling interest holders	1,133	446	1,862
Income tax receivable / payable	(5,956)	7,106	(905)

Cash provided by operating activities	66,708	47,747	48,023

Cash flows from investing activities:
Purchases of property and equipment	(11,083)	(7,692)	(13,940)
Proceeds from sale of assets	3,995	9,847	3,807
Purchase of financial instruments	—	—	(4,638)
Acquisition of businesses, net of cash acquired	(150,428)	(120,195)	(67,696)

Cash used in investing activities	(157,516)	(118,040)	(82,467)

Cash flows from financing activities:
Repayments on the revolving credit facility	(1,011,925)	(697,144)	(303,099)
Borrowings from the revolving credit facility	1,013,365	782,104	320,049
Payments of principal on long-term debt	(4,584)	(3,931)	(3,927)
Principal repayments of capital lease obligations	(5,208)	(4,249)	(4,327)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	156,941	—	—
Proceeds from sales of common stock	—	—	5,370
Repayment of term loan	(160,000)	—	—
Proceeds from term loan amendment	481,225	—	—
Repayments on term loan amendment	(381,225)	—	—
Debt issuance costs	(2,637)	(391)	—
Stock repurchases	—	(5,827)	—
Exercise of stock options	345	6,519	—

Cash provided by financing activities	86,297	77,081	14,066

(Decrease) increase in cash and cash equivalents	(4,511)	6,788	(20,378)
Balance, beginning of period	19,072	12,284	32,662

Balance, end of period	$14,561	$19,072	$12,284

Supplemental cash flow disclosures:
Cash paid for income taxes	$49,163	$26,067	$16,111
Cash paid for interest	26,443	34,557	31,720
Supplemental schedule of noncash activities:
Assets acquired under capital lease	$9,410	$7,542	$5,211
Change in fair value of derivative instrument	184	1,889	—
Issuance of installment notes associated with equity-based compensation liability awards	5,352	1,557	1,644
Increase in other liabilities due to transition guidance	—	3,208	—
Increase to other assets and decrease to property and equipment	—	833	1,837
Non cash property and equipment adjustments	—	110	115
Increase (decrease) in insurance claims payable and insurance recoverable	1,876	(25,715)	6,350

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Notes to Consolidated Financial Statements

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies

        The terms "we", "our", "us", "Successor" or the "Company" refer to GMS Inc. and its subsidiaries. When such terms are used in this manner throughout the notes to the consolidated financial statements, they are in reference only to the corporation, GMS Inc. and its subsidiaries, and are not used in reference to the Board of Directors, corporate officers, management, or any individual employee or group of employees.

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

Revision of Previously Issued Statements of Cash Flows

        During the preparation of the Annual Report on Form 10-K for the year ended April 30, 2017, the Company determined that cash flows related to payments of working capital settlements were inappropriately classified as financing activities in the Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2016 and 2015. This resulted in understatements of "Cash used in investing activities" (specifically the line item "Acquisitions of businesses, net of cash acquired") and "Cash provided by financing activities" (specifically the line item "Cash paid for contingent consideration") of $6,598 and $1,001 in the Consolidated Statements of Cash Flows for the years ended April 30, 2016 and 2015, respectively. The Company assessed the materiality of the misstatement in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and concluded that this misstatement was not material to the Company's previously issued financial statements and that amendments of previously filed reports were therefore not required. However, the Company has elected to revise the previously reported amounts in the 2016 and 2015 Consolidated Statements of Cash Flows in this Form 10-K filing. Disclosure of the revised amounts for applicable fiscal 2017 interim periods will also be reflected in future filings containing such interim periods.

        The effect of this revision on the line items within the Company's Consolidated Statement of Cash Flows for the year ended April 30, 2016 was as follows:

	Year Ended April 30, 2016
	As previously reported	Adjustment	As revised
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	$(113,597)	$(6,598)	$(120,195)

Cash used in investing activities	$(111,442)	$(6,598)	$(118,040)

Cash flows from financing activities:
Cash paid for contingent consideration	$(6,598)	$6,598	$—

Cash flows from financing activities	$70,483	$6,598	$77,081

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

        The effect of this revision on the line items within the Company's Consolidated Statement of Cash Flows for the year ended April 30, 2015 was as follows:

	Year Ended April 30, 2015
	As previously reported	Adjustment	As revised
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(66,695)	$(1,001)	(67,696)

Cash used in investing activities	$(81,466)	$(1,001)	$(82,467)

Cash flows from financing activities:
Cash paid for contingent consideration	$(1,001)	$1,001	$—

Cash flows from financing activities	$13,065	$1,001	$14,066

Business

        Founded in 1971, we are a distributor of specialty building products including wallboard, suspended ceiling systems, or ceilings, steel framing and other complementary specialty building products. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders, and to a lesser extent, general contractors and individuals. We have created a national footprint with more than 205 branches across 42 states.

Initial and Secondary Public Offerings

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

        On June 1, 2016, we completed our initial public offering, or IPO, of 8,050,000 shares of common stock at a price of $21.00 per share, including 1,050,000 shares of common stock that were issued as a result of the exercise in full by the underwriters of an option to purchase additional shares to cover over-allotments. Our common stock began trading on the New York Stock Exchange, or the NYSE, on May 26, 2016 under the ticker symbol "GMS". After underwriting discounts and commissions, but before expenses, we received net proceeds from the IPO of approximately $156.9 million. We used these proceeds together with cash on hand to repay $160.0 million principal amount of our term loan debt outstanding under our senior secured second lien term loan facility, or the Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility.

        On February 22, 2017, certain stockholders of the Company completed a secondary public offering of 7,992,500 shares of the Company's common stock at a price to the public of $29.25 per share, including 1,042,500 shares of common stock that were issued as a result of the exercise in full by the underwriters of an option to purchase additional shares that was granted by the selling stockholders. The common stock offered in the secondary offering included 3,549,302 shares offered by affiliates of AEA.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

  •
  the price to the buyer is fixed or determinable; and

  •
  collectability is reasonably assured.

        Revenue, net of estimated returns and allowances, is recognized when sales transactions occur and title is passed and the related product is delivered. Revenue includes any applicable shipping and handling costs invoiced to the customer. The expense related to such costs is included in "Selling, general and administrative" expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Cost of Sales

        "Cost of sales" reflects the direct cost of goods purchased from third parties, rebates earned from vendors, adjustments for inventory reserves, and the cost of inbound freight.

Operating Expenses

        "Operating expenses" include "Selling, general and administrative" expenses and "Depreciation and amortization". "Selling, general and administrative" expenses include expenses related to the delivery and warehousing of our products, as well as employee compensation and benefits expenses for employees in our branches and yard support center, as well as other administrative expenses, such as legal, accounting, and IT costs. Included in "Selling, general and administrative" expenses are delivery expenses of $205,019, $159,098 and $128,381 for 2017, 2016 and 2015, respectively. "Depreciation and amortization" expenses include depreciation expense on our property and equipment as well as amortization expense on our finite lived intangible assets.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

Trade Accounts Receivable

        Accounts receivable are evaluated for collectability based on numerous factors including the age of the receivable and the history of writeoffs. We maintain allowances for doubtful accounts for estimated losses due to the failure of our customers to make required payments, as well as allowances for sales returns and cash discounts.

        Our estimate of the allowance for doubtful accounts is based on an assessment of individual past due accounts, historical write-off experience, accounts receivable aging and the current economic trends. Account balances are written off when the potential for recovery is considered remote. Our estimates for cash discounts and returns are based on an analysis of historical write-offs. Based on our evaluation, we have established estimated reserves for uncollectible accounts, returns and cash discounts of $9,851 and $8,607 as of April 30, 2017 and 2016, respectively.

Inventories

        "Inventories, net" consist of materials purchased for resale and include wallboard, ceilings, steel framing and other specialty building products. The cost of our inventories is determined by the moving average cost method, which approximates the first-in, first-out approach. We monitor our inventory levels by branch and record provisions for excess inventories based on slower moving inventory. We define excess inventory as the amount of inventory on hand in excess of the historical usage, excluding items purchased in the last 12 months. We then review our most recent history of sales and adjustments of such excess inventory and apply our judgment as to forecasted demand and other factors, including liquidation value, to determine the required adjustments to net realizable value. In addition, at the end of each year, we evaluate our inventory at each branch and write off and dispose of obsolete products. Our inventories are generally not susceptible to technological obsolescence.

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

        During 2017, 2016 and 2015, the Company recognized impairment losses of $485, $373 and $173, respectively, related to land and buildings held for sale. These losses were included in "Selling, general and administrative" expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Goodwill

        Goodwill represents the excess of purchase price over fair value of net assets acquired. We do not amortize goodwill, but do assess goodwill for impairment in the fourth quarter of each fiscal year or whenever events or circumstances indicate that it is "more likely than not" that the fair value of a reporting unit had dropped below its carrying value. For the fiscal 2017, 2016 and 2015 annual impairment tests, the fair values of our identified reporting units were estimated using a discounted cash flow ("DCF") analysis, a market comparable method, and a market transaction approach. The weighting of each approach used was 50%, 40%, and 10% for the DCF approach, the market comparable approach and the transaction approach respectively. There were no goodwill impairment charges recorded. See Note 5, "Goodwill and Intangible Assets," for a complete description of the Company's goodwill.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

Intangible Assets

        The Company typically uses an income method to estimate the fair value of "Intangible assets", which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product, the economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

        Determining the useful life of an intangible asset also requires judgment. Certain intangibles are expected to have indefinite lives based on their history and the Company's plans to continue to support and build the acquired brands. Other acquired intangible assets such as customer relationships and other brand or trade names are expected to have definite useful lives. All of the Company's customer-related intangibles are expected to have definite useful lives. The costs of definite lived intangibles are amortized over their estimated lives.

Deferred Financing Costs

        The Company capitalizes debt issuance costs and amortizes them over the term of the related debt. The Company uses the straight-line method to amortize debt issuance costs related to the ABL Facility (as defined below), while the effective interest method is used to amortize debt issuance costs related to the Term Loan Facilities (as defined below). Amortization of debt issuance costs is recorded in "Interest expense" within the Consolidated Statements of Operations and Comprehensive Income (Loss). Lender and third party deferred financing costs are reported as a reduction of the Term Loan Facilities of $5,712 and $11,147 as of April 30, 2017 and 2016, respectively, in the Consolidated Balance Sheets. Lender and third party deferred financing costs related to the ABL Facility are reported as an asset of $2,950 and $2,544 as of April 30, 2017 and 2016, respectively, in the Consolidated Balance Sheets. Amortization of the Term Loan Facilities and ABL Facility costs were $2,247, $2,961 and $2,907 in 2017, 2016 and 2015, respectively. In addition, in connection with refinancing of the ABL and term loans, $7,103 was written off in 2017.

Derivative Instruments

        The Derivative financial instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets and measured at fair value. Derivatives that do not qualify as a hedge must be adjusted to fair value in earnings. If the derivative does qualify as a hedge, under the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") Topic 815, "Derivatives and hedging", changes in the fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's change in fair value is immediately recognized in earnings.

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

        This derivative instrument is recorded in the Consolidated Balance Sheet as of April 30, 2017 and 2016, respectively, as an asset at its fair value of $88 and $271 within "Other assets". The valuation of this instrument was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities.

        The decrease in fair value of the instrument from the purchase date to the date of hedge designation was $2,494 and is reflected in earnings through "Change in fair value of financial instruments" on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended April 30, 2015. The increase in fair value from the effective hedge date to the year ended April 30, 2015 was $10 and was recorded in "(Decrease) increase in fair value of financial instruments, net of tax" in "Comprehensive income (loss)". The decrease in fair value for the year ended April 30, 2016 was $1,158 and was recorded in "(Decrease) increase in fair value of financial instruments, net of tax" in "Comprehensive income (loss)". The increase in fair value for the year ended April 30, 2017 was $264 and was recorded in "(Decrease) increase in fair value of financial instruments, net of tax" in "Comprehensive income (loss)". The Company believes there have been no material changes in the creditworthiness of the counterparty to this cap agreement and believes the risk of nonperformance by such party is minimal. See Note 16, "Accumulated Other Comprehensive (Loss) Income."

        We consider the interest rate cap to be a Level 2 fair value measurement for which market-based pricing inputs are observable. Generally, we obtain our Level 2 pricing inputs from our counterparties. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, which can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

        For derivatives that do not qualify or are not designated as hedging instruments for accounting purposes, changes in fair value are recorded in current period earnings (commonly referred to as the "mark-to-market" method). We did not have any derivatives that did not qualify or were not designated as hedging instruments for accounting purposes, during the years ended April 30, 2017, 2016 and 2015, other than as noted above.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

        At April 30, 2017 and 2016, the aggregate liabilities for medical self-insurance were $3,429 and $3,342, respectively, and are recorded in "Other accrued expenses and current liabilities" within the Consolidated Balance Sheets. At April 30, 2017 and 2016, reserves for general liability, automobile and workers' compensation totaled approximately $15,934 and $12,213 respectively, and are recorded in "Other accrued expenses and current liabilities" and "Other liabilities" in the Consolidated Balance Sheets. During the year ended April 30, 2016, an insured automobile claim related to prior years, subject to a $500 deductible, was paid by our insurance carrier in the amount of approximately $26,300. At April 30, 2017 and 2016, expected recoveries for general liability, automobile and workers' compensation totaled approximately $6,708 and $4,832, respectively and are recorded in "Prepaid expenses and other current assets" and "Other assets" in the Consolidated Balance Sheets.

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

Fair Value of Financial Instruments

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The carrying values of cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximates fair value due to its short-term nature. Based on borrowing rates available to the Company for loans with similar terms, the carrying values of the ABL Facility and other debt approximate fair value.

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
Level 2
Inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability. The fair values of our liabilities for Stock Appreciation Rights, Liabilities to Non-controlling interest holders, and Deferred Compensation liabilities are based on Level 2 inputs.
Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

Advertising Expense

        The cost of advertising is expensed as incurred and presented within "Selling, general and administrative" expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company incurred approximately $2,270, $2,043, and $1,805 in advertising costs for the years ended April 30, 2017, 2016, and 2015, respectively.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

Stock Appreciation Rights, Deferred Compensation and Liabilities to Noncontrolling Interest Holders

        Certain subsidiaries have equity based compensation agreements with the subsidiary's employees and minority shareholders. These agreements are stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders. Since these agreements are typically settled in cash or notes, and do not meet the criteria established by ASC 718, "Compensation—Stock Compensation" to be accounted for in "Stockholders' equity", they are accounted for as liability awards. See Note 12, "Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests."

Treasury Stock

        In fiscal 2016, we repurchased 394,577 shares of our common stock at a cost of $5,827 in connection with our separation agreement with a former employee. We then reissued these shares for proceeds of $4,856. The difference between the cost of the treasury stock and the proceeds from its reissuance was accounted for, using the "cost" method, as an increase to "Retained Earnings (Accumulated deficit)" of $971.

        We did not have any treasury stock activity during fiscal 2017.

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

each period. In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share.

        Diluted net earnings (loss) per common share equals basic net earnings (loss) per common share for fiscal 2015, as the effect of stock options and other equity-based instruments (collectively "stock-based compensation securities") are anti-dilutive because the Company incurred losses from continuing operations in that period. During fiscal 2015, stock-based compensation securities were excluded from the calculation of diluted earnings (loss) per share because their effect would have been anti-dilutive. The number of diluted shares excluded from the calculation was 10,417 shares.

Recent Accounting Pronouncements

        Revenue recognition—In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), to clarify the principles used to recognize revenue for all entities. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 by one year. As a result of this deferral, ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017, which for us will be in the fiscal year beginning May 1, 2018. We are continuing to perform our detailed evaluation, using the five-step model specified in the guidance, to assess the impacts of the new standard. Specifically, under the new standard, we anticipate the following:

  •
  Under the new standard, revenue will be recognized when we satisfy our performance obligation by transferring promised goods or services to our customer. The standard allows for application of the guidance to a portfolio of contracts or performance obligations with similar characteristics. Since our individual sales transactions are very similar in nature, we anticipate applying the guidance to all transactions as a portfolio. We expect that the effects of applying this guidance to the portfolio would not differ materially from applying the guidance to individual performance obligations within that portfolio.

  •
  Revenue recognition will be achieved upon delivery of goods to our customers.

  •
  To determine the amount of consideration which we expect to be entitled in exchange for transferring promised goods, we will consider if variable consideration exists. We will consider the terms of the contract and our customary business practices to determine the transaction price. We are currently reviewing our pricing policies and customer incentive programs, as well as our existing accounting polices related to these items to determine whether we have any variable or non-cash consideration.

        Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, which would recognize the cumulative effect of the standards in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the standard as compared to the guidance in effect prior to the change, as well as reasons for significant changes. The company intends to adopt the updated standard in the first quarter of fiscal 2019. The company is currently in the process of assessing which adoption methodology to apply. Based on our analysis performed to date, we do not expect the adoption of ASU 2014-09 to have a material impact on our financial position or results of operations, but adoption of the standard will result in additional disclosures regarding our revenue recognition policies.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

        Required Assessment of Going Concern—In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). The accounting standard states that regardless of financial condition, every entity is required to assess its ability to continue operating as a going concern for the period of time that extends one year from the issuance of interim or annual financial statements. The standard was adopted by the Company for its fiscal year ending April 30, 2017. If a quarterly or annual assessment indicates the presence of one or more conditions that raise substantial doubt, as defined in the standard, about an entity's ability to continue as a going concern for the upcoming one-year period, the standard requires disclosure in the footnotes that accompany the financial statements. The adoption of this standard did not result in any impact on the Company's financial position, results of operations or cash flows.

        Inventory—In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 340): Simplifying the Measurement of Inventory. Under this guidance, entities utilizing the FIFO or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU will be effective for us on May 1, 2018. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

        Deferred Taxes—In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). This amendment changes how deferred taxes are recognized by eliminating the requirement of presenting deferred tax liabilities and assets as current and noncurrent on the balance sheet. Instead, the requirement will be to classify all deferred tax liabilities and assets as noncurrent. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption permitted. ASU 2015-17 can be adopted either prospectively or retrospectively to all periods presented. The Company early adopted ASU 2015-17 retrospectively as of July 31, 2016. As a result, $11,047 of our deferred tax assets previously presented in current assets as of April 30, 2016 have been reclassified to "Deferred income taxes, net", a long-term liability, in the Consolidated Balance Sheet as of that date. Adoption of this standard did not impact on the results of operations or cash flows in the current or previous reporting periods.

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

        Share-Based Compensation—In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting" ("ASU 2016-09"). Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) forfeitures; and (d) classification on the statement of cash flows. The accounting standard will be effective for the Company beginning the first quarter

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

of fiscal 2018, and early adoption is permitted. We are currently in the process of evaluating the impact of the adoption on our Consolidated Financial Statements.

        Credit Losses of Financial Instruments—In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The new guidance changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019, and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

        Statement of Cash Flows—In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). The new guidance is intended to reduce diversity in practice related to certain cash receipts and payment in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We have not adopted this standard yet. We are currently evaluating the impact of the adoption on our Consolidated Financial Statements.

        Income Taxes—In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-entity Transfers of Assets Other than Inventory" ("ASU 2016-16"). This new guidance is intended to improve the accounting for intra-entity transfers of assets other than inventory by requiring recognition of income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. ASU 2016-16 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently in the process of evaluating the impact of the adoption on our Consolidated Financial Statements.

        Statement of Cash Flows—In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity of practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. This standard will only be applicable to the Consolidated Statements of Cash Flow to the extent we have restricted cash.

        Definition of a Business—In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations: Clarifying the Definition of a Business" ("ASU 2017-01"). The new guidance clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as assets groups or as businesses. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a prospective basis. The impact of this accounting standard update will be facts and circumstances dependent, but we do not expect the adoption of this accounting standard to have an impact on our Consolidated Financial Statements.

        Simplifying the Test for Goodwill Impairment—In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). The new guidance removes Step 2 of the goodwill impairment test, which required the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Under ASU 2017-04, goodwill

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies (Continued)

impairment will be the amount by which a reporting unit's carrying value exceeds its fair value. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2021 on a prospective basis, and early adoption is permitted. We do not expect ASU 2017-04 to impact the results of our goodwill impairment tests.

        Gains and Losses from the Derecognition of Nonfinancial Assets—In February 2017, the FASB issued ASU No. 2017-05, "Gains and Losses from the Derecognition of Nonfinancial Assets". The new guidance includes clarification that "nonfinancial assets within the scope of ASC 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty." Clarification that "an entity should allocate consideration to each distinct asset by applying the guidance in ASC 610 on allocating the transaction price to performance obligations. A requirement for entities "to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with ASC 810 and (2) transfers control of the asset in accordance with ASC 610." The effective date of the new guidance and the transition methods are aligned with the requirements in the new revenue standard, as amended by ASU 2015-14, which delays the effective date of the new revenue standard (ASU 2014-09) by one year and permits early adoption on a limited basis. We are currently in the process of evaluating the impact of the adoption on our Consolidated Financial Statements, but we do not expect the adoption of this accounting standard to have an impact on our Consolidated Financial Statements.

2. Business Acquisitions

        The Company operates in a highly fragmented industry. A key component of the Company's strategy is growth through acquisition that expands its geographic coverage, provides complementary lines of business and increases its market share.

        The Company has accounted for all business combinations using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The Company recorded, based on purchase price allocations, intangible assets representing customer relationships, tradenames, and excess of purchase price over the estimated fair values of the net assets acquired as "Goodwill" in the accompanying Consolidated Financial Statements. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence, and is all attributed to our one operating reportable segments. The results of operations are reflected in the Consolidated Financial Statements of the Company from the date of acquisition.

(a)   2017 Acquisitions

        In fiscal 2017, the Company completed the following acquisitions, with an aggregate purchase price of $153,676, comprised of $148,705 of cash consideration and $4,971 of consideration related to working capital settlements and contingent consideration, subject to finalization of working capital settlement amounts. In connection with these acquisitions, the Company incurred transaction costs of $2,160 in the year ended April 30, 2017. These costs are included in "Selling, general and administrative" expenses in the Company's accompanying

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

2. Business Acquisitions (Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss). The purpose of these acquisitions was to expand the geographical coverage of the Company and grow the business.

Company name	Form of acquisition	Date of acquisition
Wall & Ceiling Supply Co., Inc.	Purchase of net assets	May 2, 2016
Rockwise, LLC	Purchase of net assets	July 5, 2016
Steven F. Kempf Building Materials, Inc.	Purchase of net assets	August 29, 2016
Olympia Building Supplies, LLC/Redmill, Inc.	Purchase of 100% of outstanding common stock	September 1, 2016
United Building Materials, Inc.	Purchase of net assets	October 3, 2016
Ryan Building Materials, Inc.	Purchase of net assets	October 31, 2016
Interior Products Supply	Purchase of net assets	December 5, 2016
Hawaii-based distribution assets of Grabber Construction Products	Purchase of net assets	February 1, 2017

        The preliminary allocation of consideration for these acquisitions is summarized as follows:

Preliminary purchase price allocation April 30, 2017
Cash and cash equivalents	$1,558
Trade accounts and notes receivable	37,691
Inventories	16,504
Property and equipment	8,357
Other assets	657
Tradenames	9,490
Customer relationships	64,660
Goodwill	37,728
Deferred tax liability	(6,011)
Liabilities assumed	(16,958)

Purchase price	$153,676

        Goodwill of $25,510 and other intangible assets of $53,550 are expected to be deductible for U.S. federal income tax purposes. Goodwill of $12,218 and other intangibles of $20,600 are nondeductible for U.S. federal income tax purposes. The Company believes that information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values, specifically, the finalization of working capital settlements. Thus, the provisional measurements of fair value set forth above are preliminary. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the applicable acquisition date. The pro forma impact of these acquisitions is not presented as it is not considered material to our Consolidated Financial Statements.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

2. Business Acquisitions (Continued)

(b)   2016 Acquisitions

        In fiscal 2016, the Company completed the following acquisitions, with an aggregate purchase price of $117,181, comprised of $114,812 net of cash consideration and $2,369 of consideration related to working capital settlements and contingent consideration, subject to finalization of working capital settlement amounts. In connection with these acquisitions, the Company incurred transaction costs of $2,056 in the year ended April 30, 2016. These costs are included in "Selling, general and administrative" expenses in the Company's accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The purpose of these acquisitions was to expand the geographical coverage of the Company and grow the business.

Company name	Form of acquisition	Date of acquisition
Tri-Cities Drywall & Supply Co.	Purchase of net assets	September 29, 2015
Badgerland Supply, Inc.	Purchase of net assets	November 2, 2015
Hathaway & Sons, Inc.	Purchase of net assets	November 9, 2015
Gypsum Supply Company	Purchase of 100% of outstanding common stock	January 1, 2016
Robert N. Karpp Co., Inc.	Purchase of net assets	February 1, 2016
Professional Handling & Distribution, Inc.	Purchase of net assets	February 1, 2016
M.R. Lee Building Materials, Inc.	Purchase of net assets	April 4, 2016

        The allocation of consideration for these acquisitions is summarized as follows:

	Preliminary purchase price allocation April 30, 2016	Adjustments/ Reclassifications	Final purchase price allocation April 30, 2017
Cash and cash equivalents	$956	$(3)	$953
Trade accounts and notes receivable	26,707	281	26,988
Inventories	17,543	160	17,703
Property and equipment	9,236	—	9,236
Other assets	808	—	808
Tradenames	12,500	—	12,500
Below market leases	2,020	—	2,020
Customer relationships	29,055	—	29,055
Goodwill	38,833	(434)	38,399
Deferred tax liability	(6,676)	—	(6,676)
Liabilities assumed	(13,804)	(1)	(13,805)

Purchase price	$117,178	$3	$117,181

        During fiscal 2017, the Company finalized the purchase price allocations. Goodwill of $13,357 and other intangible assets of $26,335 are expected to be deductible for U.S. federal income tax purposes. Goodwill of $25,042 and other intangibles of $17,240 are nondeductible for U.S. federal income tax purposes. The pro forma impact of these acquisitions is not presented as it is not considered material to our Consolidated Financial Statements.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

2. Business Acquisitions (Continued)

(c)   2015 Acquisitions

        In fiscal 2015, the Company completed the following acquisitions, with an aggregate purchase price of $72,208, comprised of $69,168 net of cash consideration and $3,040 of contingent consideration. In connection with these acquisitions, the Company incurred transaction costs of $12 and $945 in the years ended April 30, 2016 and 2015, respectively. These costs are included in "Selling, general and administrative" expenses in the Company's accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The purpose of these acquisitions was to expand the geographical coverage of the Company and grow the business.

Company name	Form of acquisition	Date of acquisition
Contractors' Choice Supply, Inc.	Purchase of net assets	August 1, 2014
Drywall Supply, Inc.	Purchase of net assets	October 1, 2014
Allsouth Drywall Supply Company	Purchase of net assets	November 24, 2014
Serrano Supply, Inc.	Purchase of net assets	February 2, 2015
Ohio Valley Building Products, LLC	Purchase of net assets	February 16, 2015
J&B Materials, Inc.	Purchase of net assets	March 16, 2015

        The final allocation of consideration for these acquisitions is summarized as follows:

Final purchase price allocation
Trade accounts and notes receivable	$15,066
Inventories	8,760
Property and equipment	5,116
Other assets	76
Tradenames	3,260
Customer relationships	30,840
Goodwill	20,337
Liabilities assumed	(11,247)

Purchase price	$72,208

        During fiscal 2016, the Company finalized the purchase price allocations. Goodwill of $20,337 and other intangible assets of $34,100 are expected to be deductible for U.S. federal income tax purposes. The pro forma impact of these acquisitions is not presented as it is not considered material to our Consolidated Financial Statements.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

3. Prepaid expenses and other current assets

        "Prepaid expenses and other current assets" at April 30, 2017 and 2016 consist of the following:

	April 30,
	2017	2016
IPO readiness	$—	$5,091
Insurance recoveries and other receivables	3,727	3,974
Assets held for sale(1)	948	2,598
Prepaid rent	1,771	1,141
Taxes, tags and licenses	838	695
Prepaid supplies	1,104	679
Management fee	—	375
Prepaid insurance and payroll taxes	—	257
Refundable income taxes	682	—
Other	2,333	1,738

	$11,403	$16,548

(1)
As of April 30, 2017 and 2016, certain land, buildings and building improvements met the held for sale criteria and have been included as a component of other current assets. Upon meeting the held for sale criteria, these assets were no longer depreciated. In fiscal 2017 and 2016, the Company received proceeds of $1,440 and $7,093, respectively, related to disposals of assets held for sale.

4. Property and Equipment

        "Property and equipment" at April 30, 2017 and 2016 consists of the following:

	April 30,
	2017	2016
Land	$50,009	$50,001
Buildings and leasehold improvements	81,872	77,049
Machinery and equipment	90,303	78,142
Construction in progress	3,690	2,445

Total property and equipment	225,874	207,637
Less: accumulated depreciation and amortization	71,409	54,377

Total property and equipment, net of accumulated depreciation and amortization	$154,465	$153,260

        "Depreciation and amortization" expense for property and equipment was $25,565, $26,667, and $32,208 for fiscal 2017, 2016, and 2015 respectively.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

5. Goodwill and Intangible Assets.

        "Goodwill" as of April 30, 2017 and 2016 consists of the following:

Carrying Amount
Balance at May 1, 2015	$348,811
Working capital adjustments	(1,338)
Goodwill acquired during the year	38,833

Balance at April 30, 2016	386,306

Working capital adjustments	(390)
Goodwill acquired during the year	37,728

Balance at April 30, 2017	$423,644

        The Company's definite lived intangible assets as of April 30, 2017 and 2016 consist of the following:

			April 30, 2017
		Weighted average amortization period
	Estimated useful lives (years)		Gross carrying amount	Accumulated amortization	Net carrying value
Customer relationships	5 - 13	10.9	$273,196	$111,291	$161,905
Definite lived tradenames	5 - 20	18.3	25,250	1,718	23,532
Vendor agreement	8	—	5,644	2,176	3,468
Leasehold interests	7 - 13	8.2	2,516	496	2,020

Totals			$306,606	$115,681	$190,925

			April 30, 2016
		Weighted average amortization period
	Estimated useful lives (years)		Gross carrying amount	Accumulated amortization	Net carrying value
Customer relationships	5 - 13	10.8	$208,526	$69,929	$138,597
Definite lived tradenames	5 - 20	19.5	15,760	447	15,313
Vendor agreement	8	—	5,644	1,470	4,174
Leasehold interests	7 - 13	8.2	2,516	178	2,338

Totals			$232,446	$72,024	$160,422

        The Company's indefinite-lived intangible assets, other than goodwill, consist of tradenames which have a carrying amount of $61,368 as of April 30, 2017 and 2016.

        Amortization expense related to intangible assets was $43,675, $37,548, and $31,957 for fiscal 2017, 2016, and 2015, respectively, and is recorded in "Depreciation and amortization" expense in the Consolidated Statements of

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

5. Goodwill and Intangible Assets. (Continued)

Operations and Comprehensive Income (Loss). The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is expected to be as follows:

	Customer relationships	Tradenames	Vendor agreement	Leasehold interests	Total
Years ending April 30:
2018	$37,780	$1,503	$706	$318	$40,307
2019	30,392	1,503	706	318	32,919
2020	23,809	1,503	706	318	26,336
2021	18,715	1,473	706	318	21,212
2022	14,764	1,445	644	318	17,171
Thereafter	36,445	16,105	—	430	52,980

Total	$161,905	$23,532	$3,468	$2,020	$190,925

6. Other Accrued Expenses and Current Liabilities

        "Other accrued expenses and current liabilities" at April 30, 2017 and 2016 consists of the following:

	April 30,
	2017	2016
Insurance related liabilities	$11,027	$8,340
Sales taxes payable	8,920	9,297
Contingent consideration	5,708	7,265
Accrued rebates	3,041	2,054
Real estate and personal property taxes	1,686	1,431
Accrued professional services fees	872	1,741
Accrued interest	721	678
Deferred revenue	573	626
Accrued franchise tax	224	271
Income taxes payable	216	5,444
Other	4,903	4,667

	$37,891	$41,814

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

7. Long-Term Debt

        "Long-term debt" as of April 30, 2017 and 2016 consists of the following:

	April 30,
	2017	2016
First Lien Term Loan due 2021(1)(2)	$470,245	$373,998
Second Lien Term Loan(3)(4)	—	154,517
ABL Facility	103,353	101,910
Capital lease obligations, at an annual rate of 5.50%, due in monthly installments through August 2022	15,611	11,449
Installment notes at fixed rates up to 2.7%, due in monthly and annual installments through April 2021(5)	5,711	2,736

	594,920	644,610
Less: Current portion	11,530	35,581

Total long-term debt	$583,390	$609,029

(1)
Net of unamortized discount of $1,658 and $1,355 as of April 30, 2017 and 2016, respectively.

(2)
Net of deferred financing costs of $5,712 and $6,847 as of April 30, 2017 and 2016, respectively.

(3)
Net of unamortized discount of $0 and $1,183 as of April 30, 2017 and 2016, respectively.

(4)
Net of deferred financing costs of $0 and $4,300 as of April 30, 2017 and 2016, respectively.

(5)
Net of unamortized discount of $751 as of April 30, 2017.

Acquisition Debt

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

        The Term Loan Facility originally consisted of a First Lien Term Loan and a Second Lien Term Loan (respectively, the "First Term Loan" and "Second Term Loan"). The First Term Loan was issued in an original aggregate principal amount of $388,050 (net of $1,950 of original issue discount). The Second Term Loan was issued in an original aggregate principal amount of $158,400 (net of $1,600 of original issue discount) and is no longer outstanding. At April 30, 2017, the borrowing interest rate for the First Term Loan was 4.67%. Accrued interest, presented within "Other accrued expenses and current liabilities" in our Consolidated Balance Sheets, was $181 and $246 at April 30, 2017 and 2016, respectively. Cash paid for interest was $21,567, $32,130 and $30,251 for fiscal 2017, 2016 and 2015, respectively. The First Lien Facility permits the Borrower to add one or more incremental term loans up to a fixed amount of $100,000 plus a certain amount depending on a secured first

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

7. Long-Term Debt (Continued)

lien leverage ratio test included in the First Lien Facility. After giving effect to the post year end amendment to the First Lien Facility on June 7, 2017, the First Term Loan bears interest at LIBOR (subject to a floor of 1.00%) plus a borrowing margin of 3.00%. The First Term Loan amortizes in nominal quarterly installments of $1,444, or 0.25% of the aggregate principal amount of the First Term Loan and matures on April 1, 2023. Provided that the individual affected lenders agree accordingly, the maturities of the First Lien Term Loan may, upon the Borrower's request and without the consent of any other lender, be extended.

        On September 27, 2016, the Company entered into an Incremental First Lien Term Commitments Amendment (the "First Amendment") to the First Lien Credit Agreement, dated April 1, 2014, among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the financial institutions from time to time party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent. The First Amendment amended the First Lien Credit Agreement to, among other things, provide for a new first lien term loan facility under the First Lien Credit Agreement in the aggregate principal amount of approximately $481,225 with an interest at a floating rate based on LIBOR, with a 1.00% floor, plus 3.50%, representing a twenty five basis point improvement compared to the interest rate of the existing First Lien Term Loan immediately prior to giving effect to the First Amendment. Net proceeds from the new First Lien Term Loan were used to repay the Company's existing First Lien Term Loan of $381,225 and a portion of the loans under the ABL Facility as well as to pay related expenses.

        On June 7, 2017, the Company entered into a Second Amendment to the First Lien Credit Agreement, dated April 1, 2014, among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the financial institutions from time to time party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent, see Note 21, "Subsequent Events."

Asset Based Lending Facility

        The Asset Based Lending Credit Facility (the "ABL Facility"), entered into on April 1, 2014, originally provided for revolving loans and the issuance of letters of credit up to a maximum aggregate principal amount of $200,000 (subject to availability under a borrowing base). GYP Holdings III Corp. is the lead borrower (in such capacity, the "Lead Borrower"). Extensions of credit under the ABL Facility will be limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments. As of April 30, 2017, the Company had $231,249 of available borrowings and $103,353 in borrowings outstanding under the ABL Facility as presented within "Long-term debt, less current portion" on the Consolidated Balance Sheets. As of April 30, 2016, the Company had $187,185 of available borrowings and $101,910 in short-term swing line borrowings and eurodollar loans outstanding under the ABL Facility as presented within "Revolving credit facility" under "Current Liabilities" on the Consolidated Balance Sheets. As of April 30, 2017 and 2016, there was $532 and $422 accrued interest payable, respectively on the facility. In fiscal 2017, 2016 and 2015, we paid interest and other fees on the facility of $4,148, $1,900 and $941, respectively. The ABL Facility also permits the Company to request increases in the amount of the revolving, swing line and letter of credit facilities up to an aggregate maximum amount of $345,000 for the total commitments under the ABL Facility (including all incremental commitments).

        As of April 30, 2017 and 2016, the Company reflected $2,950 and $2,544, respectively, of deferred financing costs related to the ABL Facility in "other assets" on its Consolidated Balance Sheets.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

7. Long-Term Debt (Continued)

        In fiscal 2017, the Company entered into the Second Amendment to the ABL Credit Agreement. The Second Amendment amended the ABL Credit Agreement to, among other things, provide for an increase in the revolving credit commitments thereunder to $345,000 (including an increase in the swing line limit to $34,500), an extension of the maturity date to November 18, 2021, and a 0.25% decrease in the interest rate margin at each pricing level thereunder.

        In fiscal 2016, we amended our ABL Facility to exercise the $100,000 accordion feature of the ABL Facility which increased the aggregate revolving commitments from $200,000 to $300,000, and increased the sublimit for same day swing line borrowings from $20,000 to $30,000. The other terms of the ABL Facility remain unchanged.

        At the Company's option, the interest rates applicable to the loans under the ABL Facility are based at LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The applicable rate of interest for fiscal 2017 and 2016 was 2.58% and 2.97%, respectively. The ABL Facility also contains an unused commitment fee subject to utilization, as included in the ABL Facility agreement.

        The ABL Facility will mature on November 18, 2021 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company's request and without the consent of any other lender. The ABL Facility contains a cross default provision with the First Lien Facility.

Collateral under the ABL Facility and Term Loan Facilities

        The ABL Facility is collateralized by (a) first priority perfected liens on the following assets of the Loan Parties: (i) accounts receivable; (ii) inventory; (iii) deposit accounts; (iv) cash and cash equivalents; (v) tax refunds and tax payments; (vi) chattel paper; and (vii) documents, instruments, general intangibles, securities accounts, books and records, proceeds and supporting obligations related to each of the foregoing, subject to certain exceptions (collectively, "ABL Priority Collateral") and (b) second priority perfected liens on the remaining assets of the Loan Parties not constituting ABL Priority Collateral, subject to customary exceptions (collectively, "Term Priority Collateral").

        The First Lien Facility is collateralized by (a) first priority liens on the Term Priority Collateral and (b) second priority liens on the ABL Priority Collateral, subject to customary exceptions.

Prepayments under the ABL Facility and Term Loan Facilities

        The Term Loans may be prepaid at any time, subject to, in the case of a repricing transaction that occurs within 6 months of June 7, 2017, a prepayment equal to the principal amount of the term loans subject to such prepayment multiplied by 1.00%. Under certain circumstances and subject to certain exceptions, the Term Loan Facilities will be subject to mandatory prepayments in the amount equal to:

  •
  100% of the net proceeds of certain asset sales and issuances or incurrences of nonpermitted indebtedness; and

  •
  50% of annual excess cash flow for any fiscal year, such percentage to decrease to 25% or 0% depending on the attainment of certain total leverage ratio targets.

        As of April 30, 2017 there was no prepayment required related to excess cash flow.

        The ABL Facility may be prepaid at the Company's option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding ABL Facility exceeds the lesser of the (i) borrowing base

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

7. Long-Term Debt (Continued)

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

Covenants under the ABL Facility and Term Loan Facilities

        The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company is in compliance with all such covenants at April 30, 2017.

        The Term Loan Facilities contain a number of covenants that limit the ability of the Borrower and its restricted subsidiaries, as described in the Term Loan Facilities, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of the Company's restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with the Company's affiliates; and prepay or amend the terms of certain indebtedness. The Company is in compliance with all covenants at April 30, 2017.

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

Write-off of Debt Discount and Deferred Financing Fees

        During the fiscal year ended April 30, 2017 the company recorded write-offs of $7,103 related to deferred financing costs and debt discounts, which is included in "Write-off of debt discount and deferred financing fees" on the Consolidated Statements of Operations and Comprehensive Income (Loss). The amount of the write-offs consisted of the following: $5,426 related to the Second Lien Facility paid off in conjunction with the IPO on June 1, 2016; $1,466 related to the First Lien Facility as part of a September 27, 2016 refinancing; and $211 related to the ABL Facility as part of a November 18, 2016 refinancing.

Debt Maturities

        As of April 30, 2017, the scheduled principal payments of long-term debt are as follows:

	Installment Notes(1)	ABL Facility	Capital Leases	First Lien Term Loan(2)	Total
Years ending April 30,
2018	$1,232	$—	$5,486	$4,812	$11,530
2019	1,231	—	4,383	4,812	10,426
2020	1,231	—	2,974	4,812	9,017
2021	1,095	—	1,593	463,179	465,867
2022	659	103,353	889	—	104,901
Thereafter	1,014	—	286	—	1,300

	$6,462	$103,353	$15,611	$477,615	$603,041

(1)
Gross of unamortized discount of $751 as of April 30, 2017.

(2)
Gross of unamortized discount of $1,658 and deferred financing costs of $5,712 as of April 30, 2017.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

7. Long-Term Debt (Continued)

Refer to Note 21 of the Notes to Consolidated Financial Statements for more information on the recent events regarding debt maturities.

Installment Notes

        The installment notes of $5,711 and $2,736 as of April 30, 2017 and 2016, respectively, represent notes for subsidiary stock repurchases from shareholders, notes for the payout of stock appreciation rights and a note to the seller of an acquired company. The installment notes as of April 30, 2017 represent notes for subsidiary stock repurchases from shareholders and a note for the payout of stock appreciation rights. See Note 12, "Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests."

8. Retirement Plan

        The Company maintains a 401(k) defined contribution retirement plan for its employees. Participants are allowed to choose from a selection of mutual funds in order to designate how both employer and employee contributions are invested. Under the plan, the Company matches 50% of each employee's contributions on the first 4% of the employee's compensation contributed. The Company contributed $3,665, $1,743, and $1,120, in fiscal 2017, 2016, and 2015, respectively.

9. Income Taxes

        Income tax expense (benefit) for fiscal 2017, 2016, and 2015 consists of the following:

	Year Ended April 30,
	2017	2016	2015
Current federal	$37,164	$28,043	$11,638
Current state	5,875	5,162	2,688

Total current	43,039	33,205	14,326

Deferred federal	(19,011)	(19,993)	(17,492)
Deferred state	(1,374)	(628)	(3,460)

Total deferred	(20,385)	(20,621)	(20,952)

Total provision for (benefit from) income taxes	$22,654	$12,584	$(6,626)

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

9. Income Taxes (Continued)

        Total income tax expense (benefit) from continuing operations differed from the amount computed by applying the federal statutory rate of 35% for fiscal 2017, 2016, and 2015 due to the following:

	Year Ended April 30,
	2017	2016	2015
Federal income taxes at statutory rate	$25,039	$8,802	$(6,413)
State income taxes, net of federal income tax benefit	2,236	2,336	(51)
Net change in valuation allowance	214	(60)	(1,134)
Nondeductible meals & entertainment	761	627	462
338(h)(10) election	(6,936)	—	—
Redeemable noncontrolling interests	1,053	291	550
Nondeductible transaction costs	109	253	—
Other	178	335	(40)

Total	$22,654	$12,584	$(6,626)

        Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes, net of federal benefit, permanent differences, the change in the valuation allowance related to certain state net operating losses, and the 338(h)(10) election. In fiscal 2017 the Company made an election under Section 338 (h)(10) of the Internal Revenue Code which effectively changed the tax treatment of the Company's acquisition of Gypsum Supply Company from a stock transaction to an asset transaction for tax purposes. As a result of this election, the Company decreased its deferred tax liabilities and tax expense by $6,936.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

9. Income Taxes (Continued)

        The tax effects of temporary differences, which give rise to deferred income taxes as of April 30, 2017 and 2016 are as follows:

	April 30,
	2017	2016
Deferred income tax assets:
Allowances on accounts and notes receivable	$5,792	$4,924
Accrued payroll and related costs	1,651	2,013
Insurance reserves	1,139	1,920
Inventory costs	2,430	1,725
Deferred compensation	9,293	9,080
Equity compensation	3,424	2,593
Derivative instrument	1,488	1,589
Deferred financing costs	—	143
Acquisition related costs	1,732	895
Net operating loss carry-forwards	2,949	855
Deferred rent	996	791
Noncompete agreements	819	573
Other deferred tax assets, net	2,576	2,149

Total deferred income tax assets	34,289	29,250
Less: Valuation allowance	(297)	(83)

Total deferred income tax assets, net of valuation allowance	33,992	29,167

Amortization of intangible assets	(53,345)	(62,599)
Rebates	(1,007)	(1,270)
Depreciation	(3,808)	(6,501)
Deferred financing costs	(2,652)	—

Total deferred income tax liabilities	(60,812)	(70,370)

Deferred income tax liabilities, net	$(26,820)	$(41,203)

        In fiscal 2017, 2016, and 2015, the Company generated certain state net operating loss carry-forwards which are available for use against taxable income in each respective state. The Company had state net operating losses available for carry-forward of $21,116 and $20,228 in fiscal 2017 and 2016, respectively, which expire through the fiscal year ending in 2037.

        Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. As of April 30, 2017, except as noted in the following paragraph, the Company believes that it is more likely than not that all of its deferred tax assets relating to separate company state return filings will be realized. The tax credits, carryforwards and net operating losses expire from 2018 to 2037.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

9. Income Taxes (Continued)

        Management makes an assessment to determine if its deferred tax assets are more likely than not to be realized. Valuation allowances are established in the event that management believes that it is more likely than not the related tax benefits will not be realized. The valuation allowance as of April 30, 2017 and 2016 was $297 and $83, respectively, and primarily relates to state net operating loss carry forwards. During fiscal 2017, the valuation allowance increased by $214 due to additional NOL carryforwards. From the year ended April 30, 2015 to the year ended April 30, 2016 the valuation allowance decreased by $60.

        The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. The Company's policy for recording penalties and interest related tax items in "Selling, general and administrative" expense.

        At April 30, 2017, the tax years ended April 30, 2017, 2016, 2015, and 2014 and the tax period ended March 31, 2014 remain subject to examination by the U.S. Internal Revenue Service. In states in which the Company conducts business, the statute of limitation periods for examination generally vary from three to four years. Certain years from which net operating losses are still being carried forward remain subject to examination by the taxing authorities. The Company regularly assesses the potential outcomes of future examinations to ensure the Company's provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes that no liability for uncertain tax position is necessary as of April 30, 2017 and 2016.

10. Stockholders' Equity

Stockholders' Equity

        The Company authorized 500,000,000 shares of $0.01 par value common stock of which 40,970,905 and 32,892,905 shares were outstanding at April 30, 2017 and 2016, respectively.

        The Company authorized 50,000,000 shares of $0.01 par value preferred stock of which there were no shares outstanding at April 30, 2017 and 2016.

11. Equity-Based Compensation

General

        The Company has a 2014 GYP Holdings I Corp. Stock Option Plan (the "Plan") that provides for granting of stock options and other equity awards. The Plan authorizes 3,591,422 shares of common stock for issuance. The stock options vest over a four year period and have a 10-year term. The plan is designed to motivate and retain individuals who are responsible for the attainment of our primary long-term performance goals. The plan provides a means whereby our employees and directors develop a sense of ownership and personal involvement in our development and financial success and encourage them to devote their best efforts to our business. The Company accounts for share-based awards in accordance with ASC 718. ASC 718 requires measurement of compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognition of compensation expense, net of estimated forfeitures, over the requisite service period for awards expected to vest.

Stock Option Awards

        We utilize the Black-Scholes option-pricing model to estimate the grant-date fair value of all stock options granted during fiscal year 2017. The Black-Scholes option-pricing model requires the use of weighted average

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

11. Equity-Based Compensation (Continued)

assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Due to the recent date of our initial public offering as discussed in Note 1, "Basis of Presentation, Business and Summary of Significant Accounting Policies," we do not have sufficient history to estimate the expected volatility of our common stock price. Thus, expected volatility has been based on the average volatility of peer public entities that are similar in size and industry. We estimate the expected term of all stock options based on previous history of exercises. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield is 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of our common stock at the date of grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually. The weighted average assumptions used in the Black-Scholes option-pricing model for the year ended April 30, 2017 are set forth below:

April 30, 2017
Volatility	40.68%
Expected life (years)	6.0
Risk-free interest rate	1.55%
Dividend yield	—%

        In fiscal 2017, the Company accounted for 180,539 stock option awards issued to employees that vest based on service only. The weighted average grant date fair value of each stock option was $9.68. All of these awards vest over a four-year period. Additionally, all these options could vest earlier in the event of a change in control, merger or other acquisition.

        The Company did not issue any stock option awards in fiscal 2016.

        In fiscal 2015, the Company accounted for 2,824,050 stock option awards issued to employees that vest based on service only. The weighted average grant date fair value of each stock option was $4.73. All of these options could vest earlier in the event of a change in control, merger or other acquisition.

        The aggregate fair value of options outstanding, including vested and unvested, at April 30, 2017 and April 30, 2016 was $10,753 and $9,131, respectively. The aggregate fair value of options vested at April 30, 2017 and April 30, 2016 was $5,653 and $3,005, respectively.

        The expense related to the vesting of stock options is recorded on an accelerated basis over the requisite service period of each separate vesting tranche. Share-based compensation expense related to stock option awards was $2,368, $2,697 and $6,455 for the years ended April 30, 2017, 2016 and 2015, respectively, and was included as a component of "Selling, general and administrative" expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). As of April 30, 2017 and 2016, the unrecognized compensation expense related to stock option awards was $1,869 and $2,344, respectively, with a remaining vested life of 1.52 years and 2.0 years, respectively.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

11. Equity-Based Compensation (Continued)

        A summary of stock option activity for the years ended April 30, 2017 and 2016 follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at May 1, 2015	2,824,050	$12.53

Options granted	—	—
Options exercised	529,595	12.31
Options forfeited	359,349	12.31
Options expired	—	—

Outstanding at April 30, 2016	1,935,106	$12.37	7.98	$16,700

Options granted	180,539	23.65
Options exercised	28,000	12.31
Options forfeited	—	—
Options expired	—	—

Outstanding at April 30, 2017	2,087,645	$13.49	7.23	$47,336

Exercisable at April 30, 2017	1,211,044	12.48	7.02	$28,681

Expected to vest after April 30, 2017	876,601	$14.88	7.52	$18,655

        Aggregate intrinsic value represents the fair value of the underlying common stock at the date of grant, in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. Options expected to vest are unvested shares net of expected forfeitures.

        As of April 30, 2017 and 2016, the aggregate intrinsic value of unvested options outstanding was $18,655 and $11,120, respectively, and the aggregate intrinsic value of options vested was $28,681 and $5,580, respectively. The total intrinsic value of stock option awards exercised was approximately $580 and $8,892 during the fiscal years ended April 30, 2017 and 2016, respectively.

12. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

        Certain subsidiaries have equity based compensation arrangements with certain subsidiary's employees and minority shareholders. These arrangements are stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders. Since these arrangements are typically settled in cash or notes, and do not meet the criteria established by ASC 718 to be accounted for in "Stockholders' equity", they are accounted for as liability awards. As a result of the guidance stated within ASC 718, we have recorded these liability awards at fair value as of April 30, 2017 and 2016.

        Stock appreciation rights—Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over four years, upon a triggering event. Vesting periods vary by grant date and range from fiscal 2017 to fiscal 2018. Current liabilities related to these plans of $878 and $808 were recorded as components of "Accrued compensation and employee benefits" at April 30, 2017 and 2016, respectively.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

12. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests (Continued)

Long-term liabilities related to these plans of $19,784 and $19,725 were recorded as components of "Other liabilities" as of April 30, 2017 and 2016, respectively. Below is a summary of changes to the liability:

Stock appreciation rights as of April 30, 2015 (at book value)	$8,069
Compensation expense recorded prior to transition guidance adjustment	594
Redemption notes	(947)
Change in fair value	12,817

Stock appreciation rights as of April 30, 2016 (at fair value)	$20,533
Amounts redeemed	(28)
Change in fair value	157

Stock appreciation rights as of April 30, 2017 (at fair value)	$20,662

        The Company recorded stock appreciation rights expense of $149, $1,988, and $2,268, in fiscal years 2017, 2016, and 2015, respectively, and is included as a component of "Selling, general and administrative" expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). In fiscal 2016, the Company recorded $11,245 as an increase to "Accumulated deficit" in our Consolidated Balance Sheets as a result of the change in value due to the transition guidance in ASC 718.

        Deferred compensation—Subsidiaries' shareholders have entered into other deferred compensation agreements that granted the shareholders a payment based on a percentage in excess of book value, adjusted for certain provisions, upon an occurrence as defined in the related agreements, which are called "Buy Sell" agreements. Current liabilities related to these plans of $300 and $0 were recorded as components of "Accrued compensation and employee benefits" at April 30, 2017 and 2016, respectively. The remaining liabilities related to these plans of $3,450 and $3,270 were recorded as components of "Other liabilities" as of April 30, 2017 and 2016, respectively. These instruments are redeemed in cash or installment notes, generally paid in annual installments generally over the five years following termination of employment. Below is a summary of changes to the liability:

Deferred compensation as of April 30, 2015 (at book value)	$3,490
Compensation expense recorded prior to transition guidance adjustment	81
Redemption notes	(31)
Change in fair value	(270)

Deferred compensation as of April 30, 2016 (at fair value)	$3,270
Amounts redeemed	—
Change in fair value	480

Deferred compensation as of April 30, 2017 (at fair value)	$3,750

        The Company recorded redeemable noncontrolling interests expense of $480, $45, and $289, in fiscal years 2017, 2016, and 2015, respectively, and is included as a component of "Selling, general and administrative" expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). In fiscal 2016, the Company recorded $234 as a decrease to "Accumulated deficit" in our Consolidated Balance Sheets as a result of the change in value due to the transition guidance in ASC 718.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

12. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests (Continued)

        Liabilities to noncontrolling interest holders—As described in Note 1, "Basis of Presentation, Business and Summary of Significant Accounting Policies," noncontrolling interests were issued to certain employees of the subsidiaries. All of the noncontrolling interest awards are subject to mandatory redemption on termination of employment for any reason. These instruments are redeemed in cash or installment notes, generally paid in annual installments over the five years following termination of employment.

        Liabilities related to these agreements are classified as share based liability awards and are measured at intrinsic value under ASC 718. Intrinsic value is determined to be the stated redemption value of the shares. Under the terms of the employee agreements, the redemption value is determined based on the book value of the subsidiary, as adjusted for certain items. As of April 30, 2017, the total fair value of these liabilities was $24,309. Amounts expected to be paid in the next year are included in "Accrued compensation and employee benefits" at April 30, 2017 in the amount of $1,733. Long term liabilities of $22,576 related to this plan were recorded to "Liabilities to noncontrolling interest holders, less current portion" at April 30, 2017. Below is a summary of changes to the liability:

Non-controlling interests as of April 30, 2015 (at book value)	$30,039
Compensation expense recorded prior to transition guidance adjustment	473
Redemption notes	(629)
Change in fair value	(3,298)

Non-controlling interests as of April 30, 2016 (at fair value)	$26,585
Amounts redeemed	(5,354)
Change in fair value	3,078

Non-controlling interests as of April 30, 2017 (at fair value)	$24,309

        The Company recorded redeemable noncontrolling interests expense of $3,056, $881, and $1,570 in fiscal 2017, 2016, and 2015, respectively, and is included as a component of "Selling, general and administrative" expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). In fiscal 2016, the Company recorded $3,706 as a decrease to "Accumulated deficit" in our Consolidated Balance Sheets as a result of the change in value due to the transition guidance in ASC 718.

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

13. Transactions With Related Parties

        The Company leases office and warehouse facilities from partnerships owned by certain stockholders of GMS Inc. and its subsidiaries. At April 30, 2017, these leases had expiration dates through fiscal 2021. Rent expense related to these leases included in the accompanying Consolidated Financial Statements approximated

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

13. Transactions With Related Parties (Continued)

$780, $628, and $903 for fiscal 2017, 2016, and 2015, respectively, and are recorded in "Selling, general and administrative" expenses. At April 30, 2017, future minimum payments under the terms of the leases aggregated to $1,105.

        The Company purchases inventories from its former subsidiary, Southern Wall Products, Inc. ("SWP"), on a continuing basis. Certain stockholders of the Company are stockholders of SWP, which was spun-off from Gypsum Management and Supply, Inc. on August 31, 2012. The Company purchased inventory from SWP for distribution in the amount of $12,990, $12,795, and $11,926 as of April 30, 2017, 2016, and 2015, respectively. Amounts due to SWP for purchases of inventory for distribution as of April 30, 2017 and 2016 were $1,091 and $1,097, respectively, and are included in "Accounts payable".

        Prior to the Company's IPO, we had a management agreement in place with AEA Investors LP. The agreement required the Company to pay AEA an annual management fee of $2,250 per year following the Acquisition for advisory and consulting services. The fee was payable in quarterly installments of $563 in advance of the upcoming calendar quarter on the first day, and is included in "Selling, general and administrative" expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

14. Commitments and Contingencies

Lease Commitments

        The Company is obligated under certain capital leases covering our fleet of vehicles as well as one facility. The fleet vehicle leases have terms ranging from one to five years and the facility lease has a term of 11 years. The carrying value of property and equipment under capital leases was $15,018 and $10,928 as of April 30, 2017 and 2016, respectively, net of accumulated depreciation of $8,331 and $6,696, respectively. Amortization of assets held under capital leases was $5,310, $4,685, and $4,320 as of April 30 2017, 2016, and 2015, respectively, and is included with depreciation expense on the Consolidated Statements of Operations and Comprehensive Income (Loss).

        The Company also has certain noncancelable operating lease agreements, primarily office and warehouse facilities and equipment. These leases generally contain renewal options for periods ranging from one to five years. Rent expense for operating leases, which may have escalating rents over the terms of the leases, is recorded on a straight-line basis over the minimum lease terms. Rent expense under operating leases, including amounts paid to affiliated partnerships, approximated $56,220, $41,733, and $29,910 as of April 30, 2017, 2016, and 2015, respectively. As existing leases expire, the Company anticipates such leases will be renewed or replaced with other leases that are substantially similar in terms and rental amounts which are consistent with market rates at the time of renewal.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

14. Commitments and Contingencies (Continued)

        At April 30, 2017, the approximate amounts of the annual future minimum lease payments under noncancelable operating leases, including amounts payable to affiliated partnerships, and future maturities of capital lease obligations are as follows:

	Capital	Operating
Year Ended April 30,
2018	$6,208	$52,204
2019	4,830	44,770
2020	3,208	37,165
2021	1,709	28,333
2022	922	17,750
Thereafter	296	16,850

	$17,173	$197,072

Less: Interest	1,562
Less: Current portion	5,486

Long-term capitalized lease obligations	$10,125

Litigation, Claims and Assessment

        The Company is a defendant in various lawsuits and administrative actions associated with personal injuries, claims of former employees, and other events arising in the normal course of business. As discussed in Note 1, "—Insurance Liabilities", the Company records liabilities for these claims, as well as assets for amounts recoverable from the insurer, for these claims covered by insurance.

15. Segments

        The Company applies the provisions of ASC Topic 280, "Segment Reporting." ASC 280, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products, major customers and the geographies in which the entity holds material assets and reports revenue. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker ("CODM") and for which discrete financial information is available. For purposes of evaluation under these segment reporting principles, the CODM assesses the Company's ongoing performance based on the periodic review of net sales, Adjusted EBITDA and certain other measures for each of the operating segments. Based on the provisions of ASC 280, the Company has determined that it has seven operating segments. These operating segments are based on the seven geographic divisions, which are Central, Midwest, Northeast, Southern, Southeast, Southwest and Western. Prior to May 1, 2016, we had six operating segments, Central, Northeast, Southern, Southeast, Southwest and Western. On May 1, 2016, in connection with a reorganization of our geographic regional reporting lines, we created a new operating segment for the Midwest region, which was part of the Central reporting unit. In accordance with ASC 350, we allocated goodwill and indefinite lived intangibles of $50,973 and $5,995, respectively to the newly created operating segment (which is also the reporting unit) based on the estimated fair value of the unit.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

15. Segments (Continued)

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

	Year Ended April 30, 2017
					April 30, 2017
	Net sales	Gross profit	Depreciation & amortization	Adjusted EBITDA
					Total assets
Geographic divisions	$2,298,871	$750,564	$68,001	$186,155	$1,376,655
Other	20,275	8,007	310	2,074	11,916
Corporate	—	—	929	—	4,694

	$2,319,146	$758,571	$69,240	$188,229	$1,393,265

	Year Ended April 30, 2016
					April 30, 2016
	Net sales	Gross profit	Depreciation & amortization	Adjusted EBITDA
					Total assets
Geographic divisions	$1,842,634	$587,213	$63,093	$137,459	$1,217,871
Other	15,548	5,951	295	724	12,310
Corporate	—	—	827	—	10,633

	$1,858,182	$593,164	$64,215	$138,183	$1,240,814

	Year Ended April 30, 2015
					April 30, 2015
	Net sales	Gross profit	Depreciation & amortization	Adjusted EBITDA
					Total assets
Geographic divisions	$1,558,209	$474,363	$63,136	$105,247	$1,143,637
Other	11,876	4,608	288	549	10,421
Corporate	—	—	741	—	6,918

	$1,570,085	$478,971	$64,165	$105,796	$1,160,976

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

15. Segments (Continued)

        Reconciliation to Consolidated Financial Statements:

	Years Ended April 30,
	2017	2016	2015
	(dollars in thousands)
Net income (loss)	$48,886	$12,564	$(11,697)
Interest expense	36,463	37,418	36,396
Interest income	(152)	(928)	(1,010)
Income tax expense (benefit)	22,654	12,584	(6,626)
Depreciation expense	25,565	26,667	32,208
Amortization expense	43,675	37,548	31,957

EBITDA	$177,091	$125,853	$81,228

Stock appreciation income or (expense)	$148	$1,988	$2,268
Redeemable noncontrolling interests	3,536	880	1,859
Equity-based compensation	2,534	2,699	6,455
Severance and other permitted costs	(157)	379	413
Transaction costs (acquisitions and other)	2,249	3,751	2,728
(Gain) loss on disposal of assets	(338)	(645)	1,089
Management fee to related party	188	2,250	2,250
Effects of fair value adjustments to inventory	946	1,009	5,012
Interest rate cap mark-to-market	382	19	2,494
Secondary public offering costs	1,385	—	—
Debt transaction costs	265	—	—

EBITDA add-backs	11,138	12,330	24,568

Adjusted EBITDA	$188,229	$138,183	$105,796

        The Company does not earn revenues or have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of ASC 280, the Company's net sales from external customers by main product lines are as follows as of April 30, 2017, 2016, and 2015, respectively:

	Years Ended April 30,
	2017	2016	2015
	(dollars in thousands)
Wallboard	$1,058,400	$870,952	$718,102
Ceilings	341,007	297,110	278,749
Steel framing	374,151	281,340	243,173
Other products	545,588	408,780	330,061

Total net sales	$2,319,146	$1,858,182	$1,570,085

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

16. Accumulated Other Comprehensive (Loss) Income

        The following table sets forth the changes to "Accumulated other comprehensive (loss) income," net of tax by component for the year ended April 30, 2017 and 2016:

Gain (loss) on interest rate cap
Accumulated other comprehensive (loss) income as of May 1, 2014	$—
Other comprehensive income before reclassification	10
Reclassification to earnings from accumulated other comprehensive (loss) income	—

Accumulated other comprehensive (loss) income as of April 30, 2015	$10

Other comprehensive loss before reclassification	(1,177)
Reclassification to earnings from accumulated other comprehensive (loss) income(1)	19

Accumulated other comprehensive (loss) income as of April 30, 2016	$(1,148)

Other comprehensive loss before reclassification	(118)
Reclassification to earnings from accumulated other comprehensive (loss) income(1)	382

Accumulated other comprehensive (loss) income as of April 30, 2017	$(884)

(3)
Amounts are recorded as a component of "Change in fair value of financial instruments" in the Consolidated Statements of Operations.

        "(Decrease) increase in fair value of financial instruments, net of tax" recorded in "Accumulated other comprehensive income (loss)" is reclassified to earnings as each of the hedged forecasted transactions occur. During the next twelve months, the Company expects to reclassify approximately $1.0 million, net of tax, to earnings.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

17. Earnings (Loss) Per Common Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock for fiscal 2017, 2016, and 2015:

	Year Ended April 30,
	2017	2016	2015
Net income (loss)	$48,886	$12,564	$(11,697)

Basic earnings (loss) per common share:
Basic weighted average shares outstanding per common share	40,260,405	32,799,098	32,450,401

Basic earnings (loss) per common share	$1.21	$0.38	$(0.36)

Diluted earnings (loss) per common share:
Basic weighted average shares outstanding per common share	40,260,405	32,799,098	32,450,401
Add: Shares of common stock assumed issued upon exercise of stock options	809,620	326,144	—

Diluted weighted average shares outstanding per common share	41,070,025	33,125,242	32,450,401

Diluted earnings (loss) per common share	$1.19	$0.38	$(0.36)

        Diluted earnings per shares for the year ended April 30, 2015 excludes 10,417 shares as these shares would have been antidilutive due to the Company's net loss for the year.

18. Condensed Parent Company Financial Information

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

        The following table presents the financial position of the Company as of April 30, 2017 and 2016, and the results of operations as of April 30, 2017, 2016 and 2015, respectively.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

18. Condensed Parent Company Financial Information (Continued)

GMS Inc.
Condensed Parent Company Balance Sheets

	April 30,
	2017	2016
Investment in subsidiary	$514,606	$311,160

Total assets	514,606	311,160

Stockholders' equity:
Common stock, par value $0.01 per share, authorized 500,000,000 shares; 40,970,905 and 32,892,905 shares issued at April 30, 2017 and 2016, respectively	410	329
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; 0 shares issued at April 30, 2017 and April 30, 2016, respectively	—	—
Additional paid-in capital	488,459	334,244
Retained earnings (accumulated deficit)	26,621	(22,265)
Accumulated other comprehensive loss	(884)	(1,148)

Total stockholders' equity	$514,606	$311,160

GMS Inc.
Condensed Parent Company Statements of Operations and Comprehensive Income (Loss)

	Years Ended April 30,
	2017	2016	2015
Net income (loss) in subsidiaries	$48,886	$12,564	$(11,697)
Net income (loss)	$48,886	$12,564	$(11,697)
Comprehensive income (loss)	$49,150	$11,406	$(11,687)
Weighted average shares outstanding:
Basic	40,260,405	32,799,098	32,450,401
Diluted	41,070,025	33,125,242	32,450,401
Net income (loss) per share
Basic	$1.21	$0.38	$(0.36)
Diluted	$1.19	$0.38	$(0.36)

        There were no cash flows for GMS Inc. for the years ended April 30, 2017, 2016 and 2015 as there were no dividends, loans or advances between GMS Inc. and its subsidiaries.

        At April 30, 2017, restricted net assets of the Company's consolidated subsidiaries approximated $513,100. As of April 30, 2017, 2016, and 2015 the Company's consolidated subsidiaries did not pay any cash dividends to the Company.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

19. Valuation and Qualifying Accounts

Allowance for Doubtful Accounts Rollforward

	Balance at beginning of period	Provision	Charged to other accounts(a)	Deductions	Balance at end of period
Fiscal Year Ended April 30, 2017	$(8,607)	(1,792)	(819)	1,367	$(9,851)
Fiscal Year Ended April 30, 2016	$(8,633)	(908)	77	857	$(8,607)
Fiscal Year Ended April 30, 2015	$(2,752)	(5,828)	(1,158)	1,105	$(8,633)

(a)
Charged to other accounts represents the net (increase) decrease for specifically reserved accounts, as well as the net change in reserves for sales discounts, service charges and sales returns.

Valuation Allowance on Deferred Tax Assets Rollforward

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Fiscal Year Ended April 30, 2017	$(83)	(255)	41	$(297)
Fiscal Year Ended April 30, 2016	$(143)	(38)	98	$(83)
Fiscal Year Ended April 30, 2015	$(1,276)	(67)	1,200	$(143)

20. Selected Quarterly Financial Data (Unaudited)

        The following table sets forth certain unaudited financial information for each quarter of the year ended April 30, 2017 and 2016. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	Year Ended April 30, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$549,800	$591,846	$562,523	$614,977
Gross profit	178,585	193,224	185,727	201,035
Net income (loss)	9,163	17,224	8,226	14,273
Per share data
Weighted average shares outstanding(1):
Basic	38,200,597	40,942,905	40,942,905	40,955,632
Diluted	38,602,378	41,319,651	41,577,675	41,758,974
Net income (loss) per share(1):
Basic	$0.24	$0.42	$0.20	$0.35

Diluted	$0.24	$0.42	$0.20	$0.33

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

(in thousands of dollars, except for share and per share data)

20. Selected Quarterly Financial Data (Unaudited) (Continued)

	Year Ended April 30, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$452,441	$458,077	$420,482	$527,182
Gross profit	140,888	143,913	134,160	174,203
Net income (loss)	3,011	2,825	(2,212)	8,940
Per share data
Weighted average shares outstanding(1):
Basic	32,677,418	32,737,956	32,890,930	32,892,905
Diluted	32,830,677	32,898,075	32,890,930	33,155,140
Net income (loss) per share(1):
Basic	$0.09	$0.09	$(0.07)	$0.27

Diluted	$0.09	$0.09	$(0.07)	$0.27

(1)
Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net income (loss) per share amounts may not equal annual basic and diluted net income (loss) per share amounts.

21. Subsequent Events

        The Company has evaluated subsequent events through June 30, 2017, which is the date these financial statements were issued.

        Subsequent to the end of fiscal 2017, on June 7, 2017 we entered into a second amendment to our First Lien Credit Agreement, dated April 1, 2014, among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the financial institutions from time to time party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent. Under the terms of the amendment, we borrowed $577,615 which will mature April 1, 2023 and will bear interest at a floating rate based on LIBOR, with a 1% floor, plus 3%. The previous rate was 3.5%. The net proceeds were used to repay the existing First Lien Term Loan outstanding balance of $477,616 and approximately $94,000 of loans under our asset based revolving credit facility.

        Also on June 7, 2017, we completed an offering of 5,750,000 shares of common stock by certain of the Company's existing stockholders, including certain affiliates of AEA Investors LP (collectively, the "Selling Stockholders"), at a public offering price of $33.00 per share, including 750,000 shares of common stock that were sold as a result of the exercice in full by the underwriters of an option to purchase additional shares that was granted by the Selling Stockholders.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company's management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of April 30, 2017. Based on their evaluation, the CEO and CFO concluded that, due to material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of April 30, 2017.

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2017 based upon "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The following entities—Rockwise, LLC, Steven F. Kempf Building Materials, Inc., Olympia Building Supplies, LLC/Redmill, Inc., United Building Materials, Inc., and Ryan Building Materials, Inc.—were excluded from our assessment of internal control over financial reporting as of April 30, 2017 because they were acquired in purchase business combinations during the year ended April 30, 2017. These acquired entities are wholly-owned subsidiaries whose total assets and total revenues represent 9.2% and 5.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 30, 2017.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        As of April 30, 2017, we had ineffective information technology, or IT, general computer controls and a lack of effective formal accounting policies, procedures, and controls that constituted material weaknesses.

        The material weakness related to our IT general computer controls could impact the effectiveness of our IT-dependent controls. This material weakness did not result in any adjustments, but it could result in material misstatements to our annual and interim consolidated financial statements that would not be prevented or detected.

        The material weakness related to a lack of effective accounting policies, procedures, and controls concerns the overall effectiveness of our policies, procedures, and controls specific to internal control over financial reporting. This material weakness contributed to the revision of previously issued Consolidated Statements of Cash Flows for the years ended April 30, 2016 and 2015 and previously resulted in material adjustments to correct the consolidated financial statements of our wholly owned subsidiary, GYP Holdings III Corp., that were issued for fiscal 2013 and 2014. This weakness could result in material misstatements to our annual and interim consolidated financial statements that would not be prevented or detected.

        Because of the material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of April 30, 2017, based on criteria described in "Internal Control—Integrated Framework" (2013) issued by COSO.

        The effectiveness of the Company's internal control over financial reporting as of April 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Activities to Date and Plan for Remaining Material Weaknesses

        We are currently in the process of remediating the material weaknesses described above. In order to address the material weaknesses, we have made the following enhancements.

        To date, we have taken steps to remediate the weakness in our IT general computer controls including the following:

  •
  Developed policies and procedures related to the management and approval of changes in our IT environment, including procedures to review changes in IT data and the configuration of systems.

  •
  Developed policies and procedures related to security access, including policies and procedures to set up or remove users to our IT systems.

  •
  Established policies and procedures for the performance of security access reviews of our key financial systems' users to ensure the appropriateness of their roles and security access levels. These access reviews will be performed on a periodic basis.

  •
  Increased IT resources, including the hiring of a Chief Information Officer with public company experience, and the engagement of third party resources with expertise in IT general controls.

  •
  Developed and implemented monitoring activities designed to mitigate lack of segregation of duties in IT development and production roles. These monitoring activities include a review of application and database change logs.

  •
  Performed testing related to the functioning of these controls, and continue to monitor these controls and make enhancements as needed.

        To address the weakness in our accounting policies, procedures, and controls, we have also made enhancements to ensure that our accounting policies, procedures, and controls are designed and operating sufficiently to prevent and detect misstatements, including the following:

  •
  We developed and implemented formal accounting policies, procedures, and controls, including those designed to evaluate the impact of accounting pronouncements.

  •
  We provided training to our accounting organization in order to enhance the level of communication related to the understanding of internal controls.

  •
  We established a disclosure committee designed to strengthen the effectiveness of our disclosure controls and evaluate whether our financial statements and public filings include the appropriate disclosures.

  •
  We have developed and implemented standardized checklists and working papers to ensure our accounting in complex areas is correct, and that review controls are designed and operating effectively. These areas include tax accounting, cash flows and acquisitions accounting.

Remediation of Previously Identified Material Weaknesses

        In our annual report on Form 10-K for the year ended April 30, 2016 and in our quarterly reports on Form 10-Q for the periods ended July 31, 2016, October 31, 2016 and January 31, 2017, management concluded that internal control over financial reporting was not effective as of those dates because of material weaknesses in our internal control over financial reporting.

        Previously identified material weaknesses that have been remediated as of April 30, 2017 included an insufficient complement of personnel with a level of U.S. GAAP accounting knowledge commensurate with our financial reporting requirements and a lack of controls over the preparation and review of manual journal entries. These material weaknesses previously resulted in material adjustments to correct the consolidated financial statements of our wholly owned subsidiary, GYP Holdings III Corp., that were issued for fiscal 2013 and 2014.

        During the fiscal year ended April 30, 2017, management sufficiently completed its plan to remediate these two material weaknesses, which consisted of the following elements:

        To address the material weakness associated with an insufficient complement of personnel with a level of U.S. GAAP accounting knowledge commensurate with our financial reporting requirements, we completed the following measures:

  •
  We hired additional financial reporting personnel with technical accounting and financial reporting experience for our key financial reporting roles. Furthermore, we augmented our internal tax department resources with resources from an external provider.

  •
  During fiscal 2016 and 2017, we made changes to our financial reporting and accounting resources, including adjusting the roles and responsibilities of these resources to align with their experience and expertise.

  •
  In fiscal 2016, we enhanced our internal audit function through the engagement of a third party professional services firm and the hiring of an experienced senior manager of internal audit with public company experience to lead our internal audit function and assist us in the monitoring of internal control over financial reporting.

        To address the material weakness associated with the lack of controls over the preparation and review of manual journal entries, we completed the following measures:

  •
  We developed controls designed to segregate the duties of creating and posting accounting journal entries.

  •
  We formalized and communicated policies pertaining to the preparation and review of manual journal entries.

  •
  We tested and evaluated the design and operating effectiveness of these control procedures. We have also assessed the effectiveness of the remediation efforts.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended April 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the year ended April 30, 2017, as disclosed above, the Company remediated two of the previously identified material weaknesses.

Item 9B.    Other Information

        Our 2017 annual meeting of stockholders (the "2017 Annual Meeting") has been scheduled for October 18, 2017 at 1:00 p.m., Eastern Time.

        Because the 2017 Annual Meeting is our first annual meeting as a public company, pursuant to Rule 14a-8 under the Exchange Act, stockholders who wish to have a proposal considered for inclusion in our proxy materials for the 2017 Annual Meeting must ensure that such proposal is received by us no later than the close of business on August 4, 2017, which we believe is a reasonable time before we expect to begin to print and send our proxy materials to our stockholders. Any such proposals must be received at our principal executive offices by such deadline, addressed to our Secretary at GMS Inc., 100 Crescent Centre Parkway, Suite 800, Tucker, Georgia 30084, and must otherwise comply with all other requirements of Rule 14a-8 under the Exchange Act. Nothing in this paragraph shall be deemed to require us to include in our proxy materials for such meeting any stockholder proposal which do not meet the requirements of the SEC in effect at the time.

        In addition, in accordance with the requirements for advance notice in our amended and restated bylaws, for director nominations or other business to be brought before the 2017 Annual Meeting by a stockholder, written notice must be received at our principal executive offices no later than the close of business on August 4, 2017, addressed to our Secretary at GMS Inc., 100 Crescent Centre Parkway, Suite 800, Tucker, Georgia 30084. Any such notice must comply with and contain all of the information required by our amended and restated bylaws.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item will be set forth in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 11.    Executive Compensation

        Certain information required by this Item will be set forth in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders in the section titled "Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated herein by reference.

COMPENSATION DISCUSSION AND ANALYSIS

        The discussion that follows describes the executive compensation program for fiscal 2017 for the executive officers listed below (our "NEOs"):

Name	Title
G. Michael Callahan, Jr.	President and Chief Executive Officer
H. Douglas Goforth	Chief Financial Officer
Richard K. Mueller	Chairman
Richard Alan Adams	Senior Vice President of Operations
Craig D. Apolinsky	General Counsel and Corporate Secretary

Background

        Prior to the Acquisition, we operated as a closely-held, privately owned company. As such, all compensation programs implemented since the Acquisition through fiscal 2015 were programs of, or decisions made by the founders, including Mr. Mueller (our "Chairman"). Following the Acquisition, the compensation committee of our board of directors (the "Compensation Committee") has had and will continue to have the responsibility for reviewing the executive compensation arrangements in place for NEOs, and for structuring compensation in a way that maximizes long-term Company growth and aligns the interest of our management team with our stockholders.

        In connection with the Acquisition, each of our NEOs (other than Messrs. Goforth and Apolinsky) entered into an employment agreement following individual negotiations with AEA, which agreements were amended and restated effective as of May 1, 2015 (the employment agreements, as amended and restated, the "Original Employment Agreements"). The Employment Agreements (as defined below) generally set forth the material terms of the NEO's respective compensation package and are described in greater detail below in the section entitled "Employment Agreements." AEA also adopted the 2014 GYP Holdings I Corp. Stock Option Plan (the "Option Plan") for purposes of providing management team members equity compensation following the Acquisition, and as part of its negotiations with the Company's management team, AEA established a pool under the Option Plan and negotiated the size of grants to be made thereunder to members of the management which included our NEOs (other than Messrs. Goforth and Apolinsky). Mr. Goforth joined the Company as Chief Financial Officer in August 2014 and Mr. Apolinsky joined the Company as General Counsel in July 2015. As with our other NEOs, Mr. Goforth's and Mr. Apolinsky's respective compensation packages for fiscal 2017 are set forth in their employment agreements entered into in connection with their joining the Company (Mr. Goforth's and Mr. Apolinsky's employment agreements, together with the Original Employment Agreements, collectively the "Employment Agreements").

Fiscal 2017 Compensation Goals and Philosophy

        At the request of the Compensation Committee, AON Hewitt presented a compensation benchmarking study to the Compensation Committee in March 2016 which included the peer group companies listed below. The benchmarking study was used as a comparative tool in the Compensation Committee's evaluation of the

Company's executive compensation program in relation to companies believed to represent the appropriate comparable labor market for executive talent and to provide context for executive compensation. The peer group used in the study included the following companies: A.O. Smith Corporation, Airgas, Inc., Armstrong World Industries, Inc., Beacon Roofing Supply, Inc., BlueLinx Holdings, Inc., Boise Cascade Company, Builders FirstSource, Inc., Fastenal Company, Gilbraltar Industries, Inc., HD Supply Holdings, Inc., Huttig Building Products, Inc., Kaman Corporation, Lennox International Inc., MRC Global Inc., MSC Industrial Direct Co. Inc., Pool Corporation, Simpson Manufacturing Co., Inc., Stock Building Supply Holdings, Inc., USG Corporation, WW. Grainger, Inc., Watsco, Inc., and WESCO International, Inc.

        For fiscal 2017, the objectives of the executive compensation program included the following:

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

        For fiscal 2017, the Compensation Committee implemented the following changes: (i) Mr. Callahan's base salary was increased from $700,000 to $725,000, (ii) Mr. Goforth's base salary was increased from $375,000 to $386,250 and his annual bonus opportunity range was set to a range of 70% to 140% of his base salary, (iii) Mr. Adams' base salary was increased from $350,000 to $360,500 and (iv) Mr. Apolinsky's base salary was increased from $300,040 to $315,042, and his annual bonus opportunity range was set to a range of 60% to 120% of his base salary.

        On December 21, 2016, Mr. Adams was promoted to serve in a newly formed position of Senior Vice President of Operations. Mr. Adams continued to serve as the Company's Chief Information Officer until his successor was hired on April 17, 2017.

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

        In April 2017, AON Hewitt presented an updated compensation benchmarking study to the Compensation Committee which will be used by the Compensation Committee as a comparative tool to evaluate executive compensation for fiscal 2018. The peer group used in the study included the following companies: A.O. Smith Corporation, Applied Industrial Technologies, Inc., Armstrong, World Industries, Inc., Atkore International Group Inc., Beacon Roofing Supply, Inc., BlueLinx Holdings, Inc., BMC Stock Holdings, Inc., Boise Cascade

Company, Builders FirstSource, Inc., Fastenal Company, Forterra, Inc., Foundation Building Materials Inc., Installed Building Products, Inc., Kaman Corporation, Lennox International Inc., MRC Global Inc., MSC Industrial Direct Co. Inc., NCI Building Systems, Inc., Ply Gem Holdings, Inc., Pool Corporation, Simpson Manufacturing Co., Inc., SiteOne Landscape Supply, Inc., TopBuild Corp., and USG Corporation.

Base Salary

        We believe that the provision of base salary plays an important role in attracting and retaining top executive talent by providing executives with a predictable level of income. Base salaries represent a fixed portion of our NEOs' compensation and vary by job responsibility. The Compensation Committee reviews our NEOs' base salaries annually, though it may make periodic base salary adjustments in connection with an NEO's promotion, change in job responsibility, or when otherwise necessary for equitable reasons. In connection with its review and determination of base salaries, the Compensation Committee will consider market data, the level of the executive's compensation (individually and relative to the other executives), the level of the executive's performance and, for the base salaries for executives other than the chief executive officer, the recommendations of the chief executive officer.

        The following table sets forth our NEOs' base salaries for fiscal 2017.

Named Executive Officer	Base Salary ($)
G. Michael Callahan, Jr.	725,000
H. Douglas Goforth	386,250
Richard K. Mueller	300,000
Richard Alan Adams	360,500
Craig D. Apolinsky	315,042

Annual Bonuses

        The Company maintains the Annual Incentive Plan (the "AIP") in order to drive the Company's annual performance by linking variable compensation payments to achievement of individual and Company performance. Cash bonuses under the AIP are designed to support our strategic business, promote the maximization of Company profitability and encourage teamwork. In fiscal 2017, each of our NEOs, other than Mr. Mueller, was eligible to earn an annual cash bonus under the AIP, subject to the conditions described below. For fiscal 2017, Mr. Mueller did not participate in the AIP but was eligible for a discretionary bonus as determined by the board of directors.

        Under the AIP, an annual bonus pool is established and funded based solely on the Compensation Committee's determination as to the Company's performance as measured against pre-established business and/or financial goals at different levels of the Company's operating structure. For fiscal 2017, the funding of the annual bonus pool was based upon achievement of Adjusted EBITDA goals (weighted 80%) and Working Capital Turns goals (weighted 20%), as set forth below. Our NEOs other than Mr. Mueller are eligible to earn between 0% and 250% of annual base salary as set forth in the table below if the Company's threshold targets are met, with straight-line interpolation being applied for performance above threshold levels.

	Threshold	Target	Maximum
Adjusted EBITDA(1) (in millions)	$161.6	$184.7	$221.6
Working Capital Turns(2) as a percentage of annual net sales	18.2%	17.2%	15.7%

(1)
Adjusted EBITDA is a non-GAAP measure that management uses to evaluate the performance of the Company. Adjusted EBITDA, as we define it, is an amount equal to net income (loss) plus interest expense and related items, income taxes, stock compensation, depreciation and amortization, further adjusted to exclude other non-cash items and certain other adjustments. Adjusted EBITDA is not a presentation made in accordance with GAAP, and is not intended to present a superior measure of the financial condition from those determined under GAAP. To reconcile this non-GAAP measure with the most directly comparable GAAP measure (net income), please refer to "Selected Consolidated Financial and Other Data" included elsewhere in this Annual Report on Form 10-K.

(2)
Working Capital Turns equals the 12 month trailing average of trade accounts and notes receivable plus inventories less accounts payable, divided by annual net sales.

        In general, each of our NEOs (other than Mr. Mueller) is entitled to a target bonus equal to a percentage of his base salary, as set forth in the table below. The annual bonuses under the AIP are subject to adjustment by the committee, at its discretion, based on the executive's individual performance and contribution to the Company during the year.

        For each of our NEOs other than Mr. Mueller, the following table sets forth the annual bonus threshold, target and maximum, expressed as a percentage of base salary for our NEOs for fiscal 2017.

Officer	Threshold	Target	Maximum
G. Michael Callahan, Jr.	12.5%	125%	250%
H. Douglas Goforth	7.0%	70%	140%
Richard K. Mueller	—	—	—
Richard Alan Adams	5.0%	50%	100%
Craig D. Apolinsky	6.0%	60%	120%

Long-Term Incentive Plan

        As discussed above, the Company maintains the Option Plan, a long-term incentive plan under which we may make grants of options from time to time. The main objectives of the Option Plan are to (1) directly link the executives to increasing shareholder value, (2) incentivize our executives to work towards the achievement of our long-term performance goals, (3) provide the Company a competitive means through which we may better attract able individuals to become executives and (4) retain executives for a multiple year period by providing these individuals with stock ownership opportunities. For the foregoing reasons, we believe providing our NEOs long-term equity compensation in the form of options further advances and aligns the interests of the Company and its stockholders. The Compensation Committee has the authority to make grants under the Option Plan as it deems appropriate, and generally does so in connection with new hires or promotions within the Company. In fiscal 2018, our compensation committee plans to continue to provide long-term incentive awards to our executives and key talent. In addition, management expects that an omnibus long-term incentive plan will be proposed for adoption by the Company's stockholders at the 2017 annual meeting. If such plan is approved, then the Compensation Committee will have additional forms of long-term incentives awards available to grant.

        In June 2014, pursuant to the terms of their Employment Agreements, Messrs. Callahan and Adams were granted 718,708 and 269,512 options to purchase shares, respectively, which options vested as to 25% on April 1, 2015 and thereafter as to 6.25% on each of the first 12 quarterly anniversaries of April 1, 2015 such that the option grant will be fully vested on April 1, 2018. Pursuant to the terms of his Employment Agreement, Mr. Goforth was granted 269,512 options to purchase shares on August 18, 2014, which options vested as to 25% on August 18, 2015 and thereafter as to 6.25% on each of the first 12 quarterly anniversaries of August 18, 2015 such that the option grant will be fully vested on August 18, 2018. Pursuant to the terms of his Employment Agreement, Mr. Mueller was granted 60,948 options to purchase shares on June 2, 2016, which options vested as to 25% on June 2, 2017 and thereafter as to 6.25% on each of the first 12 quarterly anniversaries of June 2, 2016 such that the option grant will be fully vested on June 2, 2020. This grant contains a provision whereby Mr. Mueller will be paid, according to a schedule consistent with the vesting schedule of the options, the difference between the share price on April 30, 2015 and the price on the grant date of the related options, which totals $385,191. Pursuant to the terms of his option agreement, Mr. Apolinsky was granted 53,898 options to purchase shares on June 2, 2016, which options vested as to 25% on June 2, 2017 and thereafter as to 6.25% on each of the first 12 quarterly anniversaries of June 2, 2016 such that the option grant will be fully vested on June 2, 2020. This grant contains a provision whereby Mr. Apolinsky will be paid, according to a schedule consistent with the vesting schedule of the options, the difference between the share price on April 30, 2015 and the price on the grant date of the related options, which totals $340,635.

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

Perquisites and Other Personal Benefits

        The Company provides the NEOs with perquisites and other personal benefits that it believes are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. We believe that these benefits enable our executives to focus on our business and enhance their commitment to us. In fiscal 2017, Mr. Mueller was provided perquisites which included (i) use of a Company vehicle, (ii) provision of Netjets service for (x) all business trips and (y) up to 25 hours of personal use per year and a tax gross-up payment for this benefit and (iii) payment for unreimbursed medical expenses in an amount not to exceed $25,000 per year and a tax gross-up payment for this benefit. In fiscal 2017, Mr. Callahan was provided perquisites which included (i) use of a Company vehicle and (ii) provision of Netjets service for (x) all business trips and (y) up to 12 hours of personal use per year and a tax gross-up payment for this benefit. In fiscal 2017, Mr. Goforth was provided use of a Company vehicle. Each of our NEOs received Company matching contributions under the 401(k) Plan. For fiscal 2017, the aggregate value of the perquisites provided to each of Messrs. Adams and Apolinsky was less than $10,000.

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

Internal Revenue Code Section 162(m)

        Section 162(m) of the Code limits the Corporation's deduction for compensation paid to the NEOs (with the exception of the chief financial officer) named in the Summary Compensation Table to $1 million during the tax year, subject to certain permitted exceptions. The Option Plan has been structured so that awards of stock options may be granted in a manner that satisfies the exception under Section 162(m) of the Code for qualified "performance-based compensation," and similarly, the AIP has been structured so that annual performance-based incentive awards made thereunder would also satisfy the exception under Section 162(m). However, although the Compensation Committee will consider the impact of Section 162(m) of the Code in making its compensation decisions, it believes the tax deduction is only one of several relevant considerations in setting compensation. Accordingly, if it is deemed appropriate to provide compensation that does not constitute qualified performance-based compensation, the Compensation Committee may do so and, in such event, certain portions of compensation paid to the NEOs may not be deductible for federal income tax purposes by reason of Section 162(m) of the Code.

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

        The following table sets forth the cash and non-cash compensation paid to our NEOs for the fiscal years ended April 30, 2017, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total(1)
G. Michael Callahan, Jr.,	2017	725,000	—	—	932,350	31,642	1,688,992
President and Chief Executive Officer(2)	2016	699,998	—	—	982,100	32,549	1,714,647
	2015	328,860	—	3,211,479	2,237,804	27,731	5,805,874
H. Douglas Goforth,	2017	386,250	—	—	278,162	16,354	680,766
Chief Financial Officer(3)	2016	374,998	—	—	273,585	12,276	660,859
	2015	265,385	105,625	1,204,287	—	—	1,575,297
Richard K. Mueller,	2017	300,000	200,000	582,663	—	28,849	1,111,512
Chairman(4)(5)	2016	441,546	200,000	—	—	27,933	669,479
	2015	1,000,000	200,000	—	—	20,140	1,220,140
Richard Alan Adams,	2017	360,500	—	—	185,441	12,772	558,713
Senior Vice President of Operations	2016	350,009	—	—	196,420	—	546,429
	2015	237,109	—	1,204,287	648,639	—	2,090,035
Craig D. Apolinsky,	2017	315,042	—	515,265	194,469	14,779	1,039,555
General Counsel and Corporate	2016	182,640	—	—	132,763	—	315,403
Secretary	2015	—	—	—	—	—	—

(1)
The amounts in this column for fiscal 2017 were calculated based on the grant date fair value of our common stock, in accordance with FASB ASC Topic 718. Stock awards generally vest in various increments over multi-year periods. As a result, this grant date fair value may not be indicative of the ultimate value the executive may receive under these grants. Assumptions used to determine the grant date fair value for the options issued in fiscal 2017 to our NEOs were as follows:

a.
Volatility—41.1%

b.
Expected life (years)—6

c.
Risk-free interest rate—1.53%.

(2)
The amount set forth under "All Other Compensation" for fiscal 2017 includes (i) matching contributions made to the GMS 401(k) Plan of approximately $2,242, (ii) the imputed value of Company-provided automobile of approximately $14,722, (iii) costs of approximately $6,157 attributable to personal usage of Company-provided aircraft and (vi) approximately $8,521 for the related gross-up payment. The incremental cost to the Company of personal use of Company-provided aircraft is calculated based on the variable operating costs to the Company. We impose an annual limit of 25 hours on Mr. Callahan's non-business use of Company-provided aircraft.

(3)
The amount set forth under "All Other Compensation" for fiscal 2017 includes (i) matching contributions made to the GMS 401(k) Plan of approximately $5,087 and (ii) the imputed value of Company-provided automobile of approximately $11,267.

(4)
In fiscal 2017, Mr. Mueller was awarded a discretionary bonus of $200,000 in recognition of his services to the Company. The payment was approved by the Compensation Committee.

(5)
The amount set forth under "All Other Compensation" for fiscal 2017 includes (i) matching contributions made to the GMS 401(k) Plan of approximately $2,007, (ii) the imputed value of Company-provided automobile of approximately $2,500, (iii) costs of approximately $937 attributable to personal usage of Company-provided aircraft, (vi) approximately $1,017 for the related gross-up payment and (v) and tax gross-up payments of $22,387 related to unreimbursed medical expenses. The incremental cost to the Company of personal use of Company-provided aircraft is calculated based on the variable operating costs to the Company. We impose an annual limit of 12 hours on Mr. Mueller's non-business use of Company-provided aircraft.

GRANTS OF PLAN-BASED AWARDS

        The table below sets forth information regarding all grants of awards made to the named executive officers during the fiscal year ended April 30, 2017. For further information regarding the terms of certain of these grants, see "Compensation Discussion and Analysis" above.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Securities Underlying Options
						Exercise Price of Option Awards ($/sh)
							Grant Date Fair Value of Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
G. Michael Callahan, Jr.	—	90,625	906,250	1,812,500	—	—	—
H. Douglas Goforth	—	27,038	270,375	540,750	—	—	—
Richard K. Mueller	6/2/2016	—	—	—	67,378	$23.11	582,663
Richard Alan Adams	—	18,025	180,250	360,500	—		—
Craig Apolinsky	6/2/2016	18,903	189,025	378,050	53,898	$23.11	515,265

(1)
These columns, where applicable, show the range of possible payouts which were targeted for fiscal 2017 performance under the AIP as described above under "—Annual Bonuses".

Employment Agreements

        We currently use employment agreements to retain our NEOs. As discussed above, the material terms of the Employment Agreements for our NEOs, other than Messrs. Goforth and Apolinsky, were established at the time of the Acquisition.

President and Chief Executive Officer (G. Michael Callahan, Jr.)

        On April 1, 2014 the Company entered into an employment agreement with Mr. Callahan, which was amended and restated effective as of May 1, 2015 and further amended effective as of May 1, 2016. Pursuant to Mr. Callahan's Employment Agreement, the initial employment term commenced on May 1, 2015 and will expire on March 31, 2017, and will thereafter be subject to automatic one-year extensions unless either the Company or Mr. Callahan provides at least 90 days' written notice to the other of intent not to renew the term. The Employment Agreement provided that Mr. Callahan would receive a base salary of $700,000 per year, subject to increase at the discretion of the Company and that he would be eligible to participate in all benefit programs for which other senior executives of the Company are generally eligible. Mr. Callahan would also be eligible to earn a target annual bonus equal to 125% of his base salary pursuant to the terms of the AIP, subject to satisfaction of performance goals and bonus criteria as determined by the Compensation Committee. In addition, Mr. Callahan would be entitled to (a) the provision of Netjets service for (i) all business trips and (ii) personal travel not to exceed 12 hours per year and (b) use of a Company vehicle. Mr. Callahan's Employment Agreement also provided for severance upon certain terminations of employment, as described below under "—Payments upon Certain Events of Termination or Change in Control."

        For fiscal 2017, Mr. Callahan's base salary was increased from $700,000 to $725,000 as approved by the Compensation Committee.

Chief Financial Officer (H. Douglas Goforth)

        On August 12, 2014 the Company entered into an employment agreement with Mr. Goforth, pursuant to which his initial employment term commenced on August 18, 2014 and will expire on August 18, 2017, and will thereafter be subject to automatic one-year extensions unless either the Company or Mr. Goforth provides at least 90 days' written notice to the other of intent not to renew the term. The CFO Agreement provided that Mr. Goforth would receive an annual base salary of $375,000, subject to increase at the discretion of the Compensation Committee and would be eligible to receive a target annual bonus equal to 65% of his base salary, pursuant to the terms of the AIP, subject to satisfaction of performance goals and bonus criteria as determined by the Compensation Committee. Mr. Goforth's Employment Agreement also provides that Mr. Goforth would be eligible to participate in all benefit programs for which other senior executives of the Company are generally eligible and entitled to use of a Company vehicle. Mr. Goforth's Employment Agreement also provides for severance upon certain terminations of employment, as described below under "—Payments upon Certain Events of Termination or Change in Control."

        For fiscal 2017, Mr. Goforth's base salary was increased from $375,000 to $386,250 and his annual bonus opportunity range was set to 70% – 140% of his base salary, as approved by the Compensation Committee.

Chairman (Richard K. Mueller)

        On April 1, 2014 the Company entered into an Employment Agreement with Mr. Mueller which was amended and restated effective as of May 1, 2015 (the "Chairman Agreement") in connection with his resignation from his position as Chief Executive Officer. Pursuant to the Chairman Agreement, Mr. Mueller's employment term commenced on May 1, 2015 and will expire on May 1, 2018. During the employment term, Mr. Mueller would serve as Chairman and would devote a percentage of his business time and attention to the Company as follows (expressed as a percentage of his business time allocated to the Company on an annual basis during the twelve-month period prior to May 1, 2015): (i) 50% during the first year of the employment term and (ii) 30% during each of the second and third years of the employment term. In addition, Mr. Mueller would be entitled to (a) the provision of Netjets service for (i) all business trips and (ii) personal travel not to exceed 25 hours per year, (b) use of a Company vehicle and (c) a payment for unreimbursed medical expenses incurred by Mr. Mueller or his dependents in the amount not to exceed $25,000 per year. Pursuant to the Chairman Agreement, the Company maintains an office space for Mr. Mueller's business use at a location near the executive's home in Atlanta, Georgia. Pursuant to the Chairman Agreement the executive was granted 60,948 options under the Option Plan on June 2, 2016 (the "Chairman Option Grant"). The Chairman Option Grant will vest as to 25% on the first anniversary of the date of grant and thereafter as to 6.25% on each quarterly anniversary of the date of grant such that the Chairman Option Grant will be fully vested on the fourth anniversary of the date of the grant. In addition, the Chairman Option Grant contains a provision whereby Mr. Mueller will be paid, according to a schedule consistent with the vesting schedule of the Chairman Option Grant, the difference between the share price on April 30, 2015 and the price on the grant date of the related options, which totals $385,191. The Chairman Agreement also provides for severance upon certain terminations of employment, as described below under "—Payments upon Certain Events of Termination or Change in Control."

Senior Vice President of Operations (Richard Alan Adams)

        On April 1, 2014 the Company entered into an employment agreement with Mr. Adams which was amended and restated effective as of May 1, 2015. Pursuant to Mr. Adams' Employment Agreement, the initial employment term commenced on May 1, 2015 and expired on May 1, 2017, but has automatically been extended for a one-year period and thereafter is subject to automatic one-year extensions unless either the Company or Mr. Adams provides at least 90 days' written notice to the other of intent not to renew the term. The Employment Agreement provides that Mr. Adams would receive a base salary of $350,000 per year, subject to increase at the discretion of the Company and will be eligible to participate in all benefit programs for which other senior executives of the Company are generally eligible, including use of a Company vehicle. Mr. Adams would also be eligible to earn a target annual bonus equal to 50% of his base salary with a maximum annual bonus opportunity of up to 100% of his base salary pursuant to the terms of the AIP, subject to satisfaction of performance goals and bonus criteria as determined by the Compensation Committee. Mr. Adams' Employment Agreement also provides for severance upon certain terminations of employment, as described below under "—Payments upon Certain Events of Termination or Change in Control."

        For fiscal 2017, Mr. Adams' base salary was increased from $350,000 to $360,500, as approved by the Compensation Committee.

General Counsel and Corporate Secretary (Craig D. Apolinsky)

        On June 30, 2015 the Company entered into an employment agreement with Mr. Apolinsky, pursuant to which his initial employment term commenced on July 20, 2015 and will expire on July 20, 2018, and will thereafter be subject to automatic one-year extensions unless either the Company or Mr. Apolinsky provides at least 90 days' written notice to the other of intent not to renew the term. The Employment Agreement provides that Mr. Apolinsky will receive an annual base salary of $300,040, subject to increase at the discretion of the Compensation Committee and shall be eligible to receive a target annual bonus equal to 50% of his base salary, pursuant to the terms of the AIP, subject to satisfaction of performance goals and bonus criteria as determined by the Compensation Committee. The Employment Agreement also provides that Mr. Apolinsky is eligible to participate in all benefit programs for which other senior executives of the Company are generally eligible and entitled to use of a Company vehicle. The Employment Agreement also provides for severance upon certain terminations of employment, as described below under "—Payments upon Certain Events of Termination or Change in Control." On June 2, 2016, Mr. Apolinsky was granted 53,898 options under the Option Plan consistent with the terms of the Chairman Option Grant, including the terms of the make-whole payment.

        For fiscal 2017, Mr. Apolinsky's base salary was increased from $300,040 to $315,042, and his annual bonus opportunity range was set to 60% to 120% of his base salary, as approved by the Compensation Committee.

2017 OUTSTANDING EQUITY AWARDS AT YEAR END

        The following table sets forth certain information with respect to outstanding options held by each of our NEOs on April 30, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable		Option Exercise Price ($)	Option Expiration Date
G. Michael Callahan, Jr.	269,519	179,677	(1)	12.31	04/01/24
H. Douglas Goforth	101,067	101,067	(2)	12.31	08/18/24
Richard K. Mueller	—	60,948	(3)	23.11	06/02/26
Richard Alan Adams	202,134	67,378	(1)	12.31	04/01/24
Craig D. Apolinsky	—	53,898	(3)	23.11	06/02/26

(1)
These options will vest with respect to the remaining underlying shares in 4 equal installments on each quarterly anniversary of April 1, 2017, such that the options will be fully vested as of April 1, 2018.

(2)
These options will vest with respect to the remaining underlying shares in 6 equal installments on each quarterly anniversary of February 18, 2017, such that the options will be fully vested as of August 18, 2018.

(3)
One quarter of these options will vest on June 2, 2017, and the remaining options will vest with respect to the remaining underlying shares in 12 equal installments on each quarterly anniversary of June 2, 2017, such that the options will be fully vested as of June 2, 2020.

Option Exercises

        None of our NEOs exercised stock options during the fiscal year ended April 30, 2017.

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

        The following table describes the estimated value of payments that would have been due to the NEOs (other than Mr. Mueller) in the event that their employment was terminated by the Company due to a termination other than for cause, death or disability of the NEO or by the NEO for good reason on April 30, 2017. With respect to Mr. Mueller, the amount included in the table below is the estimated value of the payment that would have been due upon a termination of employment for any reason occurring on April 30, 2017.

Name	Accrued Benefits ($)	Base Salary ($)	Pro Rata Bonus ($)	Medical Coverage ($)	Other	Total ($)
G. Michael Callahan, Jr.	90,625	1,087,500	906,250	20,577	—	2,104,952
H. Douglas Goforth	32,188	386,250	270,375	22,010	—	710,823
Richard K. Mueller	25,000	—	—	50,000	—	75,000
Richard Alan Adams	30,042	360,500	180,250	13,718	—	584,510
Craig D. Apolinsky	26,254	315,042	189,025	—	—	530,321

        Additionally, our NEOs hold options issued pursuant to Option Plan, which options become fully vested and exercisable upon a Change in Control (as defined below). The following table describes the estimated present value of payments for unvested options to purchase shares that would have become vested upon a Change in Control, assuming that such Change in Control occurred on April 30, 2017.

Name	Unvested Stock Options (#)(1)	Outstanding Make-Whole Payments ($)(2)	Total ($)
G. Michael Callahan, Jr.	179,677	—	4,285,296
H. Douglas Goforth	101,067	—	2,410,448
Richard K. Mueller	60,948	385,191	1,180,562
Richard Alan Adams	67,378	—	1,606,965
Craig D. Apolinsky	53,898	340,635	1,044,004

(1)
Represents unvested options as of the fiscal year ended April 30, 2017. Calculations with regard to stock options are based upon the fair market value of the Company's common stock as of April 30, 2017 $36.16, less exercise price.

(2)
Represents the outstanding Make-Whole Payments as of the fiscal year ended April 30, 2017, which payments would become fully vested upon a change of control.

DIRECTOR COMPENSATION

        In fiscal 2017 the Company adopted a director compensation program pursuant to which each non-employee, non-AEA director is paid cash compensation as set forth below, with payments commencing in the third quarter of fiscal 2017. Under the director compensation program, each non-employee, non-AEA director receives an annual retainer of $70,000, paid in amounts of $17,500 per quarter. The chair of the audit committee receives an additional annual retainer of $25,000, paid in amounts of $6,250 per quarter. The chair of the Compensation Committee receives an additional annual retainer of $20,000, paid in amounts of $5,000 per quarter. The chair of the governance committee receives an additional retainer of $15,000, paid in amounts of $3,750 per quarter. In addition, each non-chair independent member of the audit committee receives an additional annual retainer of $12,500 paid in amounts of $3,125 per quarter. In addition, each member of the Compensation Committee received an additional retainer of $10,000, paid in amounts of $2,500 per quarter. For fiscal 2017, annual retainer amounts were prorated for one-half of the year. None of the Company's directors was awarded options in fiscal 2017.

        Shown below is information regarding the director compensation for each member of the Board for fiscal 2017, other than for Messrs. Mueller and Callahan who did not receive director fees in fiscal 2017. These fees represent quarterly payments for the last two quarters of fiscal 2017.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Peter C. Browning	$43,750	—	—	$43,750
Justin de La Chapelle	—	—	—	—
John J. Gavin	47,500	—	—	47,500
Theron I. Gilliam	40,000	—	—	40,000
Brian B. Hoesterey	—	—	—	—
Ronald R. Ross	41,250	—	—	41,250
J. Louis Sharpe	—	—	—	—
J. David Smith	40,000	—	—	40,000

(1)
None of our directors was granted options to purchase the Company's common stock in fiscal 2017. Each of Messrs. Browning, Gavin, Ross and Smith was granted options to purchase 30,474 shares of Company common stock at an exercise price of $12.31 per share on September 17, 2014 and Mr. Gilliam was granted an option to purchase 30,474 shares at an exercise price of $14.77 per share on April 8, 2015. As of April 30,

  2017, 37.5% of the options granted to Messrs. Browning, Gavin, Ross and Smith were unvested and 50% of the options granted to Mr. Gilliam were unvested.

        Messrs. Hoesterey, Smith, Sharpe, Browning and Gilliam Jr., were members of the compensation committee for fiscal 2017, none of whom was an officer or employee of the Company at any time. During fiscal 2017, none of our executive officers served as a member of the board of directors or compensation committee of an entity that has an executive officer serving as a member of the Compensation Committee, and none of our executive officers served as a member of the compensation committee of an entity that has an executive officer serving as a director on the Board.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis. Based on its review and discussion with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for fiscal 2017.

Brian R. Hoesterey
J. David Smith
J. Louis Sharpe
Peter C. Browning
Theron I. Gilliam Jr.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be set forth in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders in the sections titled "Securities Authorized for Issuance under Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management," which information is hereby incorporated herein by reference.

Item 13.    Certain Relationships and Related Party Transactions and Director Independence

        The information required by this Item will be set forth in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders in the sections titled "Board of Directors' Independence" and "Transactions with Related Persons," which information is hereby incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be set forth in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders in the section titled "Independent Registered Public Accounting Firm Fees and Services," which information is hereby incorporated herein by reference.

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

GMS INC.
Date: June 30, 2017	By:	/s/ G. MICHAEL CALLAHAN, JR. G. Michael Callahan, Jr. President, Chief Executive Officer and Director (Principal Executive Officer)

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

Signature	Title	Date

/s/ G. MICHAEL CALLAHAN, JR. G. Michael Callahan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2017
/s/ H. DOUGLAS GOFORTH H. Douglas Goforth	Chief Financial Officer (Principal Financial Officer)	June 30, 2017
/s/ LYNN ROSS Lynn Ross	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	June 30, 2017
/s/ RICHARD K. MUELLER Richard K. Mueller	Chairman of the Board	June 30, 2017
/s/ PETER C. BROWNING Peter C. Browning	Director	June 30, 2017

Signature	Title	Date

/s/ JUSTIN DE LA CHAPELLE Justin de La Chapelle	Director	June 30, 2017
/s/ JOHN J. GAVIN John J. Gavin	Director	June 30, 2017
/s/ THERON I. GILLIAM Theron I. Gilliam	Director	June 30, 2017
/s/ BRIAN R. HOESTEREY Brian R. Hoesterey	Director	June 30, 2017
/s/ RONALD R. ROSS Ronald R. Ross	Director	June 30, 2017
/s/ J. LOUIS SHARPE J. Louis Sharpe	Director	June 30, 2017
/s/ J. DAVID SMITH J. David Smith	Director	June 30, 2017

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

4.1	Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

10.1	Stock Purchase Agreement, by and among GYP Holdings III Corp., Gypsum Management and Supply, Inc. and each of the persons set forth on Schedule A attached thereto as sellers, dated February 11, 2014 (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.2	Management Agreement, by and among the Company, GYP Holdings III Corp. and AEA Investors LP, dated April 1, 2014 (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to GMS Inc.'s Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

10.3	Registration Rights Agreement, by and among the Company, certain affiliates of AEA Investors LP and certain investors identified on the signature page thereto, dated April 1, 2014 (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.3.1	Amendment No. 1 to Registration Rights Agreement, by the Company and AEA GMS Holdings LP, dated July 11, 2016 (incorporated by reference to Exhibit 10.3.1 to the Registrant's Annual Report on Form 10-K filed July 12, 2016 (File No. 001-37784)).

10.3.2	Amendment No. 2 to Registration Rights Agreement, by and between the Company and AEA GMS Holdings LP, dated May 5, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 8, 2017 (File No. 001-37784)).

10.4	Stockholders' Agreement, by and among the Company, certain affiliates of AEA Investors LP and certain investors identified on the signature page thereto, dated April 1, 2014 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.5	ABL Credit Agreement, among GYP Holdings III Corp., the entities listed on Schedule I thereto, GYP Holdings II Corp., Wells Fargo Bank, N.A., the other lenders party thereto, Royal Bank of Canada, Credit Suisse Securities (USA) LLC, UBS Securities LLC, SunTrust Bank and RBC Capital Markets, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.5.1	First Amendment to ABL Credit Agreement, among GYP Holdings III Corp., the entities listed on Schedule 1 thereto, the entities listed on Schedule 2 thereto, GYP Holdings II Corp., the incremental revolving credit lenders party thereto and Wells Fargo Bank, N.A., dated February 17, 2016 (incorporated by reference to Exhibit 10.5.1 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on April 7, 2016 (File No. 333-205902)).

Exhibit No.		Exhibit Description
10.5.2		Second Amendment to ABL Credit Agreement, among GYP Holdings III Corp., the entities listed on Schedule 1 thereto, the entities listed on Schedule 2 thereto, GYP Holdings II Corp., the incremental revolving credit lenders party thereto and Wells Fargo Bank, N.A., dated November 18, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2016 (File No. 001-37784)).

10.6		First Lien Credit Agreement, among GYP Holdings III Corp., the entities listed on Schedule I thereto, GYP Holdings II Corp., Wells Fargo Bank, N.A., the other lenders party thereto, Royal Bank of Canada, Credit Suisse Securities (USA) LLC, UBS Securities LLC, SunTrust Bank and RBC Capital Markets, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.6.1		Incremental First Lien Term Commitments Amendment to First Lien Credit Agreement, among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the financial institutions from time to time party thereto, and Credit Suisse AG, as administrative and collateral agent, dated September 27, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 29, 2016 (File No. 001-37784)).

10.6.2		Second Amendment to First Lien Credit Agreement, dated as of June 7, 2017, among GYP Holdings III Corp., GYP Holdings II Corp., the other guarantors party thereto, and Credit Suisse AG, as administrative agent and as 2017 Incremental First Lien Lender (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 9, 2017 (File No. 001-37784)).

10.7		Second Lien Credit Agreement, among GYP Holdings III Corp., the entities listed on Schedule I thereto, GYP Holdings II Corp., Wells Fargo Bank, N.A., the other lenders party thereto, Royal Bank of Canada, Credit Suisse Securities (USA) LLC, UBS Securities LLC, SunTrust Bank and RBC Capital Markets, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.8		ABL/Term Intercreditor Agreement, among GYP Holdings III Corp., GYP Holdings II Corp., the other Grantors party thereto, Wells Fargo Bank, N.A., Credit Suisse AG and each additional Representative from time to time party thereto, dated April 1, 2014 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.9		First Lien/Second Lien Intercreditor Agreement, among GYP Holdings III Corp., GYP Holdings II Corp., the other Grantors party thereto, Credit Suisse AG and each additional Representative from time to time party thereto, dated April 1, 2014 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.10	†	Amended and Restated Employment Agreement, by and between G. Michael Callahan, Jr. and the Company, dated August 28, 2015 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.10.1	†	Amendment to Amended and Restated Employment Agreement, by and between G. Michael Callahan, Jr. and the Company, dated May 12, 2016 (incorporated by reference to Exhibit 10.10.1 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

Exhibit No.		Exhibit Description
10.11	†	Amended and Restated Employment Agreement, by and between Richard Alan Adams and the Company, dated August 31, 2015 (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.12	†	Amended and Restated Employment Agreement, by and between Richard K. Mueller and the Company, dated June 30, 2015 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.13	†	Employment Agreement, by and between H. Douglas Goforth and the Company, dated August 12, 2014 (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.14	†	Employment Agreement, by and between Stephen K. Barker and the Company, dated April 1, 2014 (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.15	†	Separation Agreement, by and between Stephen K. Barker and the Company, dated May 11, 2014 (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.16	†	Option Exercise and Stock Purchase Agreement, by and between Stephen K. Barker and the Company, dated June 1, 2015 (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.17	†	2014 GMS Inc. Stock Option Plan, effective April 1, 2014 (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.18	†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.19	†	GMS Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.20	†	Employment Agreement, by and between Craig Apolinsky and the Company, dated June 30, 2015 (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

10.21	†	Letter from the Company to Craig Apolinsky regarding option grant, dated May 23, 2016 (incorporated by reference to Exhibit 10.21 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 filed on May 23, 2016 (File No. 333-205902)).

10.22		Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.22 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1 filed on May 23, 2016 (File No. 333-205902)).

21.1		List of subsidiaries of GMS Inc. (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on May 26, 2017 (File No. 333-217758)).

23.1	*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	*	Power of Attorney (included on signature page hereto).

Exhibit No.		Exhibit Description

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	*	XBRL Instance Document.

101 SCH	*	XBRL Taxonomy Extension Schema Document.

101 CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

†
Indicates a management contract or compensatory plan or arrangement.

*
Filed herewith.