Form 10-Q
period 2017-07-31
GMS Inc.
filed 2017-09-06
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 40,970,905 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of September 6, 2017

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

We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include:

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
•

other risks and uncertainties, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017 filed with the SEC.

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

PART I – Financial Information

Item 1.  Financial Statements (Unaudited)

GMS Inc.

Condensed Consolidated Balance Sheets (Unaudited)

July 31, 2017 and April 30, 2017

(in thousands of dollars, except share data)

	July 31,	April 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$19,736	$14,561
Trade accounts and notes receivable, net of allowances of $10,957 and $9,851, respectively	341,302	328,988
Inventories, net	203,181	200,234
Prepaid expenses and other current assets	15,014	11,403
Total current assets	579,233	555,186
Property and equipment, net of accumulated depreciation of $74,268 and $71,409, respectively	156,993	154,465
Goodwill	423,773	423,644
Intangible assets, net	241,938	252,293
Other assets	7,458	7,677
Total assets	$1,409,395	$1,393,265
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$112,329	$102,688
Accrued compensation and employee benefits	30,823	58,393
Other accrued expenses and current liabilities	50,797	37,891
Current portion of long-term debt	12,936	11,530
Total current liabilities	206,885	210,502
Non-current liabilities:
Long-term debt, less current portion	589,921	583,390
Deferred income taxes, net	24,084	26,820
Other liabilities	36,417	35,371
Liabilities to noncontrolling interest holders, less current portion	21,560	22,576
Total liabilities	878,867	878,659
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share, authorized 500,000,000 shares; 40,970,905 shares issued at July 31, 2017 and April 30, 2017	410	410
Preferred stock, par value $0.01 per share, authorized 50,000,000 shares; 0 shares issued at July 31, 2017 and April 30, 2017	—	—
Additional paid-in capital	488,884	488,459
Retained earnings	41,965	26,621
Accumulated other comprehensive loss	(731)	(884)
Total stockholders’ equity	530,528	514,606
Total liabilities and stockholders’ equity	$1,409,395	$1,393,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

Three Months Ended July 31, 2017 and 2016

(in thousands of dollars, except for share and per share data)

	Three Months Ended
	July 31,
	2017	2016
Net sales	$642,157	$549,800
Cost of sales (exclusive of depreciation and amortization shown separately below)	437,053	371,215
Gross profit	205,104	178,585
Operating expenses:
Selling, general and administrative	156,072	135,058
Depreciation and amortization	16,345	15,795
Total operating expenses	172,417	150,853
Operating income	32,687	27,732
Other (expense) income:
Interest expense	(7,500)	(7,577)
Write-off of debt discount and deferred financing fees	(74)	(5,426)
Other income, net	290	593
Total other (expense), net	(7,284)	(12,410)
Income before taxes	25,403	15,322
Provision for income taxes	10,060	6,159
Net income	$15,343	$9,163
Weighted average shares outstanding:
Basic	40,970,905	38,200,597
Diluted	42,127,771	38,602,378
Net income per share:
Basic	$0.37	$0.24
Diluted	$0.36	$0.24
Comprehensive income
Net income	$15,343	$9,163
Increase (decrease) in fair value of financial instrument, net of tax	153	(88)
Comprehensive income	$15,496	$9,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended July 31, 2017 and 2016

(in thousands of dollars)

	Three Months Ended
	July 31,
	2017	2016
Cash flows from operating activities:
Net income	$15,343	$9,163
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	5,990	6,382
Write-off, accretion and amortization of debt discount and deferred financing fees	734	6,129
Amortization of intangible assets	10,355	9,413
Provision for losses on accounts and notes receivable	849	(75)
Provision for obsolescence of inventory	371	23
Equity-based compensation	1,178	627
(Gain) on sale or impairment of assets	(390)	(199)
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(12,913)	(19,360)
Inventories	(3,318)	(17,101)
Accounts payable	9,506	1,672
Deferred income taxes	(2,712)	(3,222)
Prepaid expenses and other assets	(3,482)	(3,058)
Accrued compensation and employee benefits	(28,080)	(24,947)
Accrued expenses and liabilities	1,020	852
Liabilities to noncontrolling interest holders	386	246
Income tax receivable / payable	11,016	2,835
Cash provided by (used in) operating activities	5,853	(30,620)
Cash flows from investing activities:
Purchases of property and equipment	(5,511)	(2,607)
Proceeds from sale of assets	1,424	841
Acquisition of businesses, net of cash acquired	(3,124)	(26,582)
Cash used in investing activities	(7,211)	(28,348)
Cash flows from financing activities:
Repayments on the revolving credit facility	(257,382)	(225,702)
Borrowings from the revolving credit facility	167,429	280,397
Payments of principal on long-term debt	(1,444)	(975)
Principal repayments of capital lease obligations	(1,434)	(1,213)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	—	157,217
Repayment of term loan	—	(160,000)
Proceeds from term loan amendment	577,616	—
Repayment of term loan amendment	(477,616)	—
Debt issuance costs	(636)	—
Cash provided by financing activities	6,533	49,724
Increase (decrease) in cash and cash equivalents	5,175	(9,244)
Balance, beginning of period	14,561	19,072
Balance, end of period	$19,736	$9,828
Supplemental cash flow disclosures:
Cash paid for income taxes	$1,787	$6,540
Cash paid for interest	6,792	6,613
Supplemental schedule of noncash activities:
Assets acquired under capital lease	$2,957	$3,824
Change in fair value of derivative instrument	(66)	(205)
Increase in insurance claims payable and insurance recoverable	1,590	161

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

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission that permit reduced disclosure for interim periods. The condensed consolidated balance sheet as of April 30, 2017 was derived from audited financial statements, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the results of operations, financial position, and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of the Company’s significant accounting policies and other information, you should read these unaudited condensed consolidated financial statements in conjunction with our annual audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, which include all disclosures required by GAAP.

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

Revision of Financial Statements

During the preparation of the Annual Report on Form 10-K for the year ended April 30, 2017, the Company determined that cash flows related to payments of working capital settlements were inappropriately classified as financing activities in the Consolidated Statements of Cash Flows for the fiscal year ended April 30, 2016 and the quarters ended July 31, 2016, October 31, 2016, and January 31, 2017. This resulted in understatements of "Cash used in investing activities" (specifically the line item "Acquisitions of businesses, net of cash acquired") and "Cash provided by financing activities" (specifically the line item "Cash paid for contingent consideration") of $6,598 in the Consolidated Statements of Cash Flows for the fiscal year ended April 30, 2016. The Company assessed the materiality of the misstatement in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and concluded that this misstatement was not material to the Company's previously issued financial statements and that amendments of previously filed reports were therefore not required. However, the Company has elected to revise the previously reported quarterly amount in the Condensed Consolidated Statements of Cash Flows in this Form 10-Q filing. Disclosure of the revised amounts for the quarters ended October 31, 2016 and January 31, 2017 will also be reflected in future filings containing such interim periods.

The effect of this revision on the line items within the Company's Condensed Consolidated Statement of Cash Flows for the quarter ended July 31, 2016 was as follows:

	Three Months Ended July 31, 2016
	As previously
	reported	Adjustment	As revised
Cash flows from investing activities:
Acquisition of business, net of cash acquired	$(23,278)	$(3,304)	$(26,582)
Cash used in investing activities	$(25,044)	$(3,304)	$(28,348)
Cash flows from financing activities:
Cash paid for contingent consideration	$(3,304)	$3,304	$—
Cash flows from financing activities	$46,420	$3,304	$49,724

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

At July 31, 2017 and April 30, 2017, the aggregate liabilities for medical self‑insurance were $4,295 and $3,429, respectively, and are recorded in “Other accrued expenses and current liabilities” within the Condensed Consolidated Balance Sheets. At July 31, 2017 and April 30, 2017, reserves for general liability, automobile and workers’ compensation totaled approximately $17,207 and $15,934, respectively, and are recorded in “Other accrued expenses and current liabilities” and “Other liabilities” in the Condensed Consolidated Balance Sheets. At July 31, 2017 and April 30, 2017, amounts recoverable for medical self-insurance, general liability, automobile and workers’ compensation totaled approximately $8,298 and $6,708, respectively, and are recorded in “Prepaid expenses and other current assets” and “Other assets” in the Condensed Consolidated Balance Sheets.

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

As discussed in Note 7, we have recorded stock appreciation rights, deferred compensation and redeemable noncontrolling interests at their expected fair values. The determination of these fair values is based on Level 3 inputs. These inputs include a volatility rate based on comparable entities, a discount rate, and the expected time to redemption of the liabilities, historical values of the book equity of certain subsidiaries, and market information for comparable entities. The use of these inputs to derive the fair value of the liabilities at a point in time can result in volatility to the financial statements to our current and projected financial results.

Stock Appreciation Rights, Deferred Compensation and Liabilities to Noncontrolling Interest Holders

Certain subsidiaries have equity based compensation agreements with the subsidiary’s employees and minority shareholders. These agreements are stock appreciation rights, deferred compensation agreements, and liabilities to noncontrolling interest holders. Since these agreements are typically settled in cash or notes, and do not meet the criteria established by ASC 718, “Compensation—Stock Compensation” to be accounted for in “Stockholders’ equity”, they are accounted for as liability awards. See Note 7.

Treasury Stock

We did not have any treasury stock activity for the quarters ended July 31, 2017 or 2016.

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

Stock Compensation —  Effective May 1, 2017, we adopted Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting.  The provisions of this update simplify many key aspects of the accounting for and cash flow presentation of employee share-based compensation transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements. In accordance with the new guidance, on a prospective basis, we will record all excess tax benefits or tax deficiencies as a component of our Provision for income taxes on our Consolidated Statements of Operations and Comprehensive Income.  Additionally, on a prospective basis, we will present excess tax benefits or deficiencies as operating cash flows versus reclassifying the amount out of operating cash flows and presenting it in financing activities on the Condensed Consolidated Statements of Cash Flows.

Additional amendments from this guidance related to forfeitures and minimum statutory withholding tax requirements had no impact to our financial position, results of operations or cash flows. As permitted, we continue to estimate forfeitures to determine the amount of compensation cost to be recognized each period rather than electing to account for forfeitures as they occur, and we continue to present the value of shares withheld for minimum statutory tax withholding requirements on the Condensed Consolidated Statements of Cash Flows as a financing activity. Another impact of the adoption is that the calculation of the effect of dilutive securities now excludes any derived excess tax benefits or deficiencies from assumed future proceeds.

Inventory — In July 2015, the FASB issued ASU No. 2015-11, “Inventory, Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amended guidance requires that inventory be measured at the lower of cost and net realizable value. The amended guidance is limited to inventory measured using the first-in, first-out (“FIFO”) or average cost methods and excludes inventory measured using last-in, first-out (“LIFO”) or retail inventory methods. ASU 2015-11 is effective for fiscal years, and interim periods, beginning after December 15, 2016. The Company adopted this guidance on May 1, 2017 (the first day of fiscal 2018) with no material impact on the Company’s financial position, results of operations or cash flows.

2. Business Acquisitions

The Company operates in a highly fragmented industry. A key component of the Company’s strategy is growth through acquisition that expands its geographic coverage, provides complementary lines of business and increases its market share.

The Company has accounted for all business combinations using the purchase method, in accordance with ASC 805, to record a new cost basis for the assets acquired and liabilities assumed. The Company recorded, based on preliminary purchase price allocations, intangible assets representing client relationships, tradenames, and excess of purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed as “Goodwill” in the accompanying Condensed Consolidated Financial Statements. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is all attributable to our one operating reportable segment. The results of operations of these acquisitions are reflected in the Condensed Consolidated Financial Statements of the Company from the date of acquisition.

(a)	Fiscal 2018 Acquisitions

In the three months ended July 31, 2017, the Company did not complete an acquisition. Subsequent to the end of the quarter, on August 1, 2017, the Company acquired ASI Building Products, LLC (“ASI”) for a total purchase price of approximately $16,500. ASI is a distributor of ceilings and other building products with three locations in Michigan.

(b)	Fiscal 2017 Acquisitions

In fiscal 2017, the Company completed the following acquisitions, with an estimated aggregate purchase price of $154,043, comprised of $149,771 of cash consideration and $4,272 of consideration related to working capital settlements and contingent consideration. The pro forma impact of these acquisitions is not presented as it is not considered material to our Condensed Financial Statements.

Company name	Form of acquisition	Date of acquisition
Wall & Ceiling Supply Co., Inc.	Purchase of net assets	May 2, 2016
Rockwise, LLC	Purchase of net assets	July 5, 2016
Steven F. Kempf Building Materials, Inc.	Purchase of net assets	August 29, 2016
Olympia Building Supplies, LLC/Redmill, Inc.	Purchase of 100% of outstanding common stock	September 1, 2016
United Building Materials, Inc.	Purchase of net assets	October 3, 2016
Ryan Building Materials, Inc.	Purchase of net assets	October 31, 2016
Interior Products Supply	Purchase of net assets	December 5, 2016
Hawaii-based distribution business of Grabber Construction Products	Purchase of net assets	February 1, 2017

The preliminary allocation of purchase consideration for these acquisitions is summarized as follows:

	Preliminary		Preliminary
	purchase price		purchase price
	allocation	Adjustments/	allocation
	April 30, 2017	Reclassifications	July 31, 2017
Cash and cash equivalents	$1,558	$—	$1,558
Trade accounts and notes receivable	37,691	238	37,929
Inventories	16,504	—	16,504
Property and equipment	8,357	—	8,357
Other assets	657	—	657
Tradenames	9,490	—	9,490
Customer relationships	64,660	—	64,660
Goodwill	37,728	129	37,857
Deferred tax liability	(6,011)	—	(6,011)
Liabilities assumed	(16,958)	—	(16,958)
Purchase price	$153,676	$367	$154,043

During the first three months of fiscal 2018, the Company recorded adjustments to working capital resulting in an increase in total consideration paid of $367. As of July 31, 2017 goodwill of $25,639 and other intangible assets of $53,550 are expected to be deductible for U.S. federal income tax purposes. Also as of July 31, 2017, goodwill of $12,218 and other intangible assets of $20,600 are expected to be nondeductible for U.S. federal income tax purposes. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize the fair values of acquisitions for which final working capital settlements have not been determined. The additional information necessary is that which will result from these settlements; such changes are not expected to be significant. The Company expects to complete the purchase price allocation for these acquisitions as soon as practicable but no later than one year from the applicable acquisition date.

3. Goodwill and Intangible Assets

The following table represents the activity of “Goodwill” from May 1, 2017 to July 31, 2017:

Carrying
Amount
Balance at May 1, 2017	$423,644
Working capital adjustments	129
Balance at July 31, 2017	$423,773

The Company’s definite lived intangible assets as of July 31, 2017 and April 30, 2017 consist of the following:

	Estimated	Weighted	July 31, 2017
	useful	average	Gross		Net
	lives	amortization	carrying	Accumulated	carrying
	(years)	period	amount	amortization	value
Amortizable intangible assets:
Customer relationships	5 - 13	10.9	$273,196	$121,011	$152,185
Definite lived tradenames	5 - 20	18.3	25,250	2,097	23,153
Vendor agreement	8	—	5,644	2,352	3,292
Leasehold interests	7 - 13	8.2	2,516	576	1,940
Totals			$306,606	$126,036	$180,570

	Estimated	Weighted	April 30, 2017
	useful	average	Gross		Net
	lives	amortization	carrying	Accumulated	carrying
	(years)	period	amount	amortization	value
Amortizable intangible assets:
Customer relationships	5 - 13	10.9	$273,196	$111,291	$161,905
Definite lived tradenames	5 - 20	18.3	25,250	1,718	23,532
Vendor agreement	8	—	5,644	2,176	3,468
Leasehold interests	7 - 13	8.2	2,516	496	2,020
Totals			$306,606	$115,681	$190,925

The Company’s indefinite lived intangible assets consist of tradenames which have a carrying amount of $61,368 as of July 31, 2017 and April 30, 2017.

Amortization expense related to intangible assets was $10,355 and $9,413 for the three months ended July 31, 2017 and 2016, respectively. Amortization expense is recorded in “Depreciation and amortization” expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

4. Long‑Term Debt

Long‑term debt at July 31, 2017 and April 30, 2017 consists of the following:

	July 31,	April 30,
	2017	2017
First Lien Term Loan due 2023 (1) (2)	$566,037	$470,245
ABL Facility	13,399	103,353
Capital lease obligations, at an annual rate of 5.50%, due in monthly installments through July 2023	17,134	15,611
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through September 2023 (3)	6,287	5,711
	602,857	594,920
Less: Current portion	12,936	11,530
Total long-term debt	$589,921	$583,390

(1)	Net of unamortized discount of $2,976 and $1,658 as of July 31, 2017 and April 30, 2017, respectively.
(2)	Net of deferred financing costs of $7,159 and $5,712 as of July 31, 2017 and April 30, 2017, respectively.
(3)	Net of unamortized discount of $725 and $751 as of July 31, 2017 and April 30, 2017, respectively.

Acquisition Debt

On April 1, 2014, the Company's wholly-owned subsidiaries, GYP Holdings II Corp., as parent guarantor (in such capacity, "Holdings"), and GYP Holdings III Corp., as borrower (in such capacity, the "Borrower" and, together with Holdings and the Subsidiary Guarantors (as defined therein), the "Loan Parties"), entered into a senior secured first lien term loan facility (the "First Lien Facility") and a senior secured second lien term loan facility (the "Second Lien Facility" and, together with the First Lien Facility, the "Term Loan Facilities") in the aggregate amount of $550,000 to acquire Gypsum Management and Supply, Inc.

The Term Loan Facilities originally consisted of a First Lien Term Loan and a Second Lien Term Loan (respectively, the "First Term Loan" and "Second Term Loan"). The First Term Loan was issued in an original aggregate principal amount of $388,050 (net of $1,950 of original issue discount). The Second Term Loan was issued in an original aggregate principal amount of $158,400 (net of $1,600 of original issue discount) and is no longer outstanding.

On June 1, 2016, the Company used the IPO proceeds together with cash on hand to repay the $160,000 principal amount of our term loan debt outstanding under our Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility. In addition, the Company recorded a write-off of debt discount and deferred financing fees of $5,426 to “Write-off of discount and deferred financing fees” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

On September 27, 2016, the Company entered into an Incremental First Lien Term Commitments Amendment (the "First Amendment"), among the Borrower, Holdings, the other Loan Parties party thereto, Credit Suisse AG, as administrative agent and as new incremental first lien lender, which amended the First Lien Credit Agreement, dated April 1, 2014 (the “First Lien Credit Agreement”), among the Borrower, Holdings, the financial institutions from time to time party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent. The First Amendment amended the First Lien Credit Agreement to, among other things, provide for a new first lien term loan facility of approximately $481,225 with an interest at floating rate based on LIBOR, with a 1.00% floor, plus 3.50%, representing a twenty-five basis point improvement compared to the interest rate of the existing First Lien Facility immediately prior to giving effect to the First Amendment. Net proceeds from the new First Lien Facility were used to repay the Company’s existing First Lien Facility of $381,225 and a portion of the loans under the ABL Facility as well as to pay related expenses. The Company recorded a write-off of debt discount and deferred financing fees of $1,466 to “Write-off of discount and deferred financing fees” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

On June 7, 2017, the Company entered into the Second Amendment to First Lien Credit Agreement (the “Second Amendment”), among the Borrower, Holdings, the other Loan Parties party thereto, Credit Suisse AG, as administrative agent and as 2017 incremental first lien lender, which amended the First Lien Credit Agreement (as amended by the First Amendment and as supplemented from time to time). The Second Amendment provides for a new first lien term loan facility under the First Lien Credit Agreement in the aggregate principal amount of approximately $577,616 due on April 1, 2023 that bears interest at a floating rate based on LIBOR, with a 1.00% floor, plus 3.00%, representing a fifty basis point improvement compared to the interest rate of the existing First Lien Facility immediately prior to giving effect to the Second Amendment. Net proceeds were used to repay the existing First Lien Loan outstanding balance of approximately $477,616 and approximately $94,000 of loans under its asset based revolving credit facility, or the ABL Facility, as well as to pay related expenses.

Asset Based Lending Facility

The Asset Based Lending Credit Facility (the "ABL Facility"), entered into on April 1, 2014, originally provided for revolving loans and the issuance of letters of credit up to an initial maximum aggregate principal amount of $200,000 (subject to availability under a borrowing base). GYP Holdings III Corp. is the lead borrower (in such capacity, the "Lead Borrower"). Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.

On February 17, 2016, the Company amended the ABL Facility to exercise the $100,000 accordion feature of the ABL Facility which increased the aggregate revolving commitments from $200,000 to $300,000, and increased the sublimit for same day swing line borrowings from $20,000 to $30,000. The other terms of the ABL Facility remained unchanged.

On November 18, 2016, the Company entered into the Second Amendment to the ABL Credit Agreement. The Second Amendment amended the ABL Credit Agreement to, among other things, provide for an increase in the revolving credit commitments thereunder to $345,000 (including an increase in the swing line limit to $34,500), an extension of the maturity date to November 18, 2021, and a 0.25% decrease in the interest rate margin at each pricing level for LIBOR loans thereunder.

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

The Company had valuation allowances of $297 against its deferred tax assets related to certain tax jurisdictions as of July 31, 2017 and April 30, 2017. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.

The effective income tax rate on continuing operations for the three months ended July 31, 2017 was 39.6% compared to an effective income tax rate of 40.2% for the three months ended July 31, 2016. The decrease in the effective income tax rate is primarily due to the decreased impact of permanent differences and a decrease in the blended state tax rate.

The Company had no material uncertain tax positions as of July 31, 2017 and April 30, 2017.

6. Equity‑Based Compensation

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

Stock Option Awards

We utilize the Black‑Scholes option‑pricing model to estimate the grant‑date fair value of all stock options. The Black‑Scholes option‑pricing model requires the use of weighted average assumptions for estimated expected volatility, estimated expected term of stock options, risk‑free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Prior to our IPO discussed in Note 1, “—Initial and Secondary Public Offerings,” we did not have sufficient history to estimate the expected volatility of our common stock price, therefore expected volatility has been based on the average volatility of peer public entities that are similar in size and industry. We estimate the expected term of all stock options based on previous history of exercises. The risk‑free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield is 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the trading day immediately preceding the date of the grant. We estimate forfeitures based on our historical analysis of actual stock option forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually

The Company did not issue any stock option awards during the three months ended July 31, 2017.

A summary of stock option activity for the three months ended July 31, 2017 follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic
	options	price	life (years)	value
Outstanding at May 1, 2017	2,087,645	$13.49	7.23	$47,336
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Outstanding at July 31, 2017	2,087,645	$13.49	6.97	$34,518
Exercisable at July 31, 2017	1,400,875	$12.79	6.83	$24,135
Expected to vest after July 31, 2017	686,770	$14.90	7.27	$10,383

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. Options expected to vest are unvested shares net of expected forfeitures.

7. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

Certain subsidiaries have equity based compensation arrangements with certain of the subsidiary’s employees and minority shareholders. These arrangements are stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders. Since these arrangements are typically settled in cash or notes, and do not meet the criteria established by ASC 718 to be accounted for in “Stockholders’ equity”, they are accounted for as liability awards. These liability awards are reflected at their fair values as of July 31, 2017 and April 30, 2017.

Stock appreciation rights—Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over four years, upon a triggering event. Vesting periods vary by grant date but all remaining unvested awards will vest by the end of the second quarter in fiscal 2018. Current liabilities related to these plans of $529 and $878 were included in “Accrued compensation and employee benefits” at July 31, 2017 and April 30, 2017, respectively. Long‑term liabilities related to these plans of $20,723 and $19,784 were recorded as components of “Other liabilities” at July 31, 2017 and April 30, 2017, respectively. Below is a summary of changes to the liability:

Stock appreciation rights as of May 1, 2017 (fair value)	$20,662
Amounts redeemed	—
Change in fair value	590
Stock appreciation rights as of July 31, 2017 (fair value)	$21,252

Deferred compensation—Certain shareholders of the Company’s subsidiaries have entered into other deferred compensation agreements that granted the shareholders a payment based on a percentage in excess of book value, adjusted for certain provisions, upon an occurrence as defined in the related agreements, which are called “Buy Sell” agreements. Current liabilities related to these plans of $344 and $480 were included in “Accrued compensation and employee benefits” at July 31, 2017 and April 30, 2017, respectively The long-term liabilities related to these plans of $3,522 and $3,450 were included in “Other liabilities” at July 31, 2017 and April 30, 2017, respectively. These instruments are redeemed in cash or installment notes, generally paid in annual installments generally over the five years following termination of employment. Below is a summary of changes to the liability:

Deferred compensation as of May 1, 2017 (fair value)	$3,750
Amounts redeemed	—
Change in fair value	116
Deferred compensation as of July 31, 2017 (fair value)	$3,866

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

Liabilities related to these agreements are classified as share based liability awards and are measured at fair value under ASC 718. As of July 31, 2017 and April 30, 2017, the total fair value of these liabilities was $24,059 and $24,309, respectively. Amounts expected to be paid in the next year as of July 31, 2017 and April 30, 2017 are included in “Accrued compensation and employee benefits” in the amounts of $2,498 and $1,733, respectively. As of July 31, 2017 and April 30, 2017, long-term liabilities related to this plan of $21,560 and $22,576, respectively, were included in “Liabilities to noncontrolling interest holders, less current portion.” Below is a summary of changes to the liability:

Non-controlling interests as of May 1, 2017 (fair value)	$24,309
Amounts redeemed	(1,000)
Change in fair value	750
Non-controlling interests as of July 31, 2017 (fair value)	$24,059

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

8. Transactions With Related Parties

The Company leases office and warehouse facilities from partnerships or entities owned by certain stockholders of GMS Inc. and its subsidiaries that meet the SEC definition of related parties. At July 31, 2017, these leases had expiration dates through fiscal 2021. Rent expense related to these leases included in the accompanying Condensed Consolidated Financial Statements approximated $195 for the three months ended July 31, 2017 and 2016. Rent expense related to these leases is recorded in “Selling, general and administrative” expenses.

The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. Certain stockholders of the Company are stockholders of SWP, which was spun‑off from Gypsum Management and Supply, Inc. on August 31, 2012. The Company purchased inventory from SWP for distribution in the amount of $3,481 and $3,165 in the three months ended July 31, 2017 and 2016, respectively. Amounts due to SWP for purchases of inventory for distribution as of July 31, 2017 and April 30, 2017 were  $1,135 and $1,091, respectively, and are included in “Accounts payable”.

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

9. Commitments and Contingencies

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

10. Segments

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

Based on the provisions of ASC 280, the Company has determined that it has six operating segments based on the Company’s six geographic divisions, which are Central, Midwest, Northeast, Southern, Southeast, and Western. On May 1, 2017 the Company combined the Southern and Southwest into the Southern reporting unit, which resulted in a reduction (from seven to six) in the number of operating segments. Due to similarities between the geographic operating segments, we have aggregated them into one reportable segment in accordance with ASC 280. The accounting policies of the operating segments are the same as those described in the summary of significant policies. In addition to our reportable segment, the Company’s consolidated results include both corporate activities and certain other activities. Corporate includes our corporate office building and support services provided to the subsidiaries. Other includes Tool Source Warehouse, Inc., which functions primarily as an internal distributor of tools. Net sales, Adjusted EBITDA and certain other measures for the reportable segment and total continuing operations for the periods indicated are as follows:

	Three Months Ended July 31, 2017
			Depreciation &	Adjusted
	Net sales	Gross profit	amortization	EBITDA
Geographic divisions	$636,367	$203,024	$16,026	$52,227
Other	5,790	2,080	64	525
Corporate	—	—	255	—
	$642,157	$205,104	$16,345	$52,752

	Three Months Ended July 31, 2016
			Depreciation &	Adjusted
	Net sales	Gross profit	amortization	EBITDA
Geographic divisions	$545,005	$176,840	$15,507	$45,608
Other	4,795	1,745	80	333
Corporate	—	—	208	—
	$549,800	$178,585	$15,795	$45,941

The following is a reconciliation of our Adjusted EBITDA to “Net income” for the three months ended July 31, 2017 and 2016:

	Three Months Ended
	July 31,
	2017	2016
Adjusted EBITDA	$52,752	$45,941
Interest expense	(7,500)	(7,577)
Write-off of debt discount and deferred financing fees	(74)	(5,426)
Interest income	23	43
Income tax expense	(10,060)	(6,159)
Depreciation expense	(5,990)	(6,382)
Amortization expense	(10,355)	(9,413)
Stock appreciation (expense) or income(a)	(590)	92
Redeemable noncontrolling interests(b)	(866)	(292)
Equity-based compensation(c)	(473)	(673)
Severance and other permitted costs(d)	(205)	(140)
Transaction costs (acquisitions and other)(e)	(159)	(654)
Gain on sale of assets	390	198
Management fee to related party(f)	—	(188)
Effects of fair value adjustments to inventory(g)	—	(164)
Interest rate cap mark-to-market(h)	(196)	(43)
Secondary public offering costs(i)	(631)	—
Debt transaction costs(j)	(723)	—
Net income	$15,343	$9,163

(a)

Represents non‑cash income or expenses related to stock appreciation rights agreements. For additional details regarding stock appreciation rights, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Subsidiary Equity‑Based Deferred Compensation Arrangements” included in our Annual Report on Form 10-K for the year ended April 30, 2017.

(b)

Represents non‑cash compensation expense related to changes in the redemption values of noncontrolling interests. For additional details regarding redeemable noncontrolling interests of our subsidiaries, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Subsidiary Equity‑Based Deferred Compensation Arrangements” included in our Annual Report on Form 10-K for the year ended April 30, 2017.

(c)	Represents non‑cash equity‑based compensation expense related to the issuance of stock options.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents one‑time costs related to our IPO and acquisitions (other than the Acquisition) paid to third party advisors.
(f)	Represents management fees paid by us to AEA. Following our IPO, AEA no longer receives management fees from us.
(g)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents the mark‑to‑market adjustments for the interest rate cap.
(i)	Represents one-time costs related to our secondary offering paid to third party advisors.
(j)	Represents expenses paid to third party advisors related to debt refinancing activities.

The Company does not earn revenues or have long‑lived assets located in foreign countries. In accordance with the enterprise‑wide disclosure requirements of ASC 280, the Company’s net sales to external customers by main product lines are as follows for the three months ended July 31, 2017 and 2016, respectively:

	Three Months Ended
	July 31,
	2017	2016

Wallboard	$284,657	$251,296
Ceilings	99,710	86,349
Steel framing	104,651	84,343
Other products	153,139	127,812
Total net sales	$642,157	$549,800

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended July 31, 2017 and 2016:

	Three Months Ended
	July 31,
	2017	2016
Net income	$15,343	$9,163
Basic earnings per common share:
Basic weighted average shares outstanding per common share	40,970,905	38,200,597
Basic earnings per common share	$0.37	$0.24
Diluted earnings per common share:
Basic weighted average shares outstanding per common share	40,970,905	38,200,597
Add: Shares of common stock assumed issued upon exercise of stock options	1,156,866	401,781
Diluted weighted average shares outstanding per common share	42,127,771	38,602,378
Diluted earnings per common share	$0.36	$0.24

12. Subsequent Events

Subsequent to July 31, 2017, the Company acquired ASI Building Products, LLC (“ASI”) for a total purchase price of approximately $16,500. ASI distributes ceiling and other interior building products with three locations in Michigan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended April 30, 2017.

Recent Events

On August 1, 2017, the Company acquired ASI Building Products, LLC (“ASI”). ASI distributes ceiling and other interior building products from three locations in Michigan.

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

Our growth strategy entails taking market share within our existing footprint, expanding into new markets by opening new branches and acquiring competitors. We expect to continue to capture profitable market share in our existing footprint by delivering industry‑leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre‑existing customer relationships in these markets but need a new location to fully capitalize on those relationships. Since May 1, 2013 we have opened 26 new greenfield branches and we currently expect to open several new branches each year depending on market conditions. In addition, we will continue to selectively pursue tuck‑in acquisitions and have a dedicated team of professionals to manage the process. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy.

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

Residential construction activity is driven by a number of factors, including the overall economic outlook, employment, income growth, home prices, availability of mortgage financing, interest rates and consumer confidence, among others. According to the U.S. Census Bureau, U.S. housing starts reached 1.2 million in the 2016 calendar year, which is an increase of 5% from 2015. While housing starts increased for the seventh consecutive year in 2016, activity in the market remains well below historical levels. New residential housing starts of 1.2 million in 2016 would have needed to increase by 24% in order to reach their historical market average of 1.4 million annually since 1970.

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

Acquisitions

We complement our organic growth strategy with selective, tuck‑in acquisitions. Since the beginning of full year 2014 through the date of this filing, we have completed 24 strategic acquisitions totaling 57 branches. We believe that significant opportunities exist to expand our geographic footprint by executing additional strategic acquisitions and we consistently strive to maintain an extensive and active acquisition pipeline. We are often evaluating several acquisition opportunities at any given time.

Since the beginning of full year 2014 through the date of this filing, we have completed the following acquisitions:

Acquired Company	Acquisition Date	Branches Acquired
Dakota Gypsum (ND)	August 1, 2013	1
Sun Valley Supply, Inc. (AZ)	August 19, 2013	1
Contractors’ Choice Supply, Inc. (TX)	August 1, 2014	1
Drywall Supply, Inc. (NE)	October 1, 2014	2
AllSouth Drywall Supply Company (GA)	November 24, 2014	1
Serrano Supply, Inc. (IA)	February 2, 2015	1
Ohio Valley Building Products, LLC (WV)	February 16, 2015	1
J&B Materials, Inc. (CA, HI)	March 16, 2015	5
Tri-Cities Drywall & Supply Co. (WA)	September 29, 2015	1
Badgerland Supply, Inc. (WI, IL)	November 2, 2015	6
Hathaway & Sons, Inc. (CA)	November 9, 2015	1
Gypsum Supply Company (MI, OH)	January 1, 2016	11
Robert N. Karpp Company, Inc. (MA)	February 1, 2016	3
Professional Handling & Distribution, Inc. (IL)	February 1, 2016	2
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1
Rockwise, LLC (AZ, CO)	July 5, 2016	3
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1
Olympia Building Supplies, LLC (FL)	September 1, 2016	3
United Building Materials, Inc. (OH)	October 3, 2016	3
Ryan Building Materials, Inc. (MI)	October 31, 2016	3
Interior Products Supply (IN)	December 5, 2016	1
Hawaii-based distribution business of Grabber Construction Products (HI)	February 1, 2017	1
ASI, Building Products, LLC (MI)	August 1, 2017	3

Our Products

The following is a summary of our net sales by product group for the three months ended July 31, 2017 and 2016:

	Three Months Ended
	July 31,	% of	July 31,	% of
	2017	Total	2016	Total
	(dollars in thousands)
Wallboard	$284,657	44.3%	$251,296	45.7%
Ceilings	99,710	15.6%	86,349	15.8%
Steel framing	104,651	16.3%	84,343	15.3%
Other products	153,139	23.8%	127,812	23.2%
Total net sales	$642,157		$549,800

Results of Operations

Three Months Ended July 31, 2017 and 2016

The following table summarizes key components of our results of operations for the three months ended July 31, 2017 and 2016:

	Three Months Ended
	July 31,
	2017	2016
	(dollars in thousands)
Statement of operations data:
Net sales	$642,157	$549,800
Cost of sales (exclusive of depreciation and amortization shown separately below)	437,053	371,215
Gross profit	205,104	178,585
Operating expenses:
Selling, general and administrative expenses	156,072	135,058
Depreciation and amortization	16,345	15,795
Total operating expenses	172,417	150,853
Operating income	32,687	27,732
Other (expense) income:
Interest expense	(7,500)	(7,577)
Write-off of debt discount and deferred financing fees	(74)	(5,426)
Other income, net	290	593
Total other (expense), net	(7,284)	(12,410)
Income before tax	25,403	15,322
Income tax expense	10,060	6,159
Net income	$15,343	$9,163
Non-GAAP measures:
Adjusted EBITDA(1)	$52,752	$45,941
Adjusted EBITDA margin(1)	8.2%	8.4%

(1)

Adjusted EBITDA and Adjusted EBITDA margin are non‑GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income (loss) and a description of why we believe these measures are important.

Net Sales

Net sales of $642.2 million for the three months ended July 31, 2017 increased $92.4 million, or 16.8%,  from $549.8 million for the three months ended July 31, 2016.  There was one additional shipping day in the quarter ended July 31, 2017 as compared to the quarter ended July 31, 2016. Additionally, our performance in the three months ended July 31, 2017 was strong as our sales increased across all product categories. In the three months ended July 31, 2017, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $33.4 million, or 13.3.%, compared to the three months ended July 31, 2016. The increase in wallboard sales was a result of an 11.8% increase in unit volume primarily driven by greater end market demand, the impact of acquisitions, and a 1.3% increase in pricing. In addition, in the three months ended July 31, 2017, our ceilings sales increased $13.4 million, or 15.5%, from the three months ended July 31, 2016, and steel framing sales increased $20.3 million, or 24.1%. The increases in ceilings and steel framing sales are primarily driven by commercial construction activity and improved pricing. For the three months ended July 31, 2017, our other products sales category, which includes tools, insulation, joint treatment and various other specialty products, increased $25.3 million, or 19.8%, compared to the three months ended July 31, 2016. Other products net sales consist primarily of complementary products, and therefore benefitted from increased net sales in wallboard, ceilings, and steel framing, further supplemented by higher pricing, expanded retail showrooms, targeted acquisitions and other strategic initiatives.

From February 2, 2016 through July 31, 2017, we have completed 9 acquisitions, totaling 17 branches. These acquisitions contributed $56.0 million and $6.0 million to our net sales in the three months ended July 31, 2017 and 2016, respectively. Excluding these acquired sites, for the three months ended July 31, 2017 and 2016, our base business net sales increased $42.4 million, or 7.8%, compared to the three months ended July 31, 2016. The overall increase in our base business net sales reflects the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction, coupled with market share gains.

The following table breaks out our consolidated net sales into the base business component and the excluded components, which consist of recently acquired branches, as shown below:

	Three Months Ended
	July 31,
(Unaudited)	2017	2016
	(dollars in thousands)
Base business net sales	$586,178	$543,756
Recently acquired net sales (excluded from base business)	55,979	6,044
Total net sales	$642,157	$549,800

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 2, 2016 and April 30, 2018 will be excluded from base business net sales for any period during fiscal year 2018.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition	Acquisition Date	Acquired	Periods Excluded
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1	April 4, 2016 - July 31, 2017
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1	May 2, 2016 - July 31, 2017
Rockwise, LLC (AZ, CO)	July 5, 2016	3	July 5, 2016 - July 31, 2017
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1	August 29, 2016 - July 31, 2017
Olympia Building Supplies, LLC (FL)	September 1, 2016	3	September 1, 2016 - July 31, 2017
United Building Materials, Inc. (OH)	October 3, 2016	3	October 3, 2016 - July 31, 2017
Ryan Building Materials, Inc. (MI)	October 31, 2016	3	October 31, 2016 - July 31, 2017
Interior Products Supply (IN)	December 5, 2016	1	December 5, 2016- July 31, 2017
Hawaii-based distribution business of Grabber Construction Products (HI)	February 1, 2017	1	February 1, 2017- July 31, 2017

Gross Profit and Gross Margin

Gross profit was $205.1 million for the three months ended July 31, 2017 compared to $178.6 million for the three months ended July 31, 2016. The increase in gross profit was due to $92.4 million in additional sales, partially offset by a $65.8 million increase in cost of sales. Gross margin on net sales decreased to 31.9% for the three months ended July 31, 2017 compared to 32.5% for the three months ended July 31, 2016 largely due to the higher cost of wallboard material purchases along with changes in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Our selling, general and administrative expenses increased $21.0 million, or 15.6%, to $156.1 million for the three months ended July 31, 2017 from $135.1 million for the three months ended July 31, 2016.  This increase was due to increases in warehouse expense of $2.8 million, of which $1.1 million was related to payroll and $1.3 million was related to facility costs; delivery expense of $7.9 million, of which $5.3 million was related to payroll and $1.9 million was related to equipment rental and maintenance cost increases; and increases in branch and corporate general and administrative expenses of $10.4 million, of which $4.4 million was driven by payroll and payroll related costs, $1.2 million was related to increases in medical insurance costs, $1.0 million was related to increase in rent for building and facilities, and the majority of the remaining increase was due to increases in expenses incurred as a result of the Company’s significant growth. The increases in payroll and payroll related costs were primarily due to increased headcount, which in turn was due to the increase in delivered volume and to acquisitions. Selling, general and administrative expenses were 24.3% and 24.6% of our net sales for the three months ended July 31, 2017 and 2016, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense was $16.3 million for the three months ended July 31, 2017 compared to $15.8 million for the three months ended July 31, 2016. The increase is primarily due to an increase in amortization of acquired definite lived intangible assets of $0.9 million partially offset by a $0.4 million decrease in depreciation of boom trucks.

Other Expense

Other expense was $7.3 million for the three months ended July 31, 2017 compared to $12.4 million for the three months ended July 31, 2016. Interest expense of $7.5 million in the three months ended July 31, 2017 decreased by $0.1 million from $7.6 million for the three months ended July 31, 2016. Write-off of debt discount and deferred financing fees of $0.1 million decreased from $5.4 million, primarily related to the refinancing of the term debt in the prior year quarter ended July 31, 2016.

Income Tax Expense

Income tax expense was $10.1 million for the three months ended July 31, 2017 compared to income tax expense of $6.2 million for the three months ended July 31, 2016. This $3.9 million increase in income tax expense was primarily the result of an increase in taxable income due to higher profitability. Our effective tax rate was 39.6% and 40.2% for the three months ended July 31, 2017 and 2016, respectively. The decrease in the effective income tax rate from the three months ended July 31, 2016 to the three months ended July 31, 2017 is primarily due to the decreased impact of permanent differences and a decrease in the blended state tax rate.

Net Income

Net income of $15.3 million for the three months ended July 31, 2017 increased $6.2 million from net income of $9.1 million for the three months ended July 31, 2016. The net income of $15.3 million for the three months ended July 31, 2017 was comprised of operating profit of $32.7 million, interest expense of $7.5 million, write-off of discount and deferred financing fees of $0.1 million, other income of $0.3 million and income tax expense of $10.1 million. The net income of $9.1 million for the three months ended July 31, 2016 was comprised of operating profit of $27.7 million, interest expense of $7.6 million, write-off of debt discount and deferred financing fees of $5.4 million, other income of $0.6 million and income tax expense of $6.2 million.

Adjusted EBITDA

Adjusted EBITDA of $52.8 million for the three months ended July 31, 2017 increased $6.8 million, or 14.8%, from our Adjusted EBITDA of $45.9 million for the three months ended July 31, 2016. The increase in Adjusted EBITDA was primarily due to a $5.0 million  increase in operating income for the three months ended July 31, 2017. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA, reconciliations thereof to net income (loss) and a description of why we believe these measures are important.

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

As of July 31, 2017, we had available borrowing capacity of approximately $320.2 million under our $345.0 million ABL Facility. For a summary of selected terms of the ABL Facility and other indebtedness, see “—Our Credit Facilities.”

In November 2016, certain of our direct and indirect subsidiaries entered into a Second Amendment to ABL Credit Agreement, dated November 18, 2016 (the “Second Amendment”), which amended the existing ABL Credit Agreement, dated April 1, 2014 (as amended by that certain First Amendment to ABL Credit Agreement, dated as of February 17, 2016, the “ABL Credit Agreement”), among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the lenders party hereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent for the lenders. The Second Amendment amended the ABL Credit Agreement to, among other things, (i) increase the Revolving Credit Commitments thereunder from $300.0 million  to $345.0 million, and (ii) extend the maturity date of the ABL Credit Agreement from April 1, 2019 to the earlier of (a) November 18, 2021 or (b) the date of termination in whole of the ABL Credit Agreement and the related obligations. The Second Amendment also amended the interest rate margin applicable to loans borrowed under the ABL Credit Agreement to reflect a 0.25% decrease in the interest rate margin at each pricing level (as defined in the ABL Credit Agreement) relative to the interest rate margins charged at the corresponding pricing levels under the ABL Credit Agreement.

On June 7, 2017, the Company entered into the Second Amendment to First Lien Credit Agreement (the “Second Amendment”), among GYP Holdings III Corp., as borrower (the “Borrower”), GYP Holdings II Corp., as parent guarantor (“Holdings”), the other loan parties party thereto, and Credit Suisse AG, as administrative agent and as 2017 incremental first lien lender, which amended the First Lien Credit Agreement, dated April 1, 2014 (the “First Lien Credit Agreement), among the Borrower, Holdings, the financial institutions from time to time party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent (as amended by the Incremental First Lien Term Commitments Amendment, dated September 27, 2017, and as supplemented from time to time). The Second Amendment provides for a new first lien term loan facility under the First Lien Credit Agreement in the aggregate principal amount of approximately $577.6 million due on April 1, 2023 that bears interest at a floating rate based on LIBOR, with a 1.00% floor, plus 3.00%, representing a fifty basis point improvement compared to the interest rate of the existing first lien term loan facility under the First Lien Credit Agreement immediately prior to giving effect to the Second Amendment. Net proceeds from the new first lien term loan facility and cash on hand were used to repay the Borrower’s existing first lien term loan facility of approximately $477.6 million and approximately $94.0 million of loans under its asset based revolving credit facility as well as to pay related expenses.

For the three months ended July 31, 2017 our generation of cash was due to operating and financing cash inflows partially offset by cash used in investing activities. For the three months ended July 31, 2016, our use of cash was primarily driven by our investing activities, particularly our investments in acquisitions and property and equipment for our operating facilities.

Treasury Stock

We had no treasury stock activity in either the quarter ended July 31, 2017 or 2016. We do not have plans to repurchase a significant number of shares in the near future.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended
	July 31,
	2017	2016
	(in thousands)

Cash provided by (used in) operating activities	$5,853	$(30,620)
Cash used in investing activities	(7,211)	(28,348)
Cash provided by financing activities	6,533	49,724
Increase (decrease) in cash and cash equivalents	$5,175	$(9,244)

Operating Activities

Cash provided by, or used in, operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, equity‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities, which were primarily the changes in working capital discussed below.

Net cash provided by operating activities was $5.9 million for the three months ended July 31, 2017. This cash provided was primarily driven by net income of $15.3 million, non-cash adjustments of $19.1 million, including depreciation and amortization of $16.3 million, increased accounts payable of $9.5 million, and increased income tax payable of $11.0 million, which were partially offset by cash used to build inventory and accounts and notes receivable of $16.2 million and by the net use of cash from the combination of increases or decreases in other current assets and liabilities of $32.9 million.

Net cash used in operating activities was $30.6 million for the three months ended July 31, 2016.  This use of cash was primarily driven by cash used to build primary working capital of $34.8 million, primarily driven by an increase in trade accounts and notes receivable and inventory, coupled with cash used for current assets and liabilities, net of $24.1 million. This use of operating cash was partially offset by non‑cash adjustments of $22.3 million, including depreciation, accretion and amortization of $21.9 million, and net income of $9.2 million.

Investing Activities

Net cash used in investing activities consists primarily of acquisitions; investments in our facilities including purchases of land, buildings, and leasehold improvements; and purchases of fleet assets, IT and other equipment. We present this figure net of proceeds from asset sales which typically relate to sales of our fleet assets and closed facilities.

In the three months ended July 31, 2017, net cash used in investing activities was $7.2 million, which consists of purchases of property and equipment of $5.5 million, acquisition related cost of $3.1 million, offset by  $1.4 million in proceeds from the sale of assets.

In the three months ended July 31, 2016, net cash used in investing activities was $28.3 million, which consists of purchases of property and equipment of $2.6 million, net of $0.9 million in proceeds from asset sales and $26.6 million used to acquire businesses during the period.

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

Net cash provided by financing activities was $6.5 million for the three months ended July 31, 2017, consisting primarily of an increase on the First Lien Facility of $100.0 million offset by of net repayments of the ABL Facility of $90.0 million, a $2.9 million repayment on the First Lien Facility and principal repayments of capital lease obligation and $3.3 million in debt issuance costs related to the First Lien Facility. In the three months ended July 31, 2016, cash provided by financing activities was $49.7 million, consisting primarily of net borrowings from the ABL Facility of $54.7 million and proceeds from the IPO of $157.2 million offset by the repayment of the Second Lien Facility of $160.0 million.

Adjusted Working Capital

Adjusted working capital is an important measurement that we use in determining the efficiencies of our operations and our ability to readily convert assets into cash. Adjusted working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding current maturities of long‑term debt. The material components of adjusted working capital for us include accounts receivable, inventory and accounts payable. Management of our adjusted working capital helps to ensure we can maximize our return and continue to invest in our operations for future growth. Comparing our adjusted working capital to that of other companies in our industry may be difficult, as other companies may calculate adjusted working capital differently than we do. A summary of working capital and adjusted working capital as of July 31, 2017 and April 30, 2017 is shown in the following table:

	July 31,	April 30,
	2017	2017
	(in thousands)
Trade accounts and notes receivable, net of allowances	$341,302	$328,988
Inventories, net	203,181	200,234
Accounts payable	(112,329)	(102,688)
	432,154	426,534
Other current assets	34,750	25,964
Other current liabilities	(94,556)	(107,814)
Working capital	$372,348	$344,684
Cash and cash equivalents	(19,736)	(14,561)
Current maturities of long-term debt	12,936	11,530
Adjusted working capital	$365,548	$341,653

Our adjusted working capital increased by $23.9 million from April 30, 2017 to July 31, 2017 as a result of an increase in working capital of $27.7 million and an increase of $1.4 million in current maturities of long term debt, offset partially by an increase in cash and cash equivalents of $5.2 million. Working capital increased as a result of an increase in trade accounts and notes receivable of $12.3 million, an increase of inventories, net of $2.9 million, an  increase in other assets of $8.8 million, and a decrease in other current liabilities of $13.3 million, partially offset by an increase in accounts payable of $9.6 million. The increase in trade accounts and notes receivable was related primarily to increases in net sales.

Our Credit Facilities

Our long‑term debt consisted of the following at July 31, 2017 and April 30, 2017:

Acquisition Debt

On April 1, 2014, the Company's wholly-owned subsidiaries, GYP Holdings II Corp., as parent guarantor (in such capacity, "Holdings"), and GYP Holdings III Corp., as borrower (in such capacity, the "Borrower" and, together with Holdings and the Subsidiary Guarantors (as defined therein), the "Loan Parties"), entered into a senior secured first lien term loan facility (the "First Lien Facility") and a senior secured second lien term loan facility (the "Second Lien Facility" and, together with the First Lien Facility, the "Term Loan Facilities") in the aggregate amount of $550.0 million to acquire Gypsum Management and Supply, Inc.

The Term Loan Facility originally consisted of a First Lien Term Loan and a Second Lien Term Loan (respectively, the "First Term Loan" and "Second Term Loan"). The First Term Loan was issued in an original aggregate principal amount of $388.1 million (net of $2.0 million of original issue discount). The Second Term Loan was issued in an original aggregate principal amount of $158.4 million (net of $1.6 million of original issue discount) and is no longer outstanding.

On June 1, 2016, the Company used the IPO proceeds together with cash on hand to repay the $160.0 million principal amount of our term loan debt outstanding under our Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility. In addition, the Company recorded a write-off of debt discount and deferred financing fees of $5.4 million to “Write-off of discount and deferred financing fees” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

On September 27, 2016, the Company entered into an Incremental First Lien Term Commitments Amendment (the "First Amendment"), among the Borrower, Holdings, the other Loan Parties party thereto, Credit Suisse AG, as administrative agent and as new incremental first lien lender, which amended the First Lien Credit Agreement, dated April 1, 2014 (the “First Lien Credit Agreement”), among the Borrower, Holdings, the financial institutions from time to time party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent. The First Amendment amended the First Lien Credit Agreement to, among other things, (i) refinance approximately $381.2 million in currently outstanding existing term loans borrowed under the First Lien Credit Agreement with a new tranche of $481.2 million incremental term loans, and (ii) reduce the interest rate applicable to loans borrowed under the First Lien Credit Agreement to LIBOR plus 3.50% from LIBOR plus 3.75%. The Company recorded a write-off of debt discount and deferred financing fees of $1.5 million to “Write-off of discount and deferred financing fees” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

On June 7, 2017, the Company entered into the Second Amendment to First Lien Credit Agreement (the “Second Amendment”), among the Borrower, Holdings, the other Loan Parties party thereto, Credit Suisse AG, as administrative agent and as 2017 incremental first lien lender, which amended the First Lien Credit Agreement (as amended by the First Amendment and as supplemented from time to time). The Second Amendment provides for a new first lien term loan facility under the First Lien Credit Agreement in the aggregate principal amount of approximately $577.6 million due in April 2023 that bears interest at a floating rate based on LIBOR, with a 1.00% floor, plus 3.00%, representing a fifty basis point improvement compared to the interest rate of the existing first lien term loan facility under the First Lien Credit Agreement immediately prior to giving effect to the Second Amendment. Net proceeds from the new first lien term loan facility and cash on hand were used to repay the Borrower’s existing first lien term loan facility of approximately $477.6 million and approximately $94.0 million of loans under its asset based revolving credit facility as well as related expenses. The Company recorded a write-off of debt discount and deferred financing fees of $0.1 million to “Write-off of discount and deferred financing fees” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Asset Based Lending Facility

The Asset Based Lending Credit Facility (the "ABL Facility"), entered into on April 1, 2014, originally provided for revolving loans and the issuance of letters of credit up to a maximum aggregate principal amount of $200.0 million (subject to availability under a borrowing base). GYP Holdings III Corp. is the lead borrower (in such capacity, the "Lead Borrower"). Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.

In fiscal 2016, the Company amended the ABL Facility to exercise the $100.0 million accordion feature of the ABL Facility which increased the aggregate revolving commitments from $200.0 million to $300.0 million, and increased the sublimit for same day swing line borrowings from $20.0 million to $30.0 million. The other terms of the ABL Facility remained unchanged.

In fiscal 2017, the Company entered into the Second Amendment to ABL Credit Agreement (the “Second Amendment”). The Second Amendment amended the ABL Facility to, among other things, provide for an increase in the revolving credit commitments thereunder to $345.0 million (including an increase in the swingline limit to $34.5 million), an extension of the maturity date to November 18, 2021, and a 0.25% decrease in the interest rate margin at each pricing level for LIBOR loans thereunder.

As of July 31, 2017,  approximately $320.2 million was available for future borrowings under our ABL Facility, after giving effect to the amendments to the ABL Facility.

Collateral under the ABL Facility and First Lien Facility

The ABL Facility is collateralized by (a) first priority perfected liens on our (i) accounts receivable, (ii) inventory, (iii) deposit accounts, (iv) cash and cash equivalents, (v) tax refunds and tax payments, (vi) chattel paper and (vii) documents, instruments, general intangibles, securities accounts, books and records, proceeds and supporting obligations related to each of the foregoing, subject to certain exceptions (collectively, “ABL Priority Collateral”) and (b) second priority perfected liens on our remaining assets not constituting ABL Priority Collateral, subject to customary exceptions (collectively, “Term Priority Collateral”).

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

As of July 31, 2017 and April 30, 2017, there was no requirement for a prepayment related to excess cash flow.

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

Covenants under the ABL Facility and First Lien Facility

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants at July 31, 2017 and April 30, 2017.

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: (i) incur more indebtedness; (ii) pay dividends, redeem stock or make other distributions; (iii) make investments; (iv) create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; (v) create liens securing indebtedness; (vi) transfer or sell assets; (vii) merge or consolidate; (viii) enter into certain transactions with our affiliates; and (ix) prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants at July 31, 2017 and April 30, 2017.

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

Installment Notes

The installment notes as of July 31, 2017 and April 30, 2017 represent notes for subsidiary stock repurchases from shareholders, notes for the payout of stock appreciation rights and a note to a seller of an acquired business.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, other than those made in the ordinary course of business.

Off Balance Sheet Arrangements

There have been no material changes to our off-balance sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, Business and Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding recently adopted accounting pronouncements.

Non-GAAP Financial Measures

Adjusted EBITDA

The following is a reconciliation of our net income to Adjusted EBITDA for the three months ended July 31, 2017 and 2016. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. We report our financial results in accordance with GAAP. However, we present Adjusted EBITDA and Adjusted EBITDA margin, which are not recognized financial measures under GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA and Adjusted EBITDA margin is helpful in highlighting trends in our operating results, while other measures can differ significantly depending on long‑term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments.

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

The following is a reconciliation of our net income to Adjusted EBITDA for the three months ended July 31, 2017 and 2016:

	Three Months Ended
	July 31,
	2017	2016
	(dollars in thousands)

Net income	$15,343	$9,163
Interest expense	7,500	7,577
Change in fair value of mandatorily redeemable shares	74	5,426
Interest income	(23)	(43)
Income tax expense	10,060	6,159
Depreciation expense	5,990	6,382
Amortization expense	10,355	9,413
EBITDA	$49,299	$44,077
Stock appreciation expense or (income)(a)	$590	$(92)
Redeemable noncontrolling interests(b)	866	292
Equity-based compensation(c)	473	673
Severance and other permitted costs(d)	205	140
Transaction costs (acquisitions and other)(e)	159	654
Gain on sale of assets	(390)	(198)
Management fee to related party(f)	—	188
Effects of fair value adjustments to inventory(g)	—	164
Interest rate cap mark-to-market(h)	196	43
Secondary public offering costs(i)	631	—
Debt transaction costs(j)	723	—
EBITDA add-backs	3,453	1,864
Adjusted EBITDA	$52,752	$45,941

(a)

Represents non‑cash compensation expenses related to stock appreciation rights agreements. For additional details regarding stock appreciation rights, refer to “Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Critical Accounting Policies—Subsidiary Equity‑Based Deferred Compensation Arrangements” included in our Annual Report on Form 10-K for the year ended April 30, 2017.

(b)

Represents non‑cash compensation expense related to changes in the redemption values of noncontrolling interests. For additional details regarding redeemable noncontrolling interests of our subsidiaries, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Subsidiary Equity‑Based Deferred Compensation Arrangements” included in our Annual Report on Form 10-K for the year ended April 30, 2017.

(c)	Represents non‑cash equity‑based compensation expense related to the issuance of stock options.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents one‑time costs related to our IPO and acquisitions (other than the Acquisition) paid to third party advisors.
(f)	Represents management fees paid by us to AEA. Following our IPO, our AEA no longer receives management fees from us.
(g)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents the mark‑to‑market adjustments for the interest rate cap.
(i)	Represents one-time costs related to our secondary offering paid to third party advisors.
(j)	Represents expenses paid to third party advisors related to debt refinancing activities.

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

The following is a reconciliation from working capital, the most directly comparable financial measure under GAAP, to adjusted working capital as of the dates presented:

	July 31,	April 30,
	2017	2017
	(in thousands)
Current assets	$579,233	$555,186
Current liabilities	206,885	210,502
Working capital	$372,348	$344,684
Cash and cash equivalents	(19,736)	(14,561)
Current maturities of long-term debt	12,936	11,530
Adjusted working capital	$365,548	$341,653

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. However, we have entered into an interest rate cap on three-month U.S. dollar LIBOR based on a strike rate of 2.0%, which effectively caps the interest rate at 5.0% on an initial notional amount of $275.0 million of our variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms. Excluding the impact of this interest rate cap and the interest rate floor on the First Lien Facility, each 1% increase in interest rates on the First Lien Facility would increase our annual interest expense by approximately $4.8 million based on balances outstanding under the First Lien Facility as of July 31, 2017. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $3.5 million increase in our annual interest expense on the ABL Facility. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements, as discussed below under "—Derivative Financial Instruments." As of July 31, 2017, $13.4 million was outstanding under the ABL Facility and $320.2 million was available for future borrowings under the ABL Facility. In addition, we had $566.0 million outstanding under the First Lien Facility.

Other than noted above, there have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of July 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017, the Company had ineffective information technology, or IT, general computer controls and a lack of effective formal accounting policies, procedures, and controls that constituted material weaknesses. The material weakness related to a lack of effective accounting policies, procedures, and controls concerns the overall effectiveness of the Company’s policies, procedures, and controls specific to internal control over financial reporting. These material weaknesses contributed to certain immaterial revision of previously issued Consolidated Financial Statements for the years ended April 30, 2016 and 2015 and previously resulted in material adjustments to correct the consolidated financial statements of our wholly owned subsidiary, GYP Holdings III Corp., that were issued for fiscal 2013 and 2014. These weaknesses could result in material misstatements to our annual and interim consolidated financial statements that would not be prevented or detected.

As a result of these material weaknesses, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2017.

Remediation Efforts and Status of Previously Disclosed Material Weaknesses

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos‑containing products they distributed prior to 1979. Since 2002 and as of July 31, 2017, approximately 954 asbestos‑related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 905 have been dismissed without any payment by us, 42 are pending and only 7 have been settled, which settlements have not materially impacted our financial condition or operating results. In addition to the above, we have previously reported deferred registry forms that certain of our subsidiaries have received as “inactive” or “deferred” claims.   Such forms indicate that a person has a physical condition that may turn into an asbestos-related illness at some point in the future, but do not presently represent a claim or lawsuit. It is typical for any company that has been sued in the applicable jurisdictions for an asbestos-related personal injury lawsuit to receive notice of such claim forms. Because such notices are not lawsuits, may never turn into lawsuits, and may never include us even if they turn into a lawsuit, we will not be reporting such numbers going forward.  See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Item 1A.  Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

GMS INC.

Date: September 6, 2017	By:	/s/ H. Douglas Goforth
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

10.1

Amendment No. 2 to Registration Rights Agreement, by and between the Company and AEA GMS Holdings LP, dated May 5, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2017 (File No. 001-37784)).

10.2

Second Amendment to First Lien Credit Agreement, dated as of June 7, 2017, among GYP Holdings III Corp., GYP Holdings II Corp., the other guarantors party thereto, and Credit Suisse AG, as administrative agent and as 2017 Incremental First Lien Lender (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2017 (File No. 001-37784)).

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