Form 10-Q
period 2017-10-31
GMS Inc.
filed 2017-12-07
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

There were 41,030,800 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of December 7, 2017

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

PART I – Financial Information

Item 1.  Financial Statements

GMS Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	October 31,	April 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$19,781	$14,561
Trade accounts and notes receivable, net of allowances of $11,581 and $9,851, respectively	354,394	328,988
Inventories, net	209,932	200,234
Prepaid expenses and other current assets	15,258	11,403
Total current assets	599,365	555,186
Property and equipment, net of accumulated depreciation of $77,856 and $71,409, respectively	157,893	154,465
Goodwill	426,288	423,644
Intangible assets, net	239,658	252,293
Other assets	7,523	7,677
Total assets	$1,430,727	$1,393,265
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$118,918	$102,688
Accrued compensation and employee benefits	39,418	58,393
Other accrued expenses and current liabilities	42,316	37,891
Current portion of long-term debt	27,786	11,530
Total current liabilities	228,438	210,502
Non-current liabilities:
Long-term debt, less current portion	582,755	583,390
Deferred income taxes, net	21,651	26,820
Other liabilities	34,657	35,371
Liabilities to noncontrolling interest holders, less current portion	15,543	22,576
Total liabilities	883,044	878,659
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 41,031 and 40,971 shares issued as of October 31, 2017 and April 30, 2017, respectively	410	410
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued as of October 31, 2017 and April 30, 2017	—	—
Additional paid-in capital	487,774	488,459
Retained earnings	59,987	26,621
Accumulated other comprehensive loss	(488)	(884)
Total stockholders’ equity	547,683	514,606
Total liabilities and stockholders’ equity	$1,430,727	$1,393,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Net sales	$648,004	$591,846	$1,290,161	$1,141,646
Cost of sales (exclusive of depreciation and amortization shown separately below)	435,744	398,622	872,797	769,837
Gross profit	212,260	193,224	417,364	371,809
Operating expenses:
Selling, general and administrative	159,898	149,798	315,970	284,856
Depreciation and amortization	16,713	17,368	33,058	33,163
Total operating expenses	176,611	167,166	349,028	318,019
Operating income	35,649	26,058	68,336	53,790
Other (expense) income:
Interest expense	(7,917)	(7,154)	(15,417)	(14,731)
Write-off of debt discount and deferred financing fees	—	(1,466)	(74)	(6,892)
Other income, net	274	496	564	1,089
Total other (expense), net	(7,643)	(8,124)	(14,927)	(20,534)
Income before taxes	28,006	17,934	53,409	33,256
Provision for income taxes	9,983	710	20,043	6,869
Net income	$18,023	$17,224	$33,366	$26,387
Weighted average common shares outstanding:
Basic	41,006	40,943	40,988	39,579
Diluted	42,146	41,320	42,137	39,956
Net income per share:
Basic	$0.44	$0.42	$0.81	$0.67
Diluted	$0.43	$0.42	$0.79	$0.66
Comprehensive income
Net income	$18,023	$17,224	$33,366	$26,387
Changes in other comprehensive income, net of tax	243	100	396	12
Comprehensive income	$18,266	$17,324	$33,762	$26,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	October 31,
	2017	2016
Cash flows from operating activities:
Net income	$33,366	$26,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,013	12,930
Write-off, accretion and amortization of debt discount and deferred financing fees	1,412	8,264
Amortization of intangible assets	21,045	20,233
Provision for losses on accounts and notes receivable	873	(230)
Provision for obsolescence of inventory	483	(85)
Equity-based compensation	436	1,499
(Gain) on sale of assets	(598)	(130)
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(21,837)	(19,316)
Inventories	(7,366)	(13,444)
Accounts payable	14,590	606
Deferred income taxes	(5,437)	(12,373)
Prepaid expenses and other assets	(2,357)	(3,105)
Accrued compensation and employee benefits	(16,352)	(13,783)
Accrued expenses and liabilities	3,055	3,851
Liabilities to noncontrolling interest holders	(2,129)	907
Income tax receivable / payable	(1,834)	(11,520)
Cash provided by operating activities	29,363	691
Cash flows from investing activities:
Purchases of property and equipment	(8,442)	(5,024)
Proceeds from sale of assets	1,928	1,319
Acquisition of businesses, net of cash acquired	(18,375)	(139,939)
Cash used in investing activities	(24,889)	(143,644)
Cash flows from financing activities:
Repayments on the revolving credit facility	(443,920)	(635,732)
Borrowings from the revolving credit facility	352,567	686,216
Payments of principal on long-term debt	(2,888)	(2,178)
Principal repayments of capital lease obligations	(2,936)	(2,492)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	—	156,941
Repayment of term loan	—	(160,000)
Borrowings from term loan amendment	577,616	481,225
Repayment of term loan amendment	(477,616)	(381,225)
Debt issuance costs	(636)	(2,487)
Payments for taxes related to net share settlement of equity awards	(1,441)	—
Cash provided by financing activities	746	140,268
Increase (decrease) in cash and cash equivalents	5,220	(2,685)
Cash and cash equivalents, beginning of period	14,561	19,072
Cash and cash equivalents, end of period	$19,781	$16,387
Supplemental cash flow disclosures:
Cash paid for income taxes	$28,455	$30,790
Cash paid for interest	14,104	13,163
Supplemental schedule of noncash activities:
Assets acquired under capital lease	$6,378	$5,180
Issuance of installment notes associated with equity-based compensation liability awards	11,898	5,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

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

Business

Founded in 1971, we are a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary specialty building products. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We have created a national footprint with more than 210 branches across 42 states.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair presentation of the results of operations, financial position and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. The results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, the unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Initial and Secondary Public Offerings

On May 13, 2016, we amended and restated our certificate of incorporation to increase our authorized share count to 550.0 million shares of stock, including 500.0 million shares of common stock and 50.0 million shares of preferred stock, each with a par value $0.01 per share and to split our common stock 10.158-for-1. Unless otherwise noted herein, historic share data has been adjusted to give effect to the stock split.

On June 1, 2016, we completed our initial public offering (“IPO”), of 8.1 million shares of common stock at a price of $21.00 per share, including 1.1 million shares of common stock that were issued as a result of the exercise in full by the underwriters of an option to purchase additional shares to cover over‑allotments. After underwriting discounts and commissions but before expenses, we received net proceeds from the IPO of approximately $156.9 million. We used these proceeds together with cash on hand to repay the $160.0 million principal amount of our term loan debt outstanding under our senior secured second lien term loan facility (“the Second Lien Facility”), which was a payment in full of the entire loan balance due under the Second Lien Facility.

On February 22, 2017, certain of our stockholders completed a secondary public offering of 8.0 million shares of the Company’s common stock at a price to the public of $29.25 per share, including 1.0 million shares of common stock that were sold as a result of the exercise in full by the underwriters of an option to purchase additional shares that

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

was granted by the selling stockholders. We did not receive any proceeds from the sale of our common stock by the selling stockholders.

On June 7, 2017, certain of our stockholders completed an additional secondary public offering of 5.8 million shares of the Company’s common stock at a price to the public of $33.00 per share, including 0.8 million shares of common stock that were sold as a result of the exercise in full by the underwriters of an option to purchase additional shares that was granted by the selling stockholders. As a result of such offering, the control group consisting of certain affiliates of AEA Investors LP (“AEA”) and certain other of our stockholders no longer controls a majority of the voting power of our outstanding common stock. Accordingly, we are no longer a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. We did not receive any proceeds from the sale of our common stock by the selling stockholders.

Revision of Financial Statements

During the preparation of the Annual Report on Form 10-K for the year ended April 30, 2017, the Company determined that cash flows related to payments of working capital settlements were inappropriately classified as financing activities in the Consolidated Statements of Cash Flows for the fiscal year ended April 30, 2016 and the quarters ended July 31, 2016, October 31, 2016 and January 31, 2017. This resulted in understatements of cash used in investing activities (specifically the line item acquisitions of businesses, net of cash acquired) and cash provided by financing activities (specifically the line item cash paid for contingent consideration). The Company concluded that this misstatement was not material to the Company’s previously issued financial statements and that amendments of previously filed reports were therefore not required. However, the Company has elected to revise the previously reported quarterly amount in the Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

The effect of this revision on the line items within the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2016 was as follows:

	Six Months Ended October 31, 2016
	As Previously
	Reported	Adjustment	As Revised
	(in thousands)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	$(135,613)	$(4,326)	$(139,939)
Cash used in investing activities	$(139,318)	$(4,326)	$(143,644)
Cash flows from financing activities:
Cash paid for contingent consideration	$(4,326)	$4,326	$—
Cash provided by financing activities	$135,942	$4,326	$140,268

Principles of Consolidation

The condensed consolidated financial statements present the results of operations, financial position and cash flows of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The results of operations of businesses acquired are included from their respective dates of acquisition.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Insurance Liabilities

The Company is self‑insured for certain losses related to medical claims. The Company has stop‑loss coverage to limit the exposure arising from medical claims. The Company has deductible‑based insurance policies for certain losses related to general liability, automobile and workers’ compensation. The deductible amount per incident is $0.25 million, $0.5 million and $1.0 million for general liability, workers’ compensation and automobile, respectively. The coverage consists of a primary layer and an excess layer. The primary layer of coverage is from $0.5 million to $2.0 million and the excess layer covers claims from $2.0 million to $100.0 million. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.

As of October 31, 2017 and April 30, 2017, the aggregate liabilities for medical self‑insurance were $3.8 million and $3.4 million, respectively, and are included in other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheets. As of October 31, 2017 and April 30, 2017, reserves for general liability, automobile and workers’ compensation totaled approximately $13.7 million and $15.9 million, respectively, and are included in other accrued expenses and current liabilities and other liabilities in the Condensed Consolidated Balance Sheets. As of October 31, 2017 and April 30, 2017, amounts recoverable for medical self-insurance, general liability, automobile and workers’ compensation totaled approximately $5.9 million and $6.7 million, respectively, and are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheets.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The carrying value of cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximates fair value due to its short‑term nature. Based on borrowing rates available to the Company for loans with similar terms, the carrying values of the Company’s debt approximate fair value.

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

As discussed in Note 7, we have recorded stock appreciation rights, deferred compensation and redeemable noncontrolling interests at their expected fair values. The determination of these fair values is based on Level 3 inputs. These inputs include a volatility rate based on comparable entities, a discount rate, the expected time to redemption of the liabilities, historical values of the book equity of certain subsidiaries, and market information for comparable entities. The use of these inputs to derive the fair value of the liabilities at a point in time can result in volatility to the financial statements to our current and projected financial results.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of outstanding shares of common stock for the period. Diluted earnings per share reflects the potential dilution that could occur if instruments that may require the issuance of common stock in the future were settled and the underlying shares of common stock were issued. Diluted earnings per share is computed by increasing the weighted‑average number of outstanding shares of common stock computed in basic earnings per share to include the dilutive effect of stock options and other equity‑based instruments held by the Company’s employees and directors during each period. In periods of net loss, the number of shares used to calculate diluted loss per share is the same as basic net loss per share.

Recent Accounting Pronouncements

Revenue recognition—In May 2014, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance on revenue from contracts with customers. The new guidance supersedes most existing revenue recognition guidance and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued guidance that deferred the effective date by one year. The standard is now required to be adopted by public business entities in annual periods beginning on or after December 15, 2017, and interim periods within those annual periods, and may be applied on a full retrospective or modified retrospective approach. Early adoption at the original effective date is permitted.

The Company intends to adopt the standard in the first quarter of its fiscal year ending April 30, 2019. The Company is in the process of determining the method of adoption and assessing the impact the new standard will have on its consolidated financial statements. Based upon current interpretations, we do not anticipate the adoption of this standard to have a material impact on our financial statements; aside from adding expanded disclosures, which are currently under consideration, as are further considerations of potential additional or expanded internal controls over financial reporting.

Leases—In February 2016, the FASB issued authoritative guidance on accounting for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with such classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for the Company's fiscal year beginning May 1, 2019 (the first day of fiscal 2020), including interim reporting periods within that fiscal year. A modified transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company is still evaluating the impact of its pending adoption of the new standard on its financial statements, the Company expects that upon adoption it will recognize ROU assets and liabilities that could be material.

Stock Compensation—In March 2016, the FASB issued authoritative guidance that simplifies many key aspects of the accounting for and cash flow presentation of employee share-based compensation transactions, including accounting for income taxes, forfeitures and statutory withholding requirements. The Company adopted this guidance on May 1, 2017 (the first day of fiscal 2018) on a prospective basis. Effective May 1, 2017, the Company now records all excess tax benefits or tax deficiencies as a component of its provision for income taxes in the statement of operations. The Company recorded excess tax benefits of $1.1 million during the six months ended October 31, 2017. Additionally, the Company now presents excess tax benefits or deficiencies as operating cash flows versus reclassifying the amount out of operating cash flows and presenting it in financing activities in the statement of cash flows.

Additional amendments from this guidance related to forfeitures and minimum statutory withholding tax requirements had no impact to our financial position, results of operations or cash flows. As permitted, we continue to estimate forfeitures to determine the amount of compensation cost to be recognized each period rather than electing to

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

account for forfeitures as they occur, and we continue to present the value of shares withheld for minimum statutory tax withholding requirements on the statements of cash flows as a financing activity. Another impact of the adoption is that the calculation of the effect of dilutive securities now excludes any derived excess tax benefits or deficiencies from assumed future proceeds.

Inventory — In July 2015, the FASB issued authoritative guidance on accounting for inventory. The new guidance requires that inventory be measured at the lower of cost and net realizable value. The new guidance is limited to inventory measured using the first-in, first-out (“FIFO”) or average cost methods and excludes inventory measured using last-in, first-out (“LIFO”) or retail inventory methods. The new standard is effective for fiscal years, and interim periods, beginning after December 15, 2016. The Company adopted this guidance on May 1, 2017 (the first day of fiscal 2018) with no material impact on the Company’s financial position, results of operations or cash flows.

2. Business Acquisitions

The Company operates in a highly fragmented industry. A key component of the Company’s strategy is growth through acquisition that expands its geographic coverage, provides complementary lines of business and increases its market share.

The Company has accounted for all business combinations using the acquisition method. The assets acquired and liabilities assumed were recognized at their acquisition date fair values. Goodwill was measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is all attributable to our one operating reportable segment. The results of operations of acquisitions are reflected in the Company’s Condensed Consolidated Financial Statements from the date of acquisition.

Fiscal 2018 Acquisitions

During the six months ended October 31, 2017, the Company completed the following acquisitions, with an aggregate purchase price of $17.3 million of cash consideration, subject to finalization of working capital settlement amounts. The pro forma impact of these acquisitions is not presented as the effects were not material to the Company’s Condensed Consolidated Financial Statements.

Company Name	Form of Acquisition	Date of Acquisition
ASI Building Products, LLC	Purchase of net assets	August 1, 2017
Washington Builders Supply, Inc.	Purchase of net assets	October 2, 2017

The preliminary allocation of purchase consideration for these acquisitions is summarized as follows:

Preliminary
Purchase Price
Allocation
October 31, 2017
(in thousands)
Trade accounts and notes receivable	$4,250
Inventories	2,814
Property and equipment	794
Tradenames	1,000
Vendor agreement	1,000
Below market leases	350
Non-compete agreements	270
Customer relationships	5,800
Goodwill	2,529
Liabilities assumed	(1,485)
Purchase price	$17,322

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The goodwill and intangible assets related to these acquisitions are expected to be deductible for U.S. federal income tax purposes. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information (related to the finalization of working capital settlements) necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are preliminary. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable but no later than one year from the applicable acquisition date.

Fiscal 2017 Acquisitions

In fiscal 2017, the Company completed the following acquisitions, with an estimated aggregate purchase price of $154.0 million, comprised of $148.7 million of cash consideration and $5.3 million of consideration related to working capital settlements and contingent consideration. The pro forma impact of acquisitions is not presented as the effects were not material to the Company’s Condensed Consolidated Financial Statements.

Company Name	Form of Acquisition	Date of Acquisition
Wall & Ceiling Supply Co., Inc.	Purchase of net assets	May 2, 2016
Rockwise, LLC	Purchase of net assets	July 5, 2016
Steven F. Kempf Building Materials, Inc.	Purchase of net assets	August 29, 2016
Olympia Building Supplies, LLC/Redmill, Inc.	Purchase of 100% of outstanding common stock	September 1, 2016
United Building Materials, Inc.	Purchase of net assets	October 3, 2016
Ryan Building Materials, Inc.	Purchase of net assets	October 31, 2016
Interior Products Supply	Purchase of net assets	December 5, 2016
Hawaii-based distribution business of Grabber Construction Products	Purchase of net assets	February 1, 2017

The preliminary allocation of purchase consideration for these acquisitions is summarized as follows:

	Preliminary		Preliminary
	Purchase Price		Purchase Price
	Allocation	Adjustments/	Allocation
	April 30, 2017	Reclassifications	October 31, 2017
	(in thousands)
Cash and cash equivalents	$1,558	$—	$1,558
Trade accounts and notes receivable	37,691	238	37,929
Inventories	16,504	—	16,504
Other current assets	657	14	671
Property and equipment	8,357	—	8,357
Tradenames	9,490	—	9,490
Customer relationships	64,660	—	64,660
Goodwill	37,728	115	37,843
Deferred tax liability	(6,011)	—	(6,011)
Liabilities assumed	(16,958)	—	(16,958)
Purchase price	$153,676	$367	$154,043

During the six months ended October 31, 2017, the Company recorded adjustments to working capital resulting in an increase in total consideration paid of $0.4 million. As of October 31, 2017, goodwill of $25.6 million and other intangible assets of $53.6 million related to these acquisitions are expected to be deductible for U.S. federal income tax purposes. Also as of October 31, 2017, goodwill of $12.2 million and other intangible assets of $20.6 million related to these acquisitions are expected to be nondeductible for U.S. federal income tax purposes. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize the fair values of certain acquisitions for which final working capital settlements have not been determined. The additional information necessary is that which will result from these settlements. Such changes are not expected to be significant. The Company expects

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

to complete the purchase price allocation for certain of these acquisitions as soon as practicable but no later than one year from the applicable acquisition date.

3. Goodwill and Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill during the six months ended October 31, 2017:

Carrying
Amount
(in thousands)
Balance as of May 1, 2017	$423,644
Goodwill acquired	2,529
Purchase price adjustments	115
Balance as of October 31, 2017	$426,288

Intangible Assets

The following table presents the components of the Company’s definite-lived intangible assets as of October 31, 2017 and April 30, 2017:

	Estimated	Weighted	October 31, 2017
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 13	10.9	$279,000	$131,012	$147,988
Definite-lived tradenames	5 - 20	18.0	26,250	2,501	23,749
Vendor agreements	8 - 10	8.3	6,644	2,553	4,091
Leasehold interests	7 - 15	9.0	2,866	661	2,205
Non-compete agreements	5	5.0	270	13	257
Totals			$315,030	$136,740	$178,290

	Estimated	Weighted	April 30, 2017
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 13	10.9	$273,196	$111,291	$161,905
Definite-lived tradenames	5 - 20	18.3	25,250	1,718	23,532
Vendor agreement	8	8.0	5,644	2,176	3,468
Leasehold interests	7 - 13	8.2	2,516	496	2,020
Totals			$306,606	$115,681	$190,925

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flow generated by such assets, and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $10.7 million and $21.0 million for the three and six months ended October 31, 2017, respectively, and $10.8 million and $20.2 million for the three and six months ended October 31, 2016, respectively. Amortization expense is recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $20.2 million during the remaining six months in the year ending April 30, 2018 and $34.2 million, $27.5 million, $22.2 million, $18.0 million and $56.2 million during the years ended April 30, 2019, 2020, 2021, 2022 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

The Company’s indefinite-lived intangible assets consist of tradenames which had a carrying amount of $61.4 million as of October 31, 2017 and April 30, 2017.

4. Long-Term Debt

The Company’s long‑term debt consisted of the following as of October 31, 2017 and April 30, 2017:

	October 31,	April 30,
	2017	2017
	(in thousands)
First Lien Term Loan due 2023 (1) (2)	$565,089	$470,245
ABL Facility	12,000	103,353
Capital lease obligations, at an annual rate of 5.50%, due in monthly installments through 2023	19,043	15,611
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2023 (3)	14,409	5,711
Carrying value of debt	610,541	594,920
Less current portion	27,786	11,530
Long-term debt	$582,755	$583,390

(1)	Net of unamortized discount of $2,864 and $1,658 as of October 31, 2017 and April 30, 2017, respectively.
(2)	Net of deferred financing costs of $6,774 and $5,712 as of October 31, 2017 and April 30, 2017, respectively.
(3)	Net of unamortized discount of $1,664 and $751 as of October 31, 2017 and April 30, 2017, respectively.

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

On June 1, 2016, the Company used the IPO proceeds together with cash on hand to repay the $160.0 million principal amount of our term loan debt outstanding under our Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility. In addition, the Company recorded a write-off of debt discount and deferred financing fees of $5.4 million, which is included in write-off of discount and deferred financing fees in the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended October 31, 2016.

On September 27, 2016, the Company entered into an Incremental First Lien Term Commitments Amendment (the “First Amendment”), among the Borrower, Holdings, the other Loan Parties party thereto, Credit Suisse AG, as

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

administrative agent and as new incremental first lien lender, which amended the First Lien Credit Agreement, dated April 1, 2014 (the “First Lien Credit Agreement”), among the Borrower, Holdings, the financial institutions from time to time party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent. The First Amendment amended the First Lien Credit Agreement to, among other things, provide for a new first lien term loan facility of approximately $481.2 million with an interest at floating rate based on LIBOR, with a 1.00% floor, plus 3.50%, representing a twenty-five basis point improvement compared to the interest rate of the existing First Lien Facility immediately prior to giving effect to the First Amendment. Net proceeds from the new First Lien Facility were used to repay the Company’s existing First Lien Facility of $381.2 million and a portion of the loans under the ABL Facility as well as to pay related expenses. The Company recorded a write-off of debt discount and deferred financing fees of $1.5 million, which is included in write-off of discount and deferred financing fees in the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended October 31, 2016.

On June 7, 2017, the Company entered into the Second Amendment to First Lien Credit Agreement (the “Second Amendment”), among the Borrower, Holdings, the other Loan Parties party thereto, Credit Suisse AG, as administrative agent and as 2017 incremental first lien lender, which amended the First Lien Credit Agreement (as amended by the First Amendment and as supplemented from time to time). The Second Amendment provides for a new first lien term loan facility under the First Lien Credit Agreement in the aggregate principal amount of approximately $577.6 million due on April 1, 2023 that bears interest at a floating rate based on LIBOR, with a 1.00% floor, plus 3.00%, representing a fifty basis point improvement compared to the interest rate of the existing First Lien Facility immediately prior to giving effect to the Second Amendment. As of October 31, 2017, the applicable rate of interest was 4.38%.  Net proceeds were used to repay the existing First Lien Loan outstanding balance of approximately $477.6 million and approximately $94.0 million of loans under its asset based revolving credit facility as well as to pay related expenses. The Company recorded a write-off of debt discount and deferred financing fees of $0.1 million, which is included in write-off of discount and deferred financing fees in the Condensed Consolidated Statements of Operations and Comprehensive Income for the six months ended October 31, 2017.

Asset Based Lending Facility

The Company has an Asset Based Lending Credit Facility (the “ABL Facility”), that provides for aggregate revolving commitments of $345.0 million (including same day swing line borrowings of $34.5 million). GYP Holdings III Corp. is the lead borrower (in such capacity, the “Lead Borrower”). Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.

At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based at LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. As of October 31, 2017, the applicable rate of interest was 4.75%. The ABL Facility also contains an unused commitment fee subject to utilization, as included in the ABL Facility agreement.

        As of October 31, 2017, the Company had available borrowing capacity of approximately $321.6 million under the ABL Facility. The ABL Facility will mature on November 18, 2021 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company's request and without the consent of any other lender. The ABL Facility contains a cross default provision with the First Lien Facility.

Covenants under the ABL Facility and First Lien Facility

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of October 31, 2017.

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all restrictive covenants as of October 31, 2017.

5. Income Taxes

The Company considers each interim period an integral part of the annual period and measures tax expense (benefit) using an estimated annual effective income tax rate. Estimates of the annual effective income tax rate at the end of interim periods are, out of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. The Company forecasts its estimated annual effective income tax rate and then applies that rate to its year‑to‑date pre‑tax ordinary income (loss), subject to certain loss limitation provisions. In addition, certain specific transactions are excluded from the Company’s estimated annual effective tax rate computation, but are discretely recognized within income tax expense (benefit) in their respective interim period. Future changes in the forecasted annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.

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

The Company had valuation allowances of $0.3 million against its deferred tax assets related to certain tax jurisdictions as of October 31, 2017 and April 30, 2017. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.

The effective income tax rate on continuing operations for the six months ended October 31, 2017 was 37.5% compared to an effective income tax rate of 20.7% for the six months ended October 31, 2016. The increase in the effective income tax rate is primarily due to the prior year election under section 338 (h)(10) of the Internal Revenue Code. As a result of this election, the Company decreased its deferred tax liabilities and tax expense in the three months ended October 31, 2016 by $7.0 million.

The Company had no material uncertain tax positions as of October 31, 2017 and April 30, 2017.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Equity-Based Compensation

General

The Company has granted options to purchase the Company’s common stock under its 2014 GYP Holdings I Corp. Stock Option Plan. The stock options granted under this plan vest over a four-year period and have a 10‑year term. In October 2017, the shareholders of the Company approved the GMS Inc. Equity Incentive Plan (the “Equity Incentive Plan”). Future grants will be made from the Equity Incentive Plan. The Equity Incentive Plan is administered by a committee of the Board of Directors, which determines the terms of the awards granted. Under the Equity Incentive Plan, the committee may grant various forms of equity-based incentive compensation, including stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards, among others. The Company’s Equity Incentive Plan provides for the issuance of a maximum of 2.5 million shares, of which approximately 2.5  million shares were still available for grant as of October 31, 2017. The Company intends to use authorized and unissued shares to satisfy share award exercises, unless otherwise noted.

The Company measures compensation cost for all share‑based awards at fair value on the grant date (or measurement date if different) using the Black-Scholes option-pricing model and recognizes compensation expense, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company estimates forfeitures based on historical analysis of actual stock option forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually.

Stock Option Awards

The following table presents stock option activity for the six months ended October 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
	(shares and dollars in thousands)
Outstanding as of May 1, 2017	2,088	$13.49	7.23	$47,336
Options granted	—	—
Options exercised	161	12.53
Options forfeited	—	—
Options expired	—	—
Outstanding as of October 31, 2017	1,927	$13.57	6.73	$39,467
Exercisable as of October 31, 2017	1,501	$12.83	6.56	$31,854
Expected to vest after October 31, 2017	426	$16.17	7.31	$7,614

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the six months ended October 31, 2017 was $3.5 million. There were no stock option exercises during the six months ended October 31, 2016. As of October 31, 2017, there was $1.0 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 0.5 years.

The Company did not grant any stock option awards during the six months ended October 31, 2017. The fair value of stock options granted during the six months ended October 31, 2016 was estimated using the Black-Scholes option-pricing model with the following assumptions:

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

October 31, 2016
Volatility	41.10%
Expected life (years)	6.0
Risk-free interest rate	1.53%
Dividend yield	—%

The weighted average grant date fair value of options granted during the six months ended October 31, 2016 was $9.56 per share. The expected volatility was based on the average volatility of peer public entities that are similar in size and industry since prior to our IPO discussed in Note 1, “—Initial and Secondary Public Offerings,” we did not have sufficient history to estimate the expected volatility of our common stock price. The expected life of stock options was based on previous history of exercises. The risk‑free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield was 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the trading day immediately preceding the date of the grant.

7. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

Certain subsidiaries have equity based compensation arrangements with certain of the subsidiary’s employees and minority shareholders. These arrangements are stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders. Since these arrangements are typically settled in cash or notes, the Company accounts for these arrangements as liability awards and measures at fair value. Total expense related to these instruments was $2.3 million during the six months ended October 31, 2017 and was included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income.

Stock Appreciation Rights

Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over four years, upon a triggering event. As of October 31, 2017, all stock appreciation rights were vested. Current liabilities related to these plans of $0.5 million and $0.9 million were included in accrued compensation and employee benefits as of October 31, 2017 and April 30, 2017, respectively. Long‑term liabilities related to these plans of $20.9 million and $19.8 million were included in other liabilities as of October 31, 2017 and April 30, 2017, respectively. Below is a summary of changes to the liability (in thousands):

Stock appreciation rights as of May 1, 2017	$20,662
Amounts redeemed	(501)
Change in fair value	1,232
Stock appreciation rights as of October 31, 2017	$21,393

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Deferred Compensation

Certain shareholders of the Company’s subsidiaries have entered into deferred compensation agreements that granted the shareholders a payment based on a percentage in excess of book value, adjusted for certain provisions, upon an occurrence as defined in the related agreements, which are called “Buy Sell” agreements. These instruments are redeemed in cash or installment notes, generally paid in annual installments generally over the five years following termination of employment. Current liabilities related to these plans of $0.3 million were included in accrued compensation and employee benefits as of April 30, 2017. There were no current liabilities related to these plans as of October 31, 2017. Long-term liabilities related to these plans of $2.1 million and $3.5 million were included in other liabilities as of October 31, 2017 and April 30, 2017, respectively. Below is a summary of changes to the liability (in thousands):

Deferred compensation as of May 1, 2017	$3,750
Amounts redeemed	(1,733)
Change in fair value	132
Deferred compensation as of October 31, 2017	$2,149

Redeemable Noncontrolling Interests

Noncontrolling interests were issued to certain employees of the Company’s subsidiaries. All of the noncontrolling interest awards are subject to mandatory redemption on termination of employment for any reason. These instruments are redeemed in cash or installment notes and are generally paid in annual installments generally over the five years following termination of employment. Current liabilities related to these instruments of $1.7 million were included in accrued compensation and employee benefits as of April 30, 2017. There were no current liabilities related to these instruments as of October 31, 2017. Long-term liabilities related to these instruments of $15.5 million and $22.6 million were included in liabilities to noncontrolling interest holders, less current portion as of October 31, 2017 and April 30, 2017, respectively. Below is a summary of changes to the liability (in thousands):

Non-controlling interests as of May 1, 2017	$24,309
Amounts redeemed	(9,664)
Change in fair value	898
Non-controlling interests as of October 31, 2017	$15,543

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

8. Transactions With Related Parties

The Company leases office and warehouse facilities from partnerships or entities owned by certain stockholders of GMS Inc. and its subsidiaries. As of October 31, 2017, these leases had expiration dates through fiscal 2025. Rent expense related to these leases was $0.2 million and $0.4 million for both the three and six months ended October 31, 2017 and 2016, respectively. Rent expense related to these leases is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. Certain stockholders of the Company are stockholders of SWP, which was spun‑off from Gypsum Management and Supply, Inc. on August 31, 2012. The Company purchased inventory from SWP for distribution in the amount of $3.7 million and $7.2 million during the three and six months ended October 31, 2017, respectively. The Company purchased inventory from SWP for distribution in the amount of $3.3 million and $6.5 million during the three and six months ended October 31, 2016, respectively. Amounts due to SWP for purchases of inventory for distribution were $1.3 million and $1.1

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

million, respectively, as of October 31, 2017 and April 30, 2017 and are included in accounts payable in the Condensed Consolidated Balance Sheets.

In connection with the IPO, the Company terminated its management agreement with AEA. The agreement required the Company to pay AEA an annual management fee of $2.3 million per year following the Acquisition for advisory and consulting services. The Company paid the final payment of $0.2 million during the six months ended October 31, 2016, which is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income.

9. Commitments and Contingencies

The Company is a defendant in various lawsuits and administrative actions associated with personal injuries, claims of former employees, and other events arising in the normal course of business. As discussed in Note 1 “—Insurance Liabilities”, the Company records liabilities for these claims, and assets for amounts recoverable from the insurer, for these claims covered by insurance.

10. Segments

General

The Company has six operating segments based on geographic operations that it aggregates into one reportable segment. The Company defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in order to assess performance and allocate resources. The Company’s CODM is its Chief Executive Officer. The Company determined it has six operating segments based on the Company’s six geographic divisions, which are Central, Midwest, Northeast, Southern, Southeast and Western. On May 1, 2017, the Company combined the Southern and Southwest into the Southern operating segment, which resulted in a reduction (from seven to six) in the number of operating segments. The Company aggregates its operating segments into a single reportable segment based on similarities between the operating segments’ economic characteristics, nature of products sold, production process, type of customer and methods of distribution. The accounting policies of the operating segments are the same as those described in the summary of significant policies. In addition to the Company’s reportable segment, the Company’s consolidated results include both corporate activities and certain other activities. Corporate includes the Company’s corporate office building and support services provided to its subsidiaries. Other includes Tool Source Warehouse, Inc., which functions primarily as an internal distributor of tools. The Company does not earn revenues or have long‑lived assets located in foreign countries.

Segment Results

The CODM assesses the Company’s performance based on the periodic review of net sales, Adjusted EBITDA and certain other measures for each of the operating segments. Adjusted EBITDA is not a recognized financial measure under GAAP. However, we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is helpful in highlighting trends in our operating results, while other measures can differ significantly depending on long‑term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments.

In addition, we utilize Adjusted EBITDA in certain calculations under the ABL Facility and the First Lien Facility. The ABL Facility and the First Lien Facility permit us to make certain additional adjustments in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this Quarterly Report on Form 10‑Q.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables present segment results for the three and six months ended October 31, 2017 and 2016:

	Three Months Ended October 31, 2017
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$641,918	$210,034	$16,466	$53,651
Other	6,086	2,226	60	594
Corporate	—	—	187	—
	$648,004	$212,260	$16,713	$54,245

	Three Months Ended October 31, 2016
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$586,628	$191,445	$17,072	$49,188
Other	5,218	1,779	79	331
Corporate	—	—	217	—
	$591,846	$193,224	$17,368	$49,519

	Six Months Ended October 31, 2017
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$1,278,285	$413,059	$32,492	$105,877
Other	11,876	4,305	124	1,117
Corporate	—	—	442	—
	$1,290,161	$417,364	$33,058	$106,994

	Six Months Ended October 31, 2016
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$1,131,633	$368,285	$32,579	$94,796
Other	10,013	3,524	159	664
Corporate	—	—	425	—
	$1,141,646	$371,809	$33,163	$95,460

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a reconciliation of Adjusted EBITDA to net income for the three and six months ended October 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
	(in thousands)
Adjusted EBITDA	$54,245	$49,519	$106,994	$95,460
Interest expense	(7,917)	(7,154)	(15,417)	(14,731)
Write-off of debt discount and deferred financing fees	—	(1,466)	(74)	(6,892)
Interest income	26	35	49	78
Income tax expense	(9,983)	(710)	(20,043)	(6,869)
Depreciation expense	(6,023)	(6,548)	(12,013)	(12,930)
Amortization expense	(10,690)	(10,820)	(21,045)	(20,233)
Stock appreciation (expense) or income(a)	(642)	144	(1,232)	236
Redeemable noncontrolling interests(b)	(164)	(2,531)	(1,030)	(2,823)
Equity-based compensation(c)	(375)	(686)	(847)	(1,359)
Severance and other permitted costs(d)	(113)	(118)	(317)	(258)
Transaction costs (acquisitions and other)(e)	(88)	(1,827)	(246)	(2,481)
Gain (loss) on sale of assets	207	(68)	597	130
Management fee to related party(f)	—	—	—	(188)
Effects of fair value adjustments to inventory(g)	(187)	(457)	(187)	(621)
Interest rate cap mark-to-market(h)	(238)	(89)	(434)	(132)
Secondary public offering costs(i)	—	—	(631)	—
Debt transaction costs(j)	(35)	—	(758)	—
Net income	$18,023	$17,224	$33,366	$26,387

(a)	Represents non‑cash income or expenses related to stock appreciation rights agreements.
(b)	Represents non‑cash compensation expense related to changes in the redemption values of noncontrolling interests.
(c)	Represents non‑cash equity‑based compensation expense related to the issuance of stock options.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents one‑time costs related to our IPO and acquisitions (other than the Acquisition) paid to third party advisors.
(f)	Represents management fees paid by us to AEA. Following our IPO, AEA no longer receives management fees from us.
(g)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents the mark‑to‑market adjustments for the interest rate cap.
(i)	Represents one-time costs related to our secondary offering paid to third-party advisors.
(j)	Represents expenses paid to third party advisors related to debt refinancing activities.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Revenues by Product

The following table presents Company’s net sales to external customers by main product lines for the three and six months ended October 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
	(in thousands)
Wallboard	$288,498	$269,975	$573,155	$521,271
Ceilings	101,646	85,400	201,356	171,749
Steel framing	103,203	96,075	207,854	180,417
Other products	154,657	140,396	307,796	268,209
Total net sales	$648,004	$591,846	$1,290,161	$1,141,646

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended October 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
	(in thousands, except per share data)
Net income	$18,023	$17,224	$33,366	$26,387
Basic earnings per common share:
Basic weighted average common shares outstanding	41,006	40,943	40,988	39,579
Basic earnings per common share	$0.44	$0.42	$0.81	$0.67
Diluted earnings per common share:
Basic weighted average common shares outstanding	41,006	40,943	40,988	39,579
Add: Shares of common stock assumed issued upon exercise of stock options	1,140	377	1,149	377
Diluted weighted average common shares outstanding	42,146	41,320	42,137	39,956
Diluted earnings per common share	$0.43	$0.42	$0.79	$0.66

12. Subsequent Events

On December 1, 2017, the Company granted 63,750 stock options and 21,766 restricted stock units to employees pursuant to its Equity Incentive Plan. The stock options vest ratably over a three-year period, have a 10‑year term and have a fair value of $12.81. The restricted stock units vest ratably over three years and have a fair value of $37.49. The fair value of the stock options was estimated using the Black-Scholes valuation model, and the fair value of restricted stock units was determined based on the closing price of GMS’s common stock on the date of grant. Total unrecognized compensation cost related to this grant is $1.6 million, which will be recognized over three years.

On December 4, 2017, the Company acquired Southwest Building Materials, Ltd. (“SWBM”). SWBM distributes wallboard, Armstrong ceiling products and other interior building products from a single location in Amarillo, Texas.

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

Business Overview

Founded in 1971, we are the leading North American distributor of wallboard and ceilings. Our core customer is the interior contractor, who typically installs wallboard, ceilings and our other interior construction products in commercial and residential buildings. As a leading specialty distributor, we serve as a critical link between our suppliers and a highly fragmented customer base of over 20,000 contractors. Our operating model combines a national platform with a local go‑to‑market strategy through over 210 branches across the country. We believe this combination enables us to generate economies of scale while maintaining the high service levels, entrepreneurial culture and customer intimacy of a local business.

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

Factors and Trends Affecting our Operating Results

General Economic Conditions and Outlook

Our business is sensitive to changes in general economic conditions, including, in particular, conditions in the North American commercial construction and housing markets. The markets we serve are broadly categorized as commercial new construction, commercial repair and remodeling (“R&R”), residential new construction and residential R&R. We believe all four end markets are currently in an extended period of expansion following a deep and prolonged downturn.

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

While residential R&R activity is typically more stable than new construction activity, we believe the prolonged period of under-investment during the recent downturn will result in above-average growth for the next several years. The primary drivers of residential R&R spending include changes in existing home prices, existing home sales, the average age of the housing stock, consumer confidence and interest rates. Private residential fixed investment (expenditures on residential structures and residential equipment owned by landlords and rented to tenants) as a percentage of U.S. GDP, a measure of residential R&R activity, equaled 3.8% in 2016, which is over 17% lower than the historic annual average of 4.6% (measured as the average from 1950 to 2016).

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

Acquisitions

We complement our organic growth strategy with selective, tuck‑in acquisitions. Since the beginning of full year 2014 through October 31, 2017, we have completed 25 strategic acquisitions totaling 58 branches. We believe that significant opportunities exist to expand our geographic footprint by executing additional strategic acquisitions and we consistently strive to maintain an extensive and active acquisition pipeline. We are often evaluating several acquisition opportunities at any given time.

Since the beginning of full year 2014 through October 31, 2017, we have completed the following acquisitions:

Acquired Company	Acquisition Date	Branches Acquired
Dakota Gypsum (ND)	August 1, 2013	1
Sun Valley Supply, Inc. (AZ)	August 19, 2013	1
Contractors’ Choice Supply, Inc. (TX)	August 1, 2014	1
Drywall Supply, Inc. (NE)	October 1, 2014	2
AllSouth Drywall Supply Company (GA)	November 24, 2014	1
Serrano Supply, Inc. (IA)	February 2, 2015	1
Ohio Valley Building Products, LLC (WV)	February 16, 2015	1
J&B Materials, Inc. (CA, HI)	March 16, 2015	5
Tri-Cities Drywall & Supply Co. (WA)	September 29, 2015	1
Badgerland Supply, Inc. (WI, IL)	November 2, 2015	6
Hathaway & Sons, Inc. (CA)	November 9, 2015	1
Gypsum Supply Company (MI, OH)	January 1, 2016	11
Robert N. Karpp Company, Inc. (MA)	February 1, 2016	3
Professional Handling & Distribution, Inc. (IL)	February 1, 2016	2
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1
Rockwise, LLC (AZ, CO)	July 5, 2016	3
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1
Olympia Building Supplies, LLC (FL)	September 1, 2016	3
United Building Materials, Inc. (OH)	October 3, 2016	3
Ryan Building Materials, Inc. (MI)	October 31, 2016	3
Interior Products Supply (IN)	December 5, 2016	1
Hawaii-based distribution business of Grabber Construction Products (HI)	February 1, 2017	1
ASI Building Products, LLC (MI)	August 1, 2017	3
Washington Builders Supply, Inc. (PA)	October 2, 2017	1

Our Products

The following is a summary of our net sales by product group for the three and six months ended October 31, 2017 and 2016:

	Three Months Ended				Six Months Ended
	October 31,	% of	October 31,	% of	October 31,	% of	October 31,	% of
	2017	Total	2016	Total	2017	Total	2016	Total
	(dollars in thousands)
Wallboard	$288,498	44.5%	$269,975	45.6%	$573,155	44.4%	$521,271	45.7%
Ceilings	101,646	15.7%	85,400	14.4%	201,356	15.6%	171,749	15.0%
Steel framing	103,203	15.9%	96,075	16.2%	207,854	16.1%	180,417	15.8%
Other products	154,657	23.9%	140,396	23.7%	307,796	23.9%	268,209	23.5%
Total net sales	$648,004		$591,846		$1,290,161		$1,141,646

Results of Operations

Three Months Ended October 31, 2017 and 2016

The following table summarizes key components of our results of operations for the three months ended October 31, 2017 and 2016:

	Three Months Ended
	October 31,
	2017	2016
	(dollars in thousands)
Statement of operations data:
Net sales	$648,004	$591,846
Cost of sales (exclusive of depreciation and amortization shown separately below)	435,744	398,622
Gross profit	212,260	193,224
Operating expenses:
Selling, general and administrative expenses	159,898	149,798
Depreciation and amortization	16,713	17,368
Total operating expenses	176,611	167,166
Operating income	35,649	26,058
Other (expense) income:
Interest expense	(7,917)	(7,154)
Write-off of debt discount and deferred financing fees	—	(1,466)
Other income, net	274	496
Total other (expense), net	(7,643)	(8,124)
Income before tax	28,006	17,934
Income tax expense	9,983	710
Net income	$18,023	$17,224
Non-GAAP measures:
Adjusted EBITDA(1)	$54,245	$49,519
Adjusted EBITDA margin(1)	8.4%	8.4%

(1)

Adjusted EBITDA and Adjusted EBITDA margin are non‑GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are important.

Net Sales

Net sales of $648.0 million increased $56.2 million, or 9.5%, from $591.8 million for the three months ended October 31, 2016 which includes a negative impact as a result of hurricanes of approximately $4 million during the three months ended October 31, 2017. Our performance in the three months ended October 31, 2017 was strong as our sales increased across all product categories. In the three months ended October 31, 2017, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $18.5 million, or 6.9%, compared to the three months ended October 31, 2016. The increase in wallboard sales was a result of an 4.3% increase in unit volume primarily driven by slightly higher end market demand, the impact of acquisitions, and a 2.5% increase in pricing. In addition, in the three months ended October 31, 2017, our ceilings sales increased $16.2 million, or 19.0%, from the three months ended October 31, 2016 The increase in ceilings sales was driven by commercial construction activity, improved pricing and the impact of acquisitions. Steel framing sales increased $7.1 million, or 7.4%. The increase in steel framing sales was primarily driven by commercial construction activity and the impact of acquisitions, partially offset by lower prices. For the three months ended October 31, 2017, our other products sales category, which includes tools, insulation, joint treatment and various other specialty products, increased $14.3 million, or 10.2%, compared to the three months ended October 31, 2016. Other products net sales consist primarily of complementary products, and therefore benefitted from increased net sales in wallboard, ceilings, and steel framing, further supplemented by improved pricing, targeted acquisitions and other strategic initiatives.

From February 2, 2016 through October 31, 2017, we have completed 11 acquisitions, totaling 21 branches. These acquisitions contributed $58.5 million and $30.8 million to our net sales in the three months ended

October 31, 2017 and 2016, respectively. Excluding these acquired sites, for the three months ended October 31, 2017 and 2016, our base business net sales increased $28.4 million, or 5.1%, compared to the three months ended October 31, 2016. The overall increase in our base business net sales reflects the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction.

The following table breaks out our consolidated net sales into the base business component and the excluded components, which consist of recently acquired branches, as shown below:

	Three Months Ended
	October 31,
(Unaudited)	2017	2016
	(dollars in thousands)
Base business net sales	$589,501	$561,073
Recently acquired net sales (excluded from base business)	58,503	30,773
Total net sales	$648,004	$591,846

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 2, 2016 and April 30, 2018 will be excluded from base business net sales for any period during fiscal year 2018.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition	Acquisition Date	Acquired	Periods Excluded
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1	April 4, 2016 - October 31, 2017
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1	May 2, 2016 - October 31, 2017
Rockwise, LLC (AZ, CO)	July 5, 2016	3	July 5, 2016 - October 31, 2017
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1	August 29, 2016 - October 31, 2017
Olympia Building Supplies, LLC (FL)	September 1, 2016	3	September 1, 2016 - October 31, 2017
United Building Materials, Inc. (OH)	October 3, 2016	3	October 3, 2016 - October 31, 2017
Ryan Building Materials, Inc. (MI)	October 31, 2016	3	October 31, 2016 - October 31, 2017
Interior Products Supply (IN)	December 5, 2016	1	December 5, 2016 - October 31, 2017
Hawaii-based distribution business of Grabber Construction Products (HI)	February 1, 2017	1	February 1, 2017 - October 31, 2017
ASI Building Products, LLC (MI)	August 1, 2017	3	August 1, 2017 - October 31, 2017
Washington Builders Supply, Inc. (PA)	October 2, 2017	1	October 2, 2017 - October 31, 2017

Gross Profit and Gross Margin

Gross profit was $212.3 million for the three months ended October 31, 2017 compared to $193.2 million for the three months ended October 31, 2016. The increase in gross profit was due to $56.2 million in additional sales, partially offset by a $37.1 million increase in cost of sales. Gross margin on net sales increased to 32.8% for the three months ended October 31, 2017 compared to 32.6% for the three months ended October 31, 2016 as the result of improved pricing and purchasing initiatives implemented in the first quarter of fiscal 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Our selling, general and administrative expenses increased $10.1 million, or 6.7%, to $159.9 million for the three months ended October 31, 2017 from $149.8 million for the three months ended October 31, 2016. The increase was due to a $6.4 million increase in delivery expenses, a $1.7 million increase in warehouse expenses and a $2.0 million increase in branch and corporate general and administrative expenses. The increase in delivery expenses was primarily due to a $3.6 million increase in payroll costs, a $1.6 million increase in equipment rental and maintenance costs and a $0.7 million increase in fuel costs. The increase in warehouse expenses was primarily due to a $0.6 million increase in payroll costs and a $0.7 million increase in facility costs. The increase in branch and corporate general and administrative expenses was primarily due to a $3.0 million increase in payroll and payroll related costs, a

$1.4 million increase in medical insurance costs and a $0.6 million increase in rent expense for buildings and facilities, partially offset by a $1.6 million decrease in non-cash compensation related to stock appreciation rights and non-controlling interests and a $1.2 million decrease in costs for acquisitions. The increases in payroll and payroll related costs were primarily due to pay increases and increased headcount, which in turn were due to the increase in delivered volume from base business and acquisitions. Selling, general and administrative expenses were 24.7% and 25.3% of our net sales for the three months ended October 31, 2017 and 2016, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense was $16.7 million for the three months ended October 31, 2017 compared to $17.4 million for the three months ended October 31, 2016. The decrease was primarily due a $0.5 million decrease in depreciation of delivery equipment and a $0.1 million decrease in amortization of acquired definite-lived intangible assets.

Other Expense

Other expense consists primarily of interest expense associated with our debt, interest income and miscellaneous non‑operating income and expense. Other expense was $7.6 million for the three months ended October 31, 2017 compared to $8.1 million for the three months ended October 31, 2016. Interest expense of $7.9 million for the three months ended October 31, 2017 increased by $0.7 million from $7.2 million for the three months ended October 31, 2016. Write-off of debt discount and deferred financing fees of $1.5 million in the prior year quarter ended October 31, 2016 primarily related to the refinancing of our first lien term loan facility.

Income Tax Expense

Income tax expense was $10.0 million for the three months ended October 31, 2017 compared to income tax expense of $0.7 million for the three months ended October 31, 2016. The increase in income tax expense was primarily the result of an increase in taxable income due to higher profitability. Our effective tax rate was 35.6% and 4.0% for the three months ended October 31, 2017 and 2016, respectively. The increase in the effective income tax rate from the three months ended October 31, 2016 to the three months ended October 31, 2017 was primarily due to the prior year election under section 338 (h)(10) of the Internal Revenue Code. As a result of this election, the Company decreased its deferred tax liabilities and tax expense in the three months ended October 31, 2016 by $7.0 million.

Net Income

Net income of $18.0 million for the three months ended October 31, 2017 increased $0.8 million from net income of $17.2 million for the three months ended October 31, 2016. The net income of $18.0 million for the three months ended October 31, 2017 was comprised of operating profit of $35.6 million, interest expense of $7.9 million, other income of $0.3 million and income tax expense of $10.0 million. The net income of $17.2 million for the three months ended October 31, 2016 was comprised of operating profit of $26.1 million, interest expense of $7.2 million, write-off of debt discount and deferred financing fees of $1.5 million, other income of $0.5 million and income tax expense of $0.7 million.

Adjusted EBITDA

Adjusted EBITDA of $54.2 million for the three months ended October 31, 2017 increased $4.7 million, or 9.5%, from our Adjusted EBITDA of $49.5 million for the three months ended October 31, 2016. The increase in Adjusted EBITDA was primarily due to a $9.6 million increase in operating income for the three months ended October 31, 2017. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA, reconciliations thereof to net income and a description of why we believe these measures are important.

Six Months Ended October 31, 2017 and 2016

The following table summarizes key components of our results of operations for the six months ended October 31, 2017 and 2016:

	Six Months Ended
	October 31,
	2017	2016
	(dollars in thousands)
Statement of operations data:
Net sales	$1,290,161	$1,141,646
Cost of sales (exclusive of depreciation and amortization shown separately below)	872,797	769,837
Gross profit	417,364	371,809
Operating expenses:
Selling, general and administrative expenses	315,970	284,856
Depreciation and amortization	33,058	33,163
Total operating expenses	349,028	318,019
Operating income	68,336	53,790
Other (expense) income:
Interest expense	(15,417)	(14,731)
Write-off of discount and deferred financing fees	(74)	(6,892)
Other income, net	564	1,089
Total other (expense), net	(14,927)	(20,534)
Income before tax	53,409	33,256
Income tax expense	20,043	6,869
Net income	$33,366	$26,387
Non-GAAP measures:
Adjusted EBITDA(1)	$106,994	$95,460
Adjusted EBITDA margin(1)	8.3%	8.4%

(1)

Adjusted EBITDA and Adjusted EBITDA margin are non‑GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are important.

Net Sales

Net sales of $1,290.2 million for the six months ended October 31, 2017 increased $148.5 million, or 13.0%, from $1,141.6 million for the six months ended October 31, 2016 which includes a negative impact as a result of hurricanes of approximately $4 million during the six months ended October 31, 2017. Our performance in the six months ended October 31, 2017 was strong as our sales increased across all product categories. In the six months ended October 31, 2017, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $51.9 million, or 10.0%, compared to the six months ended October 31, 2016. The increase in wallboard sales was a result of a 7.9% increase in unit volume primarily driven by greater end market demand, the impact of acquisitions and a 1.9% increase in pricing. In addition, in the six months ended October 31, 2017, our ceilings sales increased $29.6 million, or 17.2%, from the six months ended October 31, 2016, and steel framing sales increased $27.4 million, or 15.2%. The increases in ceilings and steel framing sales are primarily driven by commercial construction activity and higher ceiling prices. For the six months ended October 31, 2017, our other products sales category, which includes tools, insulation, joint treatment and various other specialty products, increased $39.6 million, or 14.8%, compared to the six months ended October 31, 2016. Other products net sales benefitted from significant pull through factor, further supplemented by pricing improvements, targeted acquisitions and other strategic initiatives.

From February 1, 2016 through October 31, 2017, we have completed 11 acquisitions, totaling 21 branches. These acquisitions contributed $114.5 million and $36.8 million to our net sales in the six months ended October 31, 2017 and 2016, respectively. Excluding these acquired sites, for the six months ended October 31, 2017 and 2016, our base business net sales increased $70.8 million, or 6.4%, compared to the six months ended October 31, 2016. The overall increase in our base business net sales reflects the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction, coupled with market share gains.

The following table breaks out our consolidated net sales into the base business component and the excluded components, which consist of recently acquired branches, as shown below:

	Six Months Ended
	October 31,
(Unaudited)	2017	2016
	(dollars in thousands)
Base business net sales	$1,175,678	$1,104,829
Recently acquired net sales (excluded from base business)	114,483	36,817
Total net sales	$1,290,161	$1,141,646

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 2, 2016 and April 30, 2018 will be excluded from base business net sales for any period during fiscal year 2018.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition	Acquisition Date	Acquired	Periods Excluded
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1	April 4, 2016 - October 31, 2017
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1	May 2, 2016 - October 31, 2017
Rockwise, LLC (AZ, CO)	July 5, 2016	3	July 5, 2016 - October 31, 2017
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1	August 29, 2016 - October 31, 2017
Olympia Building Supplies, LLC (FL)	September 1, 2016	3	September 1, 2016 - October 31, 2017
United Building Materials, Inc. (OH)	October 3, 2016	3	October 3, 2016 - October 31, 2017
Ryan Building Materials, Inc. (MI)	October 31, 2016	3	October 31, 2016 - October 31, 2017
Interior Products Supply (IN)	December 5, 2016	1	December 5, 2016 - October 31, 2017
Hawaii-based distribution business of Grabber Construction Products (HI)	February 1, 2017	1	February 1, 2017 - October 31, 2017
ASI Building Products, LLC (MI)	August 1, 2017	3	August 1, 2017 - October 31, 2017
Washington Builders Supply, Inc. (PA)	October 2, 2017	1	October 2, 2017 - October 31, 2017

Gross Profit and Gross Margin

Gross profit was $417.4 million for the six months ended October 31, 2017 compared to $371.8 million for the six months ended October 31, 2016. The increase in gross profit was due to $148.5 million in additional sales, partially offset by a $103.0 million increase in cost of sales. Gross margin on net sales decreased to 32.3% for the six months ended October 31, 2017 compared to 32.6% for the six months ended October 31, 2016 largely due to the higher cost of wall board material purchases along with changes in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $31.1 million, or 10.9%, to $316.0 million for the six months ended October 31, 2017 from $284.9 million for the six months ended October 31, 2016. The increase was due to a $14.3 million increase in delivery expenses, a $4.5 million increase in warehouse expense and a $12.3 million increase in branch and corporate general and administrative expenses. The increase in delivery expenses was primarily due to a $8.9 million increase in payroll costs and a $2.8 million increase in equipment rental costs. The increase in warehouse expenses was primarily due to a $1.7 million increase in payroll costs and a $1.9 million increase in facility costs. The increase in branch and corporate general and administrative expenses was primarily due to a $6.8 million increase in payroll and payroll related costs, a $3.6 million increase in medical insurance costs and a $1.6 million was increase in rent for buildings and facilities, partially offset by a $1.6 million decrease in costs for acquisitions. The increases in payroll and payroll related costs were primarily due to pay increases and increased headcount, which in turn were due to the increase in delivered volume from base business and acquisitions. Selling, general and administrative expenses were 24.5% and 25.0% of our net sales for the six months ended October 31, 2017 and 2016, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense was $33.1 million for six months ended October 31, 2017 compared to $33.2 million for the six months ended October 31, 2016. The decrease was primarily due to a decrease in depreciation expense of property and equipment of $0.9 million, partially offset by an increase in amortization of acquired definite-lived intangible assets of $0.8 million.

Other Expense

Other expense was $14.9 million for the six months ended October 31, 2017 compared to $20.5 million for the six months ended October 31, 2016. Interest expense of $15.4 million for the six months ended October 31, 2017 increased by $0.7 million from $14.7 million for the six months ended October 31, 2016. Write-off of debt discount and deferred financing fees of $0.1 million in the six months ended October 31, 2017 related to the refinancing of our first lien term loan facility. Write-off of debt discount and deferred financing fees of $6.9 million in the six months ended October 31, 2016 included $5.4 million which was written off in connection with the repayment of the $160.0 million principal amount of our second lien term loan facility and $1.5 million in connection with the refinancing our first lien term loan facility.

Income Tax Expense

Income tax expense was $20.0 million for the six months ended October 31, 2017 compared to income tax expense of $6.9 million for the six months ended October 31, 2016. The increase in income tax expense was primarily the result of an increase in taxable income due to higher profitability. Our effective tax rate was 37.5% and 20.7% for the six months ended October 31, 2017 and 2016, respectively. The increase in the effective tax rate from the six months ended October 31, 2016 to the six months ended October 31, 2017 was primarily due to the prior year election under section 338 (h)(10) of the Internal Revenue Code. As a result of this election, the Company decreased its deferred tax liabilities and tax expense in the three months ended October 31, 2016 by $7.0 million.

Net Income

Net income of $33.4 million for the six months ended October 31, 2017 increased $7.0 million from our net income of $26.4 million for the six months ended October 31, 2016. The net income of $33.4 million for the six months ended October 31, 2017 was comprised of operating profit of $68.3 million, interest expense of $15.4 million, write-off of discount and deferred financing fees of $0.1 million, other income of $0.6 million and income tax expense of $20.0 million. The net income of $26.4 million for the six months ended October 31, 2016 was comprised of operating profit of $53.8 million, interest expense of $14.7 million, write-off of discount and deferred financing fees of $6.9 million, other income of $1.1 million and income tax expense of $6.9 million.

Adjusted EBITDA

Adjusted EBITDA of $107.0 million for the six months ended October 31, 2017 increased $11.5 million, or 12.1%, from our Adjusted EBITDA of $95.5 million for the six months ended October 31, 2016. The increase in Adjusted EBITDA was primarily due to increased profitability on higher net sales during the six months ended October 31, 2017, which was partially offset by increases in variable costs to support the increased sales volumes. These variable costs include warehouse and delivery costs and other variable compensation costs. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA, reconciliations thereof to net income and a description of why we believe these measures are important.

Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our Asset Based Lending Credit Facility (“ABL Facility”) to finance working capital needs and capital expenditures. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our growth strategies, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.

As of October 31, 2017, we had available borrowing capacity of approximately $321.6 million under our $345.0 million ABL Facility. The ABL Facility will mature on November 18, 2021 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender.

During the six months ended October 31, 2017, the Company entered into the Second Amendment to First Lien Credit Agreement (the “Second Amendment”). The Second Amendment provides for a new first lien term loan facility under the First Lien Credit Agreement in the aggregate principal amount of approximately $577.6 million due in April 2023 that bears interest at a floating rate based on LIBOR, with a 1.00% floor, plus 3.00%, representing a fifty basis point improvement compared to the interest rate of the existing first lien term loan facility under the First Lien Credit Agreement immediately prior to giving effect to the Second Amendment. Net proceeds from the new first lien term loan facility and cash on hand were used to repay the existing first lien term loan facility of approximately $477.6 million and approximately $94.0 million of loans under its asset based revolving credit facility as well as related expenses.

For more information regarding our ABL Facility and other indebtedness, see Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Six Months Ended
	October 31,
	2017	2016
	(in thousands)
Cash provided by operating activities	$29,363	$691
Cash used in investing activities	(24,889)	(143,644)
Cash provided by financing activities	746	140,268
Increase (decrease) in cash and cash equivalents	$5,220	$(2,685)

Operating Activities

Cash provided by, or used in, operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, equity‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities, which were primarily the changes in working capital discussed below.

Net cash provided by operating activities was $29.4 million for the six months ended October 31, 2017. This cash provided was primarily driven by net income of $33.4 million, non-cash adjustments of $35.7 million, including depreciation and amortization of $33.1 million and increased accounts payable of $14.6 million, which were partially offset by cash used for accounts and notes receivable of $21.8 million, decreased accrued compensation and benefits of $16.4 million, cash used to build inventory of $7.4 million and the net use of cash from the combination of increases or decreases in other current assets and liabilities of $8.7 million.

Net cash provided by operating activities was $0.7 million for the six months ended October 31, 2016.  This cash provided was primarily driven by net income of $26.4 million and non‑cash adjustments of $42.5 million, including depreciation and amortization of $41.4 million. This was partially offset by cash used to build primary working capital of $32.2 million, primarily driven by an increase in trade accounts and notes receivable and inventory, coupled with cash used for current assets and liabilities, net of $23.6 million and deferred tax benefits of $12.4 million.

Investing Activities

Net cash used in investing activities consists primarily of acquisitions; investments in our facilities including purchases of land, buildings, and leasehold improvements; and purchases of fleet assets, IT and other equipment. We present this figure net of proceeds from asset sales which typically relate to sales of our fleet assets and closed facilities.

Net cash used in investing activities was $24.9 million for the six months ended October 31, 2017, which consisted of $18.4 million used to acquire businesses during the period and $8.4 million used for purchases of property and equipment, partially offset by $1.9 million in proceeds from the sale of assets.

Net cash used in investing activities was $143.6 million for the six months ended October 31, 2016, which consisted of $139.9 million used to acquire businesses during the period and $5.0 million used for purchases of property and equipment, partially offset by $1.3 million in proceeds from the sale of assets.

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

Net cash provided by financing activities was $0.7 million for the six months ended October 31, 2017, consisting primarily of an increase on the First Lien Facility of $100.0 million offset by of net repayments of the ABL Facility of $91.4 million. Net cash provided by financing activities was $140.3 million for the six months ended October 31, 2016, consisting primarily of proceeds from the IPO of $156.9 million, an increase on the First Lien Facility of $100.0 million and net borrowings from the ABL Facility of $50.4 million, offset by the repayment of the Second Lien Facility of $160.0 million.

Adjusted Working Capital

Adjusted working capital is an important measurement that we use in determining the efficiencies of our operations and our ability to readily convert assets into cash. Adjusted working capital represents current assets, excluding cash and cash equivalents, minus current liabilities, excluding current maturities of long‑term debt. The material components of adjusted working capital for us include accounts receivable, inventory and accounts payable. Management of our adjusted working capital helps to ensure we can maximize our return and continue to invest in our operations for future growth. Comparing our adjusted working capital to that of other companies in our industry may be difficult, as other companies may calculate adjusted working capital differently than we do. Adjusted working capital is a non-GAAP measure. See “—Non-GAAP Financial Measures—Adjusted Working Capital,” for how we define and calculate Adjusted Working Capital, a reconciliation thereof to working capital and a description of why we believe this measure is important.

A summary of working capital and adjusted working capital as of October 31, 2017 and April 30, 2017 is shown in the following table:

	October 31,	April 30,
	2017	2017
	(in thousands)
Trade accounts and notes receivable, net of allowances	$354,394	$328,988
Inventories, net	209,932	200,234
Accounts payable	(118,918)	(102,688)
	445,408	426,534
Other current assets	35,039	25,964
Other current liabilities	(109,520)	(107,814)
Working capital	$370,927	$344,684
Cash and cash equivalents	(19,781)	(14,561)
Current maturities of long-term debt	27,786	11,530
Adjusted working capital	$378,932	$341,653

Our adjusted working capital increased by $37.3 million from April 30, 2017 to October 31, 2017 as a result of an increase in working capital of $26.2 million and an increase of $16.3 million in current maturities of long term debt, offset partially by an increase in cash and cash equivalents of $5.2 million. Working capital increased as a result of an increase in trade accounts and notes receivable of $25.4 million, an increase of inventories, net of $9.7 million and an increase in other current assets of $9.1 million, partially offset by an increase in accounts payable of $16.2 million and an increase in other current liabilities of $1.7 million. The increase in trade accounts and notes receivable was related primarily to increases in net sales.

Debt Covenants

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of October 31, 2017.

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants as of October 31, 2017.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding recently adopted accounting pronouncements.

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. We report our financial results in accordance with GAAP. However, we present Adjusted EBITDA and Adjusted EBITDA margin, which are not recognized financial measures under GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting trends in our operating results, while other measures can differ significantly depending on long‑term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments.

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

The following is a reconciliation of our net income to Adjusted EBITDA for the three and six months ended October 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
	(dollars in thousands)
Net income	$18,023	$17,224	$33,366	$26,387
Interest expense	7,917	7,154	15,417	14,731
Write-off of debt discount and deferred financing fees	—	1,466	74	6,892
Interest income	(26)	(35)	(49)	(78)
Income tax expense	9,983	710	20,043	6,869
Depreciation expense	6,023	6,548	12,013	12,930
Amortization expense	10,690	10,820	21,045	20,233
Stock appreciation expense or (income)(a)	642	(144)	1,232	(236)
Redeemable noncontrolling interests(b)	164	2,531	1,030	2,823
Equity-based compensation(c)	375	686	847	1,359
Severance and other permitted costs(d)	113	118	317	258
Transaction costs (acquisitions and other)(e)	88	1,827	246	2,481
Loss (gain) on sale of assets	(207)	68	(597)	(130)
Management fee to related party(f)	—	—	—	188
Effects of fair value adjustments to inventory(g)	187	457	187	621
Interest rate cap mark-to-market(h)	238	89	434	132
Secondary public offering costs(i)		—	631	—
Debt transaction costs(j)	35	—	758	—
Adjusted EBITDA	$54,245	$49,519	$106,994	$95,460

(a)	Represents non‑cash compensation expenses (income) related to stock appreciation rights agreements.
(b)	Represents non‑cash compensation expense related to changes in the redemption values of noncontrolling interests.
(c)	Represents non‑cash equity‑based compensation expense related to the issuance of stock options.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents one‑time costs related to our IPO and acquisitions (other than the Acquisition) paid to third party advisors.
(f)	Represents management fees paid by us to AEA. Following our IPO, AEA no longer receives management fees from us.
(g)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents the mark‑to‑market adjustments for the interest rate cap.
(i)	Represents one-time costs related to our secondary offering paid to third party advisors.
(j)	Represents expenses paid to third party advisors related to debt refinancing activities.

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

The following is a reconciliation from working capital, the most directly comparable financial measure under GAAP, to adjusted working capital as of the dates presented:

	October 31,	April 30,
	2017	2017
	(in thousands)
Current assets	$599,365	$555,186
Current liabilities	228,438	210,502
Working capital	$370,927	$344,684
Cash and cash equivalents	(19,781)	(14,561)
Current maturities of long-term debt	27,786	11,530
Adjusted working capital	$378,932	$341,653

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. However, we have entered into an interest rate cap on three-month U.S. dollar LIBOR based on a strike rate of 2.0%, which effectively caps the interest rate at 5.0% on an initial notional amount of $275.0 million of our variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms. Excluding the impact of this interest rate cap and the interest rate floor on the First Lien Facility, each 1% increase in interest rates on the First Lien Facility would increase our annual interest expense by approximately $5.7 million based on balances outstanding under the First Lien Facility as of October 31, 2017. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $3.5 million increase in our annual interest expense on the ABL Facility. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements. As of October 31, 2017, $12.0 million was outstanding under the ABL Facility and $574.7 million aggregate principal amount was outstanding under the First Lien Facility.

Other than noted above, there have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As a result of these material weaknesses, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos‑containing products they distributed prior to 1979. Since 2002 and as of October 31, 2017, approximately 960 asbestos‑related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 911 have been dismissed without any payment by us, 42 are pending and only 7 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Item 1A.  Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

We are hereby correcting a typographical error that appeared in our proxy statement, dated August 22, 2017, concerning the deadline, under Rule 14a-8 under the Exchange Act, for stockholders to submit proposals to be included in our proxy statement for our 2018 annual meeting of stockholders. The error appeared in the section of our proxy statement titled “Questions and Answers About the Proxy Materials and the Annual Meeting,” and the corrected deadline is as follows:

Pursuant to Rule 14a-8 under the Exchange Act, some stockholder proposals may be eligible for inclusion in our proxy statement for the 2018 annual meeting of stockholders. Proposals by stockholders must comply with all requirements of applicable rules of the SEC, including Rule 14a-8 under the Exchange Act, and be mailed to our General Counsel and Corporate Secretary at 100 Crescent Center Parkway, Suite 800, Tucker, Georgia 30084 no later than the close of business on April 24, 2018 (120 days prior to the anniversary of the mailing date of our proxy statement for the 2017 annual meeting of stockholders).

Item 6.  Exhibits

(a)	Exhibits. The following exhibits are filed as part of this report:

Exhibit No.		Exhibit Description
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

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	*	XBRL Instance Document.
101 SCH	*	XBRL Taxonomy Extension Schema Document.
101 CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101 PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GMS INC.

Date: December 7, 2017	By:	/s/ H. Douglas Goforth
H. Douglas Goforth
Chief Financial Officer
(Principal Financial Officer)