Form 10-Q
period 2018-01-31
GMS Inc.
filed 2018-03-06
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

There were 41,040,800 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of March 6, 2018

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

PART I – Financial Information

Item 1.  Financial Statements

GMS Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	January 31,	April 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$28,939	$14,561
Trade accounts and notes receivable, net of allowances of $10,665 and $9,851, respectively	319,025	328,988
Inventories, net	227,564	200,234
Prepaid expenses and other current assets	18,104	11,403
Total current assets	593,632	555,186
Property and equipment, net of accumulated depreciation of $81,648 and $71,409, respectively	158,013	154,465
Goodwill	426,810	423,644
Intangible assets, net	232,214	252,293
Other assets	7,682	7,677
Total assets	$1,418,351	$1,393,265
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$98,924	$102,688
Accrued compensation and employee benefits	49,043	58,393
Other accrued expenses and current liabilities	40,020	37,891
Current portion of long-term debt	15,949	11,530
Total current liabilities	203,936	210,502
Non-current liabilities:
Long-term debt, less current portion	581,535	583,390
Deferred income taxes, net	14,256	26,820
Other liabilities	34,958	35,371
Liabilities to noncontrolling interest holders, less current portion	15,381	22,576
Total liabilities	850,066	878,659
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 41,041 and 40,971 shares issued as of January 31, 2018 and April 30, 2017, respectively	410	410
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued as of January 31, 2018 and April 30, 2017	—	—
Additional paid-in capital	488,289	488,459
Retained earnings	79,673	26,621
Accumulated other comprehensive loss	(87)	(884)
Total stockholders’ equity	568,285	514,606
Total liabilities and stockholders’ equity	$1,418,351	$1,393,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
Net sales	$585,508	$562,523	$1,875,669	$1,704,169
Cost of sales (exclusive of depreciation and amortization shown separately below)	390,088	376,796	1,262,885	1,146,633
Gross profit	195,420	185,727	612,784	557,536
Operating expenses:
Selling, general and administrative	156,262	147,260	472,232	432,116
Depreciation and amortization	16,490	18,316	49,548	51,479
Total operating expenses	172,752	165,576	521,780	483,595
Operating income	22,668	20,151	91,004	73,941
Other (expense) income:
Interest expense	(7,871)	(7,431)	(23,288)	(22,162)
Write-off of debt discount and deferred financing fees	—	(211)	(74)	(7,103)
Other income, net	401	1,081	965	2,170
Total other (expense), net	(7,470)	(6,561)	(22,397)	(27,095)
Income before taxes	15,198	13,590	68,607	46,846
Provision (benefit) for income taxes	(4,488)	5,363	15,555	12,232
Net income	$19,686	$8,227	$53,052	$34,614
Weighted average common shares outstanding:
Basic	41,036	40,943	41,004	40,035
Diluted	42,228	41,578	42,167	40,670
Net income per share:
Basic	$0.48	$0.20	$1.29	$0.86
Diluted	$0.47	$0.20	$1.26	$0.85
Comprehensive income
Net income	$19,686	$8,227	$53,052	$34,614
Changes in other comprehensive income, net of tax	401	226	797	238
Comprehensive income	$20,087	$8,453	$53,849	$34,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	January 31,
	2018	2017
Cash flows from operating activities:
Net income	$53,052	$34,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	18,021	19,395
Write-off, accretion and amortization of debt discount and deferred financing fees	2,141	9,142
Amortization of intangible assets	31,527	32,084
Provision for losses on accounts and notes receivable	133	(434)
Provision for obsolescence of inventory	113	427
Increase (decrease) in fair value of contingent consideration	195	(388)
Equity-based compensation	1,473	1,669
Gain on sale of assets	(648)	(242)
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	14,545	(3,179)
Inventories	(23,617)	(25,708)
Accounts payable	(5,723)	318
Deferred income taxes	(12,860)	(14,773)
Prepaid expenses and other assets	(1,719)	(1,425)
Accrued compensation and employee benefits	(7,140)	(3,057)
Accrued expenses and liabilities	1,289	(321)
Liabilities to noncontrolling interest holders	(2,000)	908
Income tax receivable / payable	(5,049)	(12,690)
Cash provided by operating activities	63,733	36,340
Cash flows from investing activities:
Purchases of property and equipment	(13,408)	(6,900)
Proceeds from sale of assets	2,374	3,245
Acquisition of businesses, net of cash acquired	(23,568)	(145,976)
Cash used in investing activities	(34,602)	(149,631)
Cash flows from financing activities:
Repayments on the revolving credit facility	(597,092)	(817,598)
Borrowings from the revolving credit facility	493,739	836,507
Payments of principal on long-term debt	(4,332)	(3,381)
Principal repayments of capital lease obligations	(4,530)	(3,819)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	—	156,941
Repayment of term loan	—	(160,000)
Borrowings from term loan amendment	577,616	481,225
Repayment of term loan amendment	(477,616)	(381,225)
Debt issuance costs on revolving credit facility amendment	—	(1,342)
Debt issuance costs	(636)	(2,487)
Payments for taxes related to net share settlement of equity awards	(1,441)	—
Proceeds from exercises of stock options	130	—
Other financing activities	(591)	—
Cash (used in) provided by financing activities	(14,753)	104,821
Increase (decrease) in cash and cash equivalents	14,378	(8,470)
Cash and cash equivalents, beginning of period	14,561	19,072
Cash and cash equivalents, end of period	$28,939	$10,602
Supplemental cash flow disclosures:
Cash paid for income taxes	$35,005	$39,831
Cash paid for interest	21,192	20,038
Supplemental schedule of noncash activities:
Assets acquired under capital lease	$7,953	$6,667
Issuance of installment notes associated with equity-based compensation liability awards	11,898	5,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”), through its wholly-owned operating subsidiaries, is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary specialty building products. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We have created a national footprint with more than 210 branches across 42 states.

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

Initial and Secondary Public Offerings

On May 13, 2016, we amended and restated our certificate of incorporation to increase our authorized share count to 550.0 million shares of stock, including 500.0 million shares of common stock and 50.0 million shares of preferred stock, each with a par value $0.01 per share and to split our common stock 10.158 for 1. Unless otherwise noted herein, historic share data has been adjusted to give effect to the stock split.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On December 14, 2017, certain of our stockholders completed an additional secondary public offering of 5.0 million shares of the Company’s common stock at a price to the public of $38.25 per share. We did not receive any proceeds from the sale of our common stock by the selling stockholders.

Revision of Financial Statements

During the preparation of the Annual Report on Form 10-K for the year ended April 30, 2017, the Company determined that cash flows related to payments of working capital settlements were inappropriately classified as financing activities in the Consolidated Statements of Cash Flows for the year ended April 30, 2016 and the quarters ended July 31, 2016, October 31, 2016 and January 31, 2017. This resulted in understatements of cash used in investing activities (specifically the line item acquisitions of businesses, net of cash acquired) and cash provided by financing activities (specifically the line item cash paid for contingent consideration). The Company concluded that this misstatement was not material to the Company’s previously issued financial statements and that amendments of previously filed reports were therefore not required. However, the Company has elected to revise the previously reported quarterly amount in the Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

The effect of this revision on the line items within the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended January 31, 2017 was as follows:

	Nine Months Ended January 31, 2017
	As Previously
	Reported	Adjustment	As Revised
	(in thousands)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	$(141,650)	$(4,326)	$(145,976)
Cash used in investing activities	$(145,305)	$(4,326)	$(149,631)
Cash flows from financing activities:
Cash paid for contingent consideration	$(4,326)	$4,326	$—
Cash provided by financing activities	$100,495	$4,326	$104,821

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

Insurance Liabilities

The Company is self‑insured for certain losses related to medical claims. The Company has stop‑loss coverage to limit the exposure arising from medical claims. The Company has deductible‑based insurance policies for certain losses related to general liability, automobile and workers’ compensation. The deductible amount per incident is $0.3 million, $0.5 million and $1.0 million for general liability, workers’ compensation and automobile, respectively. The coverage consists of a primary layer and an excess layer. The primary layer of coverage is from $0.5 million to $2.0 million and the excess layers cover claims from $2.0 million to $100.0 million. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Insurance losses for claims filed

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.

As of January 31, 2018 and April 30, 2017, the aggregate liabilities for medical self‑insurance were $4.3 million and $3.4 million, respectively, and are included in other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheets. As of January 31, 2018 and April 30, 2017, reserves for general liability, automobile and workers’ compensation totaled approximately $15.8 million and $15.9 million, respectively, and are included in other accrued expenses and current liabilities and other liabilities in the Condensed Consolidated Balance Sheets. As of January 31, 2018 and April 30, 2017, amounts recoverable for medical, general liability, automobile and workers’ compensation totaled approximately $6.2 million and $6.7 million, respectively, and are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheets.

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

The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In this evaluation, the Company considers both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The primary negative evidence considered includes the cumulative operating losses generated in prior periods. The primary positive evidence considered includes the reversal of deferred tax liabilities primarily related to depreciation and amortization that would occur within the same jurisdiction and during the carryforward period necessary to absorb the federal and state net operating losses and other deferred tax assets.

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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The carrying value of cash and cash equivalents, receivables, accounts payable, other current liabilities and accrued interest approximates fair value due to their short‑term natures. Based on borrowing rates available to the Company for loans with similar terms, the carrying values of the Company’s debt approximate fair value.

Accounting guidance establishes a three‑level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As discussed in Note 7, we have recorded stock appreciation rights, deferred compensation and redeemable noncontrolling interests at their expected fair values. The determination of these fair values is based on Level 3 inputs. These inputs include a volatility rate based on comparable entities, a discount rate, the expected time to redemption of the liabilities, historical values of the book equity of certain subsidiaries, and market information for comparable entities. The use of these inputs to derive the fair value of the liabilities at a point in time can result in volatility to the financial statements. We also use Level 3 inputs to measure fair value on a non-recurring basis for acquisitions and impairment testing.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of outstanding shares of common stock for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units (collectively "Common Stock Equivalents"), were exercised or converted into common stock.  The dilutive effect of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise, the amount of compensation cost attributed to future services and not yet recognized and the amount of excess tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the awards. Diluted earnings per share is computed by increasing the weighted‑average number of outstanding shares of common stock computed in basic earnings per share to include the dilutive effect of Common Stock Equivalents for the period. In periods of net loss, the number of shares used to calculate diluted loss per share is the same as basic net loss per share.

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

The Company plans to adopt the standard in the first quarter of its fiscal year ending April 30, 2019 and expects to use the modified retrospective approach. The Company has substantially completed its assessment of the new revenue recognition guidance.  Based upon current interpretations, we do not anticipate the adoption of this standard to have a material impact on our financial statements; aside from adding expanded disclosures, which are currently under consideration, as are further considerations of potential additional or expanded internal controls over financial reporting.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Leases—In February 2016, the FASB issued authoritative guidance on accounting for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with such classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for the Company's fiscal year beginning May 1, 2019 (the first day of fiscal 2020), including interim reporting periods within that fiscal year. A modified transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company is still evaluating the impact of its pending adoption of the new standard on its financial statements, the Company expects that upon adoption it will recognize material ROU assets and liabilities.

Stock Compensation—In March 2016, the FASB issued authoritative guidance that simplifies many key aspects of the accounting for and cash flow presentation of employee share-based compensation transactions, including accounting for income taxes, forfeitures and statutory withholding requirements. The Company adopted this guidance on May 1, 2017 (the first day of fiscal 2018) on a prospective basis. Effective May 1, 2017, the Company now records all excess tax benefits or tax deficiencies as a component of its provision for income taxes in the statement of operations. The Company recorded excess tax benefits of $1.2 million during the nine months ended January 31, 2018. Additionally, the Company now presents excess tax benefits or deficiencies as operating cash flows versus reclassifying the amount out of operating cash flows and presenting it in financing activities in the statement of cash flows.

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

The Company has accounted for all business combinations using the acquisition method. The assets acquired and liabilities assumed were recognized at their acquisition date fair values based on valuation analyses. In valuing acquired assets and liabilities, fair value estimates used Level 3 inputs, including future expected cash flows and discount rates. Goodwill was measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is all attributable to our one operating reportable segment. The results of operations of acquisitions are reflected in the Company’s Condensed Consolidated Financial Statements from the date of acquisition.

Fiscal 2018 Acquisitions

During the nine months ended January 31, 2018, the Company completed the following acquisitions, with an aggregate purchase price of $21.9 million of cash consideration, subject to finalization of working capital settlement

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

amounts. The pro forma impact of these acquisitions is not presented as the effects were not material to the Company’s Condensed Consolidated Financial Statements.

Company Name	Form of Acquisition	Date of Acquisition
ASI Building Products, LLC	Purchase of net assets	August 1, 2017
Washington Builders Supply, Inc.	Purchase of net assets	October 2, 2017
Southwest Building Materials, Ltd.	Purchase of net assets	December 4, 2017

The preliminary allocation of purchase consideration for these acquisitions is summarized as follows:

Preliminary
Purchase Price
Allocation
January 31, 2018
(in thousands)
Trade accounts and notes receivable	$4,525
Inventories	3,824
Property and equipment	909
Tradenames	1,000
Vendor agreement	1,000
Below market leases	350
Intangible assets	8,920
Goodwill	3,310
Liabilities assumed	(1,945)
Purchase price	$21,893

The goodwill and intangible assets related to these acquisitions are expected to be deductible for U.S. federal income tax purposes. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but, the Company is waiting for additional information (related to the finalization of working capital settlements) necessary to finalize those fair values. Thus, the provisional measurements of fair value set forth above are preliminary. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the applicable acquisition date.

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

Company Name	Form of Acquisition	Date of Acquisition
Wall & Ceiling Supply Co., Inc.	Purchase of net assets	May 2, 2016
Rockwise, LLC	Purchase of net assets	July 5, 2016
Steven F. Kempf Building Materials, Inc.	Purchase of net assets	August 29, 2016
Olympia Building Supplies, LLC/Redmill, Inc.	Purchase of 100% of outstanding common stock	September 1, 2016
United Building Materials, Inc.	Purchase of net assets	October 3, 2016
Ryan Building Materials, Inc.	Purchase of net assets	October 31, 2016
Interior Products Supply	Purchase of net assets	December 5, 2016
Hawaii-based distribution business of Grabber Construction Products	Purchase of net assets	February 1, 2017

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The preliminary allocation of purchase consideration for these acquisitions is summarized as follows:

	Preliminary		Preliminary
	Purchase Price		Purchase Price
	Allocation	Adjustments/	Allocation
	April 30, 2017	Reclassifications	January 31, 2018
	(in thousands)
Cash and cash equivalents	$1,558	$—	$1,558
Trade accounts and notes receivable	37,691	(63)	37,628
Inventories	16,504	—	16,504
Other current assets	657	14	671
Property and equipment	8,357	—	8,357
Tradenames	9,490	—	9,490
Customer relationships	64,660	—	64,660
Goodwill	37,728	(144)	37,584
Deferred tax liability	(6,011)	—	(6,011)
Liabilities assumed	(16,958)	560	(16,398)
Purchase price	$153,676	$367	$154,043

During the nine months ended January 31, 2018, the Company recorded adjustments to working capital for fiscal 2017 acquisitions resulting in an increase in total consideration paid of $0.4 million. As of January 31, 2018, goodwill of $25.4 million and other intangible assets of $53.6 million related to these acquisitions are expected to be deductible for U.S. federal income tax purposes. Also as of January 31, 2018, goodwill of $12.2 million and other intangible assets of $20.6 million related to these acquisitions are expected to be nondeductible for U.S. federal income tax purposes. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize the fair values of certain acquisitions for which final working capital settlements have not been determined. The additional information necessary is that which will result from these settlements. Such changes are not expected to be significant. The Company expects to complete the purchase price allocation for certain of these acquisitions as soon as practicable but no later than one year from the applicable acquisition date.

3. Goodwill and Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill during the nine months ended January 31, 2018:

Carrying
Amount
(in thousands)
Balance as of May 1, 2017	$423,644
Goodwill acquired	3,310
Purchase price adjustments	(144)
Balance as of January 31, 2018	$426,810

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Intangible Assets

The following table presents the components of the Company’s definite-lived intangible assets as of January 31, 2018 and April 30, 2017:

	Estimated	Weighted	January 31, 2018
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 13	10.9	$281,839	$140,825	$141,014
Definite-lived tradenames	5 - 20	18.0	26,250	2,901	23,349
Vendor agreements	8 - 10	8.3	6,644	2,754	3,890
Leasehold interests	7 - 15	9.0	2,866	746	2,120
Other	5	5.0	521	47	474
Totals			$318,120	$147,273	$170,847

	Estimated	Weighted	April 30, 2017
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 13	10.9	$273,196	$111,291	$161,905
Definite-lived tradenames	5 - 20	18.3	25,250	1,718	23,532
Vendor agreement	8	8.0	5,644	2,176	3,468
Leasehold interests	7 - 13	8.2	2,516	496	2,020
Totals			$306,606	$115,681	$190,925

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flow generated by such assets, and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $10.5 million and $31.5 million for the three and nine months ended January 31, 2018, respectively, and $11.9 million and $32.1 million for the three and nine months ended January 31, 2017, respectively. Amortization expense is recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $10.0 million during the remaining three months in the year ending April 30, 2018 and $34.8 million, $27.9 million, $22.6 million, $18.3 million and $57.2 million during the years ending April 30, 2019, 2020, 2021, 2022 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

The Company’s indefinite-lived intangible assets consist of tradenames that had a carrying amount of $61.4 million as of January 31, 2018 and April 30, 2017.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Long-Term Debt

The Company’s long‑term debt consisted of the following as of January 31, 2018 and April 30, 2017:

	January 31,	April 30,
	2018	2017
	(in thousands)
First Lien Term Loan due 2023 (1) (2)	$564,141	$470,245
ABL Facility	—	103,353
Capital lease obligations, at an annual rate of 5.50%, due in monthly installments through 2023	19,034	15,611
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2023 (3)	14,309	5,711
Carrying value of debt	597,484	594,920
Less current portion	15,949	11,530
Long-term debt	$581,535	$583,390

(1)	Net of unamortized discount of $2,677 and $1,658 as of January 31, 2018 and April 30, 2017, respectively.
(2)	Net of deferred financing costs of $6,466 and $5,712 as of January 31, 2018 and April 30, 2017, respectively.
(3)	Net of unamortized discount of $1,599 and $751 as of January 31, 2018 and April 30, 2017, respectively.

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

On June 1, 2016, the Company used the IPO proceeds together with cash on hand to repay the $160.0 million principal amount of our term loan debt outstanding under our Second Lien Facility, which was a payment in full of the entire loan balance due under the Second Lien Facility. In addition, the Company recorded a write-off of debt discount and deferred financing fees of $5.4 million, which is included in write-off of discount and deferred financing fees in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended January 31, 2017.

On September 27, 2016, the Company entered into an Incremental First Lien Term Commitments Amendment (the “First Amendment”), among the Borrower, Holdings, the other Loan Parties party thereto, Credit Suisse AG, as administrative agent and as new incremental first lien lender, which amended the First Lien Credit Agreement, dated April 1, 2014 (the “First Lien Credit Agreement”), among the Borrower, Holdings, the financial institutions from time to time party thereto, as lenders, and Credit Suisse AG, as administrative agent and collateral agent. The First Amendment amended the First Lien Credit Agreement to, among other things, provide for a new first lien term loan facility of approximately $481.2 million with an interest at floating rate based on LIBOR, with a 1.00% floor, plus 3.50%, representing a twenty-five basis point improvement compared to the interest rate of the existing First Lien Facility immediately prior to giving effect to the First Amendment. Net proceeds from the new First Lien Facility were used to repay the Company’s existing First Lien Facility of $381.2 million and a portion of the loans under the ABL Facility as well as to pay related expenses. The Company recorded a write-off of debt discount and deferred financing fees of $1.5

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

million, which is included in write-off of discount and deferred financing fees in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended January 31, 2017.

On June 7, 2017, the Company entered into the Second Amendment to First Lien Credit Agreement (the “Second Amendment”), among the Borrower, Holdings, the other Loan Parties party thereto, Credit Suisse AG, as administrative agent and as 2017 incremental first lien lender, which amended the First Lien Credit Agreement (as amended by the First Amendment and as supplemented from time to time). The Second Amendment provides for a new first lien term loan facility under the First Lien Credit Agreement in the aggregate principal amount of approximately $577.6 million due on April 1, 2023 that bears interest at a floating rate based on LIBOR, with a 1.00% floor, plus 3.00%, representing a fifty basis point improvement compared to the interest rate of the existing First Lien Facility immediately prior to giving effect to the Second Amendment. As of January 31, 2018, the applicable rate of interest was 4.77%.  Net proceeds were used to repay the existing First Lien Loan outstanding balance of approximately $477.6 million and approximately $94.0 million of loans under its asset based revolving credit facility as well as to pay related expenses. The Company recorded a write-off of debt discount and deferred financing fees of $0.1 million, which is included in write-off of discount and deferred financing fees in the Condensed Consolidated Statements of Operations and Comprehensive Income for the nine months ended January 31, 2018.

Asset Based Lending Facility

The Company has an Asset Based Lending Credit Facility (the “ABL Facility”) that provides for aggregate revolving commitments of $345.0 million (including same day swing line borrowings of $34.5 million). GYP Holdings III Corp. is the lead borrower (in such capacity, the “Lead Borrower”). Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.

At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based at LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. As of January 31, 2018, the applicable rate of interest was 4.75%. The ABL Facility also contains an unused commitment fee subject to utilization, as included in the ABL Facility agreement.

        As of January 31, 2018, the Company had available borrowing capacity of approximately $333.6 million under the ABL Facility. The ABL Facility will mature on November 18, 2021 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company's request and without the consent of any other lender. The ABL Facility contains a cross default provision with the First Lien Facility.

Covenants under the ABL Facility and First Lien Facility

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of January 31, 2018.

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all restrictive covenants as of January 31, 2018.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions, including the lowering of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Because the Company’s fiscal 2018 ends April 30, 2018, the Company’s tax provision for the current fiscal year will utilize a blended statutory federal rate of 30.4%, calculated by applying a prorated percentage of the number of days prior to and subsequent to the January 1, 2018 effective date of the Tax Act. In future fiscal years, the Company expects its statutory federal rate to be 21%. During the three months ended January 31, 2018, the Company revised its estimated annual effective tax rate to reflect the change in the federal statutory rate.

In connection with the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to companies that have not completed their accounting for the income tax effects of the Tax Act. Under SAB 118, provisional amounts can be recorded to the extent a reasonable estimate can be made. Additional tax effects and adjustments to previously recorded provisional amounts can be recorded upon obtaining, preparing, or analyzing additional information (including computations) within one year from the enactment date of the Tax Act.

As of January 31, 2018, the Company was still assessing the overall impact of the Tax Act on its financial statements and had not completed its accounting for the tax effects of the Tax Act. The Company has reported provisional amounts reflecting reasonable estimates for the re-measurement of net deferred tax liabilities as of January 31, 2018 due to the reduction in the corporate rate. The Company recorded a provisional income tax benefit of $7.8 million for this re-measurement, which is included in provision (benefit) for income taxes in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended January 31, 2018.

The estimated impact of the Tax Act was based on a preliminary review of the new law and is subject to revision due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act or any updates or changes to estimates the Company has utilized to calculate the impacts.  Among the factors that could affect the accuracy of our provisional amounts is uncertainty about the statutory tax rate applicable to our deferred income tax assets and liabilities, since the actual rate will be dependent on the timing of realization or settlement of such assets and liabilities. As of January 31, 2018, we estimated the dates when such realization or settlement would occur. The actual dates when such realization or settlement occurs may be significantly different from our estimates, which could result in the ultimate revaluation of our deferred income taxes to be different from our provisional amounts. Additionally, the Company continues to analyze additional information and guidance related to certain aspects of the Tax Act, such as limitations on the deductibility of executive compensation, conformity or changes by state taxing authorities in response to The Act, and the deductibility of other expenses impacted by the Tax Act. The Company will complete its accounting for the Tax Act once the Company has obtained, prepared and analyzed all information needed (including computations) for its analysis, but no later than one year from the enactment date of the Tax Act.

The Company’s effective income tax rate on continuing operations for the nine months ended January 31, 2018 was 22.7% compared to an effective income tax rate of 26.1% for the nine months ended January 31, 2017. The decrease in the effective income tax rate was primarily due to income tax effects of the Tax Act as discussed above, offset by the prior year election under section 338 (h)(10) of the Internal Revenue Code. As a result of this election, the Company decreased its deferred tax liabilities and tax expense in the nine months ended January 31, 2017 by $7.0 million.

The Company had valuation allowances of $0.3 million against its deferred tax assets related to certain tax jurisdictions as of January 31, 2018 and April 30, 2017. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.

The Company had no material uncertain tax positions as of January 31, 2018 and April 30, 2017.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Equity-Based Compensation

General

The Company has granted options to purchase the Company’s common stock under its 2014 GYP Holdings I Corp. Stock Option Plan. The stock options granted under this plan vest over a four-year period and have a 10‑year term. In October 2017, the shareholders of the Company approved the GMS Inc. Equity Incentive Plan (the “Equity Incentive Plan”). Future grants will be made from the Equity Incentive Plan. The Equity Incentive Plan is administered by a committee of the Board of Directors, which determines the terms of the awards granted. Under the Equity Incentive Plan, the committee may grant various forms of equity-based incentive compensation, including stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards, among others. The Company’s Equity Incentive Plan provides for the issuance of a maximum of 2.5 million shares, of which approximately 2.4  million shares were still available for grant as of January 31, 2018.  The Company intends to use authorized and unissued shares to satisfy share award exercises, unless otherwise noted.

The Company measures compensation cost for all share‑based awards at fair value on the grant date (or measurement date if different) and recognizes compensation expense, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the quoted price of GMS’s common stock on the date of grant.  The Company estimates forfeitures based on historical analysis of actual forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually.

Stock Option Awards

The following table presents stock option activity for the nine months ended January 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
	(shares and dollars in thousands)
Outstanding as of May 1, 2017	2,088	$13.49	7.23	$47,336
Options granted	63	37.49
Options exercised	(171)	12.56
Options forfeited	—	—
Options expired	—	—
Outstanding as of January 31, 2018	1,980	$14.34	6.58	$39,493
Exercisable as of January 31, 2018	1,559	$12.89	6.33	$33,339
Vested and expected to vest as of January 31, 2018	1,980	$14.34	7.52	$39,493

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the nine months ended January 31, 2018 was $3.7 million. There were no stock option exercises during the nine months ended January 31, 2017.  As of January 31, 2018, there was $1.3 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The fair value of stock options granted during the nine months ended January 31, 2018 and 2017 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	January 31,
	2018	2017
Volatility	30.86%	41.10%
Expected life (years)	6.0	6.0
Risk-free interest rate	2.18%	1.53%
Dividend yield	—%	—%

The weighted average grant date fair value of options granted during the nine months ended January 31, 2018 and 2017 was $12.81 per share and $9.53 per share, respectively. The expected volatility was based on the average volatility of peer public entities that are similar in size and industry since prior to our IPO discussed in Note 1, “—Initial and Secondary Public Offerings,” we did not have sufficient history to estimate the expected volatility of our common stock price. The expected life of stock options was based on previous history of exercises. The risk‑free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield was 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the trading day immediately preceding the date of the grant.

Restricted Stock Units

During the nine months ended January 31, 2018, the Company granted 21,766 restricted stock units to employees pursuant to its Equity Incentive Plan. The restricted stock units vest ratably over three years and have a fair value of $37.49 per unit. As of January 31, 2018, there was $0.7 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.8 years.

7. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

Certain subsidiaries have equity based compensation arrangements with certain of the subsidiary’s employees and minority shareholders. These arrangements are stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders. Since these arrangements are typically settled in cash or notes, the Company accounts for these arrangements as liability awards and measures at fair value. Total expense related to these instruments was $3.2 million during the nine months ended January 31, 2018 and was included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income.

Stock Appreciation Rights

Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over four years, upon a triggering event. As of January 31, 2018, all stock appreciation rights were vested. Current liabilities related to these plans of $0.3 million and $0.9 million were included in accrued compensation and employee benefits as of January 31, 2018 and April 30, 2017, respectively. Long‑term liabilities related to these plans of $21.7 million and $19.8 million were included in other liabilities as of January 31, 2018 and April 30, 2017, respectively. Below is a summary of changes to the liability (in thousands):

Stock appreciation rights as of May 1, 2017	$20,662
Amounts redeemed	(501)
Change in fair value	1,863
Stock appreciation rights as of January 31, 2018	$22,024

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Deferred Compensation

Certain shareholders of the Company’s subsidiaries have entered into deferred compensation agreements that granted the shareholders a payment based on a percentage in excess of book value, adjusted for certain provisions, upon an occurrence as defined in the related agreements, which are called “Buy Sell” agreements. These instruments are redeemed in cash or installment notes, generally paid in annual installments generally over the five years following termination of employment. Current liabilities related to these plans of $0.1 million and $0.3 million were included in accrued compensation and employee benefits as of January 31, 2018 and April 30, 2017, respectively. Long-term liabilities related to these plans of $2.1 million and $3.5 million were included in other liabilities as of January 31, 2018 and April 30, 2017, respectively. Below is a summary of changes to the liability (in thousands):

Deferred compensation as of May 1, 2017	$3,750
Amounts redeemed	(1,733)
Change in fair value	178
Deferred compensation as of January 31, 2018	$2,195

Redeemable Noncontrolling Interests

Noncontrolling interests were issued to certain employees of the Company’s subsidiaries. All of the noncontrolling interest awards are subject to mandatory redemption on termination of employment for any reason. These instruments are redeemed in cash or installment notes and are generally paid in annual installments generally over the five years following termination of employment. Current liabilities related to these instruments of $0.4 million and $1.7 million were included in accrued compensation and employee benefits as of January 31, 2018 and April 30, 2017, respectively. Long-term liabilities related to these instruments of $15.4 million and $22.6 million were included in liabilities to noncontrolling interest holders, less current portion as of January 31, 2018 and April 30, 2017, respectively. Below is a summary of changes to the liability (in thousands):

Non-controlling interests as of May 1, 2017	$24,309
Amounts redeemed	(9,664)
Change in fair value	1,192
Non-controlling interests as of January 31, 2018	$15,837

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

8. Transactions With Related Parties

The Company leases office and warehouse facilities from partnerships or entities owned by certain stockholders of GMS Inc. and its subsidiaries. As of January 31, 2018, these leases had expiration dates through fiscal 2025. Rent expense related to these leases was $0.2 million and $0.6 million for the three and nine months ended January 31, 2018 and 2017, respectively. Rent expense related to these leases is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. Certain stockholders of the Company are stockholders of SWP, which was spun‑off from Gypsum Management and Supply, Inc. on August 31, 2012. The Company purchased inventory from SWP for distribution in the amount of $3.3 million and $10.5 million during the three and nine months ended January 31, 2018, respectively. The Company purchased inventory from SWP for distribution in the amount of $3.2 million and $9.6 million during the three and nine months ended January 31, 2017, respectively. Amounts due to SWP for purchases of inventory for distribution were $0.9 million and $1.1 million, respectively, as of January 31, 2018 and April 30, 2017 and are included in accounts payable in the Condensed Consolidated Balance Sheets.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In connection with the IPO, the Company terminated its management agreement with AEA. The agreement required the Company to pay AEA an annual management fee of $2.3 million per year for advisory and consulting services. The Company paid the final payment of $0.2 million during the nine months ended January 31, 2017, which is included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables present segment results for the three and nine months ended January 31, 2018 and 2017:

	Three Months Ended January 31, 2018
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$579,974	$193,329	$16,252	$41,658
Other	5,534	2,091	59	549
Corporate	—	—	179	—
	$585,508	$195,420	$16,490	$42,207

	Three Months Ended January 31, 2017
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$557,774	$183,503	$18,018	$39,910
Other	4,749	2,224	77	768
Corporate	—	—	221	—
	$562,523	$185,727	$18,316	$40,678

	Nine Months Ended January 31, 2018
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$1,858,259	$606,388	$48,744	$147,534
Other	17,410	6,396	183	1,667
Corporate	—	—	621	—
	$1,875,669	$612,784	$49,548	$149,201

	Nine Months Ended January 31, 2017
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$1,689,407	$551,788	$50,597	$134,706
Other	14,762	5,748	236	1,432
Corporate	—	—	646	—
	$1,704,169	$557,536	$51,479	$136,138

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a reconciliation of Adjusted EBITDA to net income for the three and nine months ended January 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
	(in thousands)
Adjusted EBITDA	$42,207	$40,678	$149,201	$136,138
Interest expense	(7,871)	(7,431)	(23,288)	(22,162)
Write-off of debt discount and deferred financing fees	—	(211)	(74)	(7,103)
Interest income	44	23	93	101
Income tax benefit (expense)	4,488	(5,363)	(15,555)	(12,232)
Depreciation expense	(6,009)	(6,465)	(18,021)	(19,395)
Amortization expense	(10,481)	(11,851)	(31,527)	(32,084)
Stock appreciation (expense) or income(a)	(631)	498	(1,863)	734
Redeemable noncontrolling interests(b)	(340)	(256)	(1,370)	(3,079)
Equity-based compensation(c)	(430)	(622)	(1,277)	(1,981)
Severance and other permitted costs(d)	(8)	(57)	(325)	(315)
Transaction costs (acquisitions and other)(e)	(75)	(305)	(321)	(2,783)
Gain on sale of assets	51	114	648	244
Management fee to related party(f)	—	—	—	(188)
Effects of fair value adjustments to inventory(g)	(89)	(155)	(276)	(776)
Interest rate cap mark-to-market(h)	(276)	(109)	(710)	(241)
Secondary public offering costs(i)	(894)	—	(1,525)	—
Debt transaction costs(j)	—	(261)	(758)	(264)
Net income	$19,686	$8,227	$53,052	$34,614

(a)	Represents non‑cash income or expenses related to stock appreciation rights agreements.
(b)	Represents non‑cash compensation expense related to changes in the redemption values of noncontrolling interests.
(c)	Represents non‑cash equity‑based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents one‑time costs related to our IPO and acquisitions paid to third party advisors.
(f)	Represents management fees paid by us to AEA. Following our IPO, AEA no longer receives management fees from us.
(g)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents the mark‑to‑market adjustments for the interest rate cap.
(i)	Represents one-time costs related to our secondary offering paid to third-party advisors.
(j)	Represents expenses paid to third party advisors related to debt refinancing activities.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Revenues by Product

The following table presents Company’s net sales to external customers by main product lines for the three and nine months ended January 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
	(in thousands)
Wallboard	$256,413	$254,979	$829,568	$776,250
Ceilings	90,360	81,768	291,716	253,518
Steel framing	96,744	93,514	304,598	273,931
Other products	141,991	132,262	449,787	400,470
Total net sales	$585,508	$562,523	$1,875,669	$1,704,169

11. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended January 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net income	$19,686	$8,227	$53,052	$34,614
Basic earnings per common share:
Basic weighted average common shares outstanding	41,036	40,943	41,004	40,035
Basic earnings per common share	$0.48	$0.20	$1.29	$0.86
Diluted earnings per common share:
Basic weighted average common shares outstanding	41,036	40,943	41,004	40,035
Add: Common Stock Equivalents	1,192	635	1,163	635
Diluted weighted average common shares outstanding	42,228	41,578	42,167	40,670
Diluted earnings per common share	$0.47	$0.20	$1.26	$0.85

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

Acquisitions

We complement our organic growth strategy with selective, tuck‑in acquisitions. Since the beginning of full year 2014 through January 31, 2018, we have completed 26 strategic acquisitions totaling 59 branches. We believe that significant opportunities exist to expand our geographic footprint by executing additional strategic acquisitions and we consistently strive to maintain an extensive and active acquisition pipeline. We are often evaluating several acquisition opportunities at any given time.

Since the beginning of full year 2014 through January 31, 2018, we have completed the following acquisitions:

Acquired Company	Acquisition Date	Branches Acquired
Dakota Gypsum (ND)	August 1, 2013	1
Sun Valley Supply, Inc. (AZ)	August 19, 2013	1
Contractors’ Choice Supply, Inc. (TX)	August 1, 2014	1
Drywall Supply, Inc. (NE)	October 1, 2014	2
AllSouth Drywall Supply Company (GA)	November 24, 2014	1
Serrano Supply, Inc. (IA)	February 2, 2015	1
Ohio Valley Building Products, LLC (WV)	February 16, 2015	1
J&B Materials, Inc. (CA, HI)	March 16, 2015	5
Tri-Cities Drywall & Supply Co. (WA)	September 29, 2015	1
Badgerland Supply, Inc. (WI, IL)	November 2, 2015	6
Hathaway & Sons, Inc. (CA)	November 9, 2015	1
Gypsum Supply Company (MI, OH)	January 1, 2016	11
Robert N. Karpp Company, Inc. (MA)	February 1, 2016	3
Professional Handling & Distribution, Inc. (IL)	February 1, 2016	2
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1
Rockwise, LLC (AZ, CO)	July 5, 2016	3
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1
Olympia Building Supplies, LLC (FL)	September 1, 2016	3
United Building Materials, Inc. (OH)	October 3, 2016	3
Ryan Building Materials, Inc. (MI)	October 31, 2016	3
Interior Products Supply (IN)	December 5, 2016	1
Hawaii-based distribution business of Grabber Construction Products (HI)	February 1, 2017	1
ASI Building Products, LLC (MI)	August 1, 2017	3
Washington Builders Supply, Inc. (PA)	October 2, 2017	1
Southwest Building Materials, Ltd. (TX)	December 4, 2017	1

Our Products

The following is a summary of our net sales by product group for the three and nine months ended January 31, 2018 and 2017:

	Three Months Ended				Nine Months Ended
	January 31,	% of	January 31,	% of	January 31,	% of	January 31,	% of
	2018	Total	2017	Total	2018	Total	2017	Total
	(dollars in thousands)
Wallboard	$256,413	43.8%	$254,979	45.3%	$829,568	44.2%	$776,250	45.6%
Ceilings	90,360	15.4%	81,768	14.6%	291,716	15.6%	253,518	14.8%
Steel framing	96,744	16.5%	93,514	16.6%	304,598	16.2%	273,931	16.1%
Other products	141,991	24.3%	132,262	23.5%	449,787	24.0%	400,470	23.5%
Total net sales	$585,508		$562,523		$1,875,669		$1,704,169

Results of Operations

Three Months Ended January 31, 2018 and 2017

The following table summarizes key components of our results of operations for the three months ended January 31, 2018 and 2017:

	Three Months Ended
	January 31,
	2018	2017
	(dollars in thousands)
Statement of operations data:
Net sales	$585,508	$562,523
Cost of sales (exclusive of depreciation and amortization shown separately below)	390,088	376,796
Gross profit	195,420	185,727
Operating expenses:
Selling, general and administrative expenses	156,262	147,260
Depreciation and amortization	16,490	18,316
Total operating expenses	172,752	165,576
Operating income	22,668	20,151
Other (expense) income:
Interest expense	(7,871)	(7,431)
Write-off of debt discount and deferred financing fees	—	(211)
Other income, net	401	1,081
Total other (expense), net	(7,470)	(6,561)
Income before taxes	15,198	13,590
Provision (benefit) for income taxes	(4,488)	5,363
Net income	$19,686	$8,227
Non-GAAP measures:
Adjusted EBITDA(1)	$42,207	$40,678
Adjusted EBITDA margin(1)	7.2%	7.2%

(1)

Adjusted EBITDA and Adjusted EBITDA margin are non‑GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are important.

Net Sales

Net sales of $585.5 million increased $23.0 million, or 4.1%, from $562.5 million for the three months ended January 31, 2017. Our performance in the three months ended January 31, 2018 was strong as our sales increased across all product categories. In the three months ended January 31, 2018, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $1.4 million, or 0.6%, compared to the three months ended January 31, 2017. The increase in wallboard sales was driven by a 2.9% increase in price, which offset the 1.9% decrease in unit volume. In addition, in the three months ended January 31, 2018, our ceilings sales increased $8.6 million, or 10.5%, from the three months ended January 31, 2017. The increase in ceilings sales was driven by commercial construction activity, improved pricing and the impact of acquisitions. Steel framing sales increased $3.2 million, or 3.5%, driven by commercial construction activity and improved pricing. For the three months ended January 31, 2018, our other products sales category, which includes tools, insulation, joint treatment and various other specialty products, increased $9.7 million, or 7.4%, compared to the three months ended January 31, 2017. Other products net sales consist primarily of complementary products, and therefore benefitted from increased net sales in wallboard, ceilings and steel framing, further supplemented by improved pricing, targeted acquisitions and other strategic initiatives.

From February 2, 2016 through January 31, 2018, we have completed 12 acquisitions, totaling 22 branches. These acquisitions contributed $60.0 million and $52.0 million to our net sales in the three months ended January 31, 2018 and 2017, respectively. Excluding these acquired sites, for the three months ended January 31, 2018 and 2017, our base business net sales increased $14.9 million, or 2.9%, compared to the three months ended

January 31, 2017. The overall increase in our base business net sales reflects the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction.

The following table breaks out our consolidated net sales into the base business component and the excluded components, which consist of recently acquired branches, as shown below:

	Three Months Ended
	January 31,
(Unaudited)	2018	2017
	(in thousands)
Base business net sales	$525,453	$510,519
Recently acquired net sales (excluded from base business)	60,055	52,004
Total net sales	$585,508	$562,523

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 2, 2016 and April 30, 2018 will be excluded from base business net sales for any period during fiscal year 2018.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition	Acquisition Date	Acquired	Periods Excluded
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1	April 4, 2016 - January 31, 2018
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1	May 2, 2016 - January 31, 2018
Rockwise, LLC (AZ, CO)	July 5, 2016	3	July 5, 2016 - January 31, 2018
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1	August 29, 2016 - January 31, 2018
Olympia Building Supplies, LLC (FL)	September 1, 2016	3	September 1, 2016 - January 31, 2018
United Building Materials, Inc. (OH)	October 3, 2016	3	October 3, 2016 - January 31, 2018
Ryan Building Materials, Inc. (MI)	October 31, 2016	3	October 31, 2016 - January 31, 2018
Interior Products Supply (IN)	December 5, 2016	1	December 5, 2016 - January 31, 2018
Hawaii-based distribution business of Grabber Construction Products (HI)	February 1, 2017	1	February 1, 2017 - January 31, 2018
ASI Building Products, LLC (MI)	August 1, 2017	3	August 1, 2017 - January 31, 2018
Washington Builders Supply, Inc. (PA)	October 2, 2017	1	October 2, 2017 - January 31, 2018
Southwest Building Materials, Ltd. (TX)	December 4, 2017	1	December 4, 2017 - January 31, 2018

Gross Profit and Gross Margin

Gross profit was $195.4 million for the three months ended January 31, 2018 compared to $185.7 million for the three months ended January 31, 2017. The increase in gross profit was due to $23.0 million in additional sales, partially offset by a $13.3 million increase in cost of sales. Gross margin on net sales increased to 33.4% for the three months ended January 31, 2018 compared to 33.0% for the three months ended January 31, 2017 as the result of improved pricing and purchasing initiatives implemented in the first quarter of fiscal 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Our selling, general and administrative expenses increased $9.0 million, or 6.1%, to $156.3 million for the three months ended January 31, 2018 from $147.3 million for the three months ended January 31, 2017. The increase was due to a $4.8 million increase in delivery expenses, a $1.3 million increase in warehouse expenses and a $2.9 million increase in branch and corporate general and administrative expenses. The increase in delivery expenses was primarily due to a $2.0 million increase in payroll costs, a $1.5 million increase in equipment rental and maintenance costs and a $0.8 million increase in fuel costs. The increase in warehouse expenses was primarily due to a $0.6 million increase in payroll costs and a $0.5 million increase in facility costs. The increase in branch and corporate general and administrative expenses was primarily due to a $0.5 million increase in payroll and payroll related costs, a $1.4 million increase in medical insurance costs and a $0.5 million increase in rent expense for buildings and facilities.

The increases in payroll and payroll related costs were primarily due to pay increases and increased headcount, which in turn were due to the increase in delivered volume from base business and acquisitions. Selling, general and administrative expenses were 26.7% and 26.2% of our net sales for the three months ended January 31, 2018 and 2017, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense was $16.5 million for the three months ended January 31, 2018 compared to $18.3 million for the three months ended January 31, 2017. The decrease was primarily due to a $0.5 million decrease in depreciation of delivery equipment and a $1.3 million decrease in amortization of acquired definite-lived intangible assets.

Other Expense

Other expense consists primarily of interest expense associated with our debt, interest income and miscellaneous non‑operating income and expense. Other expense was $7.5 million for the three months ended January 31, 2018 compared to $6.6 million for the three months ended January 31, 2017. Interest expense of $7.9 million for the three months ended January 31, 2018 increased by $0.5 million from $7.4 million for the three months ended January 31, 2017. Write-off of debt discount and deferred financing fees of $0.2 million in the prior year quarter ended January 31, 2017 related to costs written off in connection with the second amendment of our ABL facility.

Income Taxes

We recognized an income tax benefit of $4.5 million during the three months ended January 31, 2018 compared to income tax expense of $5.4 million during the three months ended January 31, 2017. The change in income taxes was primarily due to the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). More specifically, we recognized a  provisional income tax benefit of $7.8 million related to the re-measurement of net deferred tax liabilities in connection with enactment of the Tax Act. For more information regarding the Tax Act and its impact on us, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Our effective tax rate was (29.7)% and 39.5% for the three months ended January 31, 2018 and 2017, respectively. The decrease in the effective income tax rate from the three months ended January 31, 2017 to the three months ended January 31, 2018 was primarily due to the impact of the Tax Act.

Net Income

Net income of $19.7 million for the three months ended January 31, 2018 increased $11.6 million from net income of $8.2 million for the three months ended January 31, 2017. The net income of $19.7 million for the three months ended January 31, 2018 was comprised of operating profit of $22.7 million, interest expense of $7.9 million, other income of $0.4 million and income tax benefit of $(4.5) million. The net income of $8.2 million for the three months ended January 31, 2017 was comprised of operating profit of $20.2 million, interest expense of $7.4 million, write-off of debt discount and deferred financing fees of $0.2 million, other income of $1.1 million and income tax expense of $5.4 million.

Adjusted EBITDA

Adjusted EBITDA of $42.2 million for the three months ended January 31, 2018 increased $1.5 million, or 3.8%, from our Adjusted EBITDA of $40.7 million for the three months ended January 31, 2017. The increase in Adjusted EBITDA was primarily due to a $2.5 million increase in operating income for the three months ended January 31, 2018. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA, reconciliations thereof to net income and a description of why we believe these measures are important.

Nine Months Ended January 31, 2018 and 2017

The following table summarizes key components of our results of operations for the nine months ended January 31, 2018 and 2017:

	Nine Months Ended
	January 31,
	2018	2017
	(dollars in thousands)
Statement of operations data:
Net sales	$1,875,669	$1,704,169
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,262,885	1,146,633
Gross profit	612,784	557,536
Operating expenses:
Selling, general and administrative expenses	472,232	432,116
Depreciation and amortization	49,548	51,479
Total operating expenses	521,780	483,595
Operating income	91,004	73,941
Other (expense) income:
Interest expense	(23,288)	(22,162)
Write-off of discount and deferred financing fees	(74)	(7,103)
Other income, net	965	2,170
Total other (expense), net	(22,397)	(27,095)
Income before tax	68,607	46,846
Income tax expense	15,555	12,232
Net income	$53,052	$34,614
Non-GAAP measures:
Adjusted EBITDA(1)	$149,201	$136,138
Adjusted EBITDA margin(1)	8.0%	8.0%

(1)

Adjusted EBITDA and Adjusted EBITDA margin are non‑GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are important.

Net Sales

Net sales of $1,875.7 million for the nine months ended January 31, 2018 increased $171.5 million, or 10.1%, from $1,704.2 million for the nine months ended January 31, 2017 which includes a negative impact as a result of hurricanes of approximately $4 million during the nine months ended January 31, 2018. Our performance in the nine months ended January 31, 2018 was strong as our sales increased across all product categories. In the nine months ended January 31, 2018, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $53.3 million, or 6.9%, compared to the nine months ended January 31, 2017. The increase in wallboard sales was a result of a 4.7% increase in unit volume primarily driven by greater end market demand, the impact of acquisitions and a 2.2% increase in pricing. In addition, in the nine months ended January 31, 2018, our ceilings sales increased $38.2 million, or 15.1%, from the nine months ended January 31, 2017, and steel framing sales increased $30.7 million, or 11.2%. The increases in ceilings and steel framing sales are primarily driven by commercial construction activity and higher ceiling prices. For the nine months ended January 31, 2018, our other products sales category, which includes tools, insulation, joint treatment and various other specialty products, increased $49.3 million, or 12.3%, compared to the nine months ended January 31, 2017. Other products net sales benefitted from increased net sales in wallboard, ceilings and steel framing, further supplemented by pricing improvements, targeted acquisitions and other strategic initiatives.

From February 2, 2016 through January 31, 2018, we have completed 12 acquisitions, totaling 22 branches. These acquisitions contributed $174.5 million and $88.8 million to our net sales in the nine months ended January 31, 2018 and 2017, respectively. Excluding these acquired sites, for the nine months ended January 31, 2018 and 2017, our base business net sales increased $85.8 million, or 5.3%, compared to the nine months ended January 31, 2017. The overall increase in our base business net sales reflects the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction, coupled with market share gains.

The following table breaks out our consolidated net sales into the base business component and the excluded components, which consist of recently acquired branches, as shown below:

	Nine Months Ended
	January 31,
(Unaudited)	2018	2017
	(in thousands)
Base business net sales	$1,701,131	$1,615,348
Recently acquired net sales (excluded from base business)	174,538	88,821
Total net sales	$1,875,669	$1,704,169

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 2, 2016 and April 30, 2018 will be excluded from base business net sales for any period during fiscal year 2018.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition	Acquisition Date	Acquired	Periods Excluded
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1	April 4, 2016 - January 31, 2018
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1	May 2, 2016 - January 31, 2018
Rockwise, LLC (AZ, CO)	July 5, 2016	3	July 5, 2016 - January 31, 2018
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1	August 29, 2016 - January 31, 2018
Olympia Building Supplies, LLC (FL)	September 1, 2016	3	September 1, 2016 - January 31, 2018
United Building Materials, Inc. (OH)	October 3, 2016	3	October 3, 2016 - January 31, 2018
Ryan Building Materials, Inc. (MI)	October 31, 2016	3	October 31, 2016 - January 31, 2018
Interior Products Supply (IN)	December 5, 2016	1	December 5, 2016 - January 31, 2018
Hawaii-based distribution business of Grabber Construction Products (HI)	February 1, 2017	1	February 1, 2017 - January 31, 2018
ASI Building Products, LLC (MI)	August 1, 2017	3	August 1, 2017 - January 31, 2018
Washington Builders Supply, Inc. (PA)	October 2, 2017	1	October 2, 2017 - January 31, 2018
Southwest Building Materials, Ltd. (TX)	December 4, 2017	1	December 4, 2017 - January 31, 2018

Gross Profit and Gross Margin

Gross profit was $612.8 million for the nine months ended January 31, 2018 compared to $557.5 million for the nine months ended January 31, 2017. The increase in gross profit was due to $171.5 million in additional sales, partially offset by a $116.3 million increase in cost of sales. Gross margin on net sales remained fairly consistent at 32.7% for the nine months ended January 31, 2018 and 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $40.1 million, or 9.3%, to $472.2 million for the nine months ended January 31, 2018 from $432.1 million for the nine months ended January 31, 2017. The increase was due to a $19.1 million increase in delivery expenses, a $5.8 million increase in warehouse expense and a $15.2 million increase in branch and corporate general and administrative expenses. The increase in delivery expenses was primarily due to a $10.1 million increase in payroll costs, a $4.3 million increase in equipment rental costs and a $1.9 million increase in fuel costs. The increase in warehouse expenses was primarily due to a $2.3 million increase in payroll costs and a $2.4 million increase in facility costs. The increase in branch and corporate general and administrative expenses was primarily due to a $7.2 million increase in payroll and payroll related costs, a $5.0 million increase in medical insurance costs, a $0.9 million increase in non-cash compensation related to stock appreciation rights and non-controlling interests and a $2.1 million was increase in rent for buildings and facilities, partially offset by a $1.8 million decrease in costs for acquisitions. The increases in payroll and payroll related costs were primarily due to pay increases and increased headcount, which in turn were due to the increase in delivered volume from base business and acquisitions. Selling, general and administrative expenses were 25.2% and 25.4% of our net sales for the nine months ended January 31, 2018 and 2017, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense was $49.5 million for nine months ended January 31, 2018 compared to $51.5 million for the nine months ended January 31, 2017. The decrease was primarily due to a decrease in depreciation expense of property and equipment of $1.4 million and a decrease in amortization of acquired definite-lived intangible assets of $0.6 million.

Other Expense

Other expense was $22.4 million for the nine months ended January 31, 2018 compared to $27.1 million for the nine months ended January 31, 2017. Interest expense of $23.3 million for the nine months ended January 31, 2018 increased by $1.1 million from $22.2 million for the nine months ended January 31, 2017. Write-off of debt discount and deferred financing fees of $0.1 million in the nine months ended January 31, 2018 related to the refinancing of our first lien term loan facility. Write-off of debt discount and deferred financing fees of $7.1 million in the nine months ended January 31, 2017 included $5.4 million which was written off in connection with the repayment of the $160.0 million principal amount of our second lien term loan facility, $1.5 million in connection with the refinancing our first lien term loan facility and $0.2 million in connection with the second amendment of our ABL facility.

Income Taxes

Income tax expense was $15.6 million for the nine months ended January 31, 2018 compared to income tax expense of $12.2 million for the nine months ended January 31, 2017. The increase in income tax expense was primarily due to an increase in taxable income due to higher profitability, partially offset by the impact of the Tax Act. More specifically, we recognized a  provisional income tax benefit of $7.8 million related to the re-measurement of net deferred tax liabilities in connection with enactment of the Tax Act. For more information regarding the Tax Act and its impact on us, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Our effective tax rate was 22.7% and 26.1% for the nine months ended January 31, 2018 and 2017, respectively. The decrease in the effective tax rate from the nine months ended January 31, 2017 to the nine months ended January 31, 2018 was primarily due to the impact of the Tax Act, partially offset by the prior year election under section 338 (h)(10) of the Internal Revenue Code. As a result of this election, the Company decreased its deferred tax liabilities and tax expense in the nine months ended January 31, 2017 by $7.0 million. The Company expects its effective tax rate for the year ending April 30, 2018, excluding the impact of discrete items, to approximate 35.5%.

Net Income

Net income of $53.1 million for the nine months ended January 31, 2018 increased $18.4 million from our net income of $34.6 million for the nine months ended January 31, 2017. The net income of $53.1 million for the nine months ended January 31, 2018 was comprised of operating profit of $91.0 million, interest expense of $23.3 million, write-off of discount and deferred financing fees of $0.1 million, other income of $1.0 million and income tax expense of $15.6 million. The net income of $34.6 million for the nine months ended January 31, 2017 was comprised of operating profit of $73.9 million, interest expense of $22.2 million, write-off of discount and deferred financing fees of $7.1 million, other income of $2.2 million and income tax expense of $12.2 million.

Adjusted EBITDA

Adjusted EBITDA of $149.2 million for the nine months ended January 31, 2018 increased $13.1 million, or 9.6%, from our Adjusted EBITDA of $136.1 million for the nine months ended January 31, 2017. The increase in Adjusted EBITDA was primarily due to increased profitability on higher net sales during the nine months ended January 31, 2018, which was partially offset by increases in variable costs to support the increased sales volumes. These variable costs include warehouse and delivery costs and other variable compensation costs. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA, reconciliations thereof to net income and a description of why we believe these measures are important.

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

As of January 31, 2018, we had available borrowing capacity of approximately $333.6 million under our $345.0 million ABL Facility. The ABL Facility will mature on November 18, 2021 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender.

During the nine months ended January 31, 2018, the Company entered into the Second Amendment to First Lien Credit Agreement (the “Second Amendment”). The Second Amendment provides for a new first lien term loan facility under the First Lien Credit Agreement in the aggregate principal amount of approximately $577.6 million due in April 2023 that bears interest at a floating rate based on LIBOR, with a 1.00% floor, plus 3.00%, representing a fifty basis point improvement compared to the interest rate of the existing first lien term loan facility under the First Lien Credit Agreement immediately prior to giving effect to the Second Amendment. Net proceeds from the new first lien term loan facility and cash on hand were used to repay the existing first lien term loan facility of approximately $477.6 million and approximately $94.0 million of loans under its asset based revolving credit facility as well as related expenses.

For more information regarding our ABL Facility and other indebtedness, see Note 4 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Nine Months Ended
	January 31,
	2018	2017
	(in thousands)
Cash provided by operating activities	$63,733	$36,340
Cash used in investing activities	(34,602)	(149,631)
Cash (used in) provided by financing activities	(14,753)	104,821
Increase (decrease) in cash and cash equivalents	$14,378	$(8,470)

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, equity‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities, which were primarily the changes in working capital discussed below.

Net cash provided by operating activities was $63.7 million for the nine months ended January 31, 2018. This cash provided was primarily driven by net income of $53.1 million, non-cash adjustments of $53.0 million, including depreciation and amortization of $49.5 million and decreased accounts and notes receivable of $14.5 million, which were partially offset by cash used to build inventory of $23.6 million and the net use of cash from the combination of increases or decreases in other current assets and liabilities of $33.2 million.

Net cash provided by operating activities was $36.3 million for the nine months ended January 31, 2017.  This cash provided was primarily driven by net income of $34.6 million and non‑cash adjustments of $62.0 million, including depreciation and amortization of $60.6 million. This was partially offset by cash used to build primary working capital of $28.5 million, primarily driven by an increase in trade accounts and notes receivable and inventory, coupled with cash used for current assets and liabilities, net of $18.9 million and deferred tax benefits of $14.7 million.

Investing Activities

Net cash used in investing activities consists primarily of acquisitions; investments in our facilities including purchases of land, buildings, and leasehold improvements; and purchases of fleet assets, IT and other equipment. We present this figure net of proceeds from asset sales which typically relate to sales of our fleet assets and closed facilities.

Net cash used in investing activities was $34.6 million for the nine months ended January 31, 2018, which consisted of $23.6 million used to acquire businesses during the period and $13.4 million used for purchases of property and equipment, partially offset by $2.4 million in proceeds from the sale of assets.

Net cash used in investing activities was $149.6 million for the nine months ended January 31, 2017, which consisted of $146.0 million used to acquire businesses during the period and $6.9 million used for purchases of property and equipment, partially offset by $3.2 million in proceeds from the sale of assets.

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

Net cash used in financing activities was $14.8 million for the nine months ended January 31, 2018, consisting primarily of an increase on the First Lien Facility of $100.0 million offset by net repayments for the ABL Facility of $103.4 million. Net cash provided by financing activities was $104.8 million for the nine months ended January 31, 2017, consisting primarily of proceeds from the IPO of $156.9 million, an increase on the First Lien Facility of $100.0 million and net borrowings from the ABL Facility of $18.9 million, offset by the repayment of the Second Lien Facility of $160.0 million.

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

A summary of working capital and adjusted working capital as of January 31, 2018 and April 30, 2017 is shown in the following table:

	January 31,	April 30,
	2018	2017
	(in thousands)
Trade accounts and notes receivable, net of allowances	$319,025	$328,988
Inventories, net	227,564	200,234
Accounts payable	(98,924)	(102,688)
	447,665	426,534
Other current assets	47,043	25,964
Other current liabilities	(105,012)	(107,814)
Working capital	$389,696	$344,684
Cash and cash equivalents	(28,939)	(14,561)
Current maturities of long-term debt	15,949	11,530
Adjusted working capital	$376,706	$341,653

Our adjusted working capital increased by $35.1 million from April 30, 2017 to January 31, 2018 as a result of an increase in working capital of $45.0 million and an increase of $4.4 million in current maturities of long term debt, offset partially by an increase in cash and cash equivalents of $14.4 million. Working capital increased as a result of an increase of inventories, net of $27.3 million and an increase in other current assets of $21.1 million, a decrease in accounts payable of $3.8 million and a decrease in other current liabilities of $2.8 million, partially offset by a decrease in trade accounts and notes receivable of $10.0 million.

Debt Covenants

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of January 31, 2018.

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants as of January 31, 2018.

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

The following is a reconciliation of our net income to Adjusted EBITDA for the three and nine months ended January 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
	(in thousands)
Net income	$19,686	$8,227	$53,052	$34,614
Interest expense	7,871	7,431	23,288	22,162
Write-off of debt discount and deferred financing fees	—	211	74	7,103
Interest income	(44)	(23)	(93)	(101)
Income tax (benefit) expense	(4,488)	5,363	15,555	12,232
Depreciation expense	6,009	6,465	18,021	19,395
Amortization expense	10,481	11,851	31,527	32,084
Stock appreciation expense or (income)(a)	631	(498)	1,863	(734)
Redeemable noncontrolling interests(b)	340	256	1,370	3,079
Equity-based compensation(c)	430	622	1,277	1,981
Severance and other permitted costs(d)	8	57	325	315
Transaction costs (acquisitions and other)(e)	75	305	321	2,783
Gain on sale of assets	(51)	(114)	(648)	(244)
Management fee to related party(f)	—	—	—	188
Effects of fair value adjustments to inventory(g)	89	155	276	776
Interest rate cap mark-to-market(h)	276	109	710	241
Secondary public offering costs(i)	894	—	1,525	—
Debt transaction costs(j)	—	261	758	264
Adjusted EBITDA	$42,207	$40,678	$149,201	$136,138

(a)	Represents non‑cash compensation expenses (income) related to stock appreciation rights agreements.
(b)	Represents non‑cash compensation expense related to changes in the redemption values of noncontrolling interests.
(c)	Represents non‑cash equity‑based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents one‑time costs related to our IPO and acquisitions paid to third party advisors.
(f)	Represents management fees paid by us to AEA. Following our IPO, AEA no longer receives management fees from us.
(g)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents the mark‑to‑market adjustments for the interest rate cap.
(i)	Represents one-time costs related to our secondary offering paid to third party advisors.
(j)	Represents expenses paid to third party advisors related to debt refinancing activities.

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

The following is a reconciliation from working capital, the most directly comparable financial measure under GAAP, to adjusted working capital as of the dates presented:

	January 31,	April 30,
	2018	2017
	(in thousands)
Current assets	$593,632	$555,186
Current liabilities	203,936	210,502
Working capital	$389,696	$344,684
Cash and cash equivalents	(28,939)	(14,561)
Current maturities of long-term debt	15,949	11,530
Adjusted working capital	$376,706	$341,653

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. However, we have entered into an interest rate cap on three-month U.S. dollar LIBOR based on a strike rate of 2.0%, which effectively caps the interest rate at 5.0% on an initial notional amount of $275.0 million of our variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms. Excluding the impact of this interest rate cap and the interest rate floor on the First Lien Facility, each 1% increase in interest rates on the First Lien Facility would increase our annual interest expense by approximately $5.7 million based on balances outstanding under the First Lien Facility as of January 31, 2018. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $3.5 million increase in our annual interest expense on the ABL Facility. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements. As of January 31, 2018, $573.3 million aggregate principal amount was outstanding under the First Lien Facility and no amounts were outstanding under the ABL Facility.

Other than noted above, there have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017, the Company had ineffective information technology, or IT, general computer controls and a lack of effective formal accounting policies, procedures, and controls that constituted material weaknesses. The material weakness related to a lack of effective accounting policies, procedures, and controls concerns the overall effectiveness of the Company’s policies, procedures, and controls specific to internal control over financial reporting. These material weaknesses contributed to certain immaterial revisions of previously issued Consolidated Financial Statements for the years ended April 30, 2016 and 2015 and previously resulted in material adjustments to correct the consolidated financial statements of our wholly owned subsidiary, GYP Holdings III Corp., that were issued for fiscal 2013 and 2014. These weaknesses could result in material misstatements to our annual and interim consolidated financial statements that would not be prevented or detected.

As a result of these material weaknesses, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1.  Legal Proceedings

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos‑containing products they distributed prior to 1979. Since 2002 and as of January 31, 2018, approximately 966 asbestos‑related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 913 have been dismissed without any payment by us, 46 are pending and only 7 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

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

GMS INC.

Date: March 6, 2018	By:	/s/ H. Douglas Goforth
H. Douglas Goforth
Chief Financial Officer
(Principal Financial Officer)