Form 10-Q
period 2018-07-31
GMS Inc.
filed 2018-08-30
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 41,138,634 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of July 31, 2018.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the growth of our various market, and statements about our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this Quarterly Report on Form 10-Q are forward-looking statements.

We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include:

•	general economic and financial conditions;
•	our dependency upon the commercial and residential construction and residential repair and remodeling, or R&R, markets;
•	competition in our highly fragmented industry and the markets in which we operate;
•	the fluctuations in prices of the products we distribute;
•	the consolidation of our industry;
•	our inability to pursue strategic transactions and open new branches;
•	our inability to expand into new geographic markets;
•	our ability to successfully identify acquisition candidates, complete and integrate acquisitions and achieve synergies;
•	product shortages and potential loss of relationships with key suppliers;
•	the seasonality of the commercial and residential construction markets;
•	the potential loss of any significant customers;
•	exposure to product liability and various other claims and litigation;
•	our inability to attract and retain key employees;
•	rising health care costs and labor costs, including the impact of labor and trucking shortages;
•	the reduction of the quantity of products our customers purchase;
•	the credit risk from our customers;
•	our inability to renew leases for our facilities;

•	our inability to effectively manage our inventory as our sales volume increases or the prices of the products we distribute fluctuate;
•	an impairment of our goodwill or intangible assets;
•	the impact of federal, state, provincial and local regulations;
•	the cost of compliance with environmental, health and safety laws and other regulations;
•	significant increases in fuel costs or shortages in the supply of fuel;
•	a disruption or cybersecurity breach in our IT systems;
•	natural or man‑made disruptions to our facilities;
•	our exposure to greater than anticipated tax liabilities;
•	the risk of our foreign operations, including currency rate fluctuations;
•	the imposition of tariffs and other trade barriers, and the effect of retaliatory trade measures;
•	our inability to engage in activities that may be in our best long‑term interests because of restrictions in our debt agreements;
•	our current level of indebtedness and our potential to incur additional indebtedness;
•	our inability to obtain additional financing on acceptable terms, if at all;
•	our holding company structure;
•	AEA’s influence on us; and
•

other risks and uncertainties, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 filed with the SEC.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward‑looking statements. The forward‑looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance and actual results and events may differ materially from the forward‑looking statements contained in this Quarterly Report on Form 10-Q.

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

PART I – Financial Information

Item 1.  Financial Statements

GMS Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	July 31,	April 30,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$36,865	$36,437
Trade accounts and notes receivable, net of allowances of $7,982 and $9,633, respectively	474,394	346,450
Inventories, net	315,968	239,223
Prepaid expenses and other current assets	17,135	11,726
Total current assets	844,362	633,836
Property and equipment, net of accumulated depreciation of $94,015 and $85,761, respectively	272,806	163,582
Goodwill	623,200	427,645
Intangible assets, net	494,586	222,682
Other assets	10,916	6,766
Total assets	$2,245,870	$1,454,511
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$145,865	$116,168
Accrued compensation and employee benefits	33,077	56,323
Other accrued expenses and current liabilities	60,640	45,146
Current portion of long-term debt	34,317	16,284
Total current liabilities	273,899	233,921
Non-current liabilities:
Long-term debt, less current portion	1,269,323	579,602
Deferred income taxes, net	24,508	10,742
Other liabilities	46,087	35,088
Liabilities to noncontrolling interest holders, less current portion	12,773	15,707
Total liabilities	1,626,590	875,060
Commitments and contingencies
Stockholders' equity:
Stockholders' equity
Common stock, par value $0.01 per share, 500,000 shares authorized; 41,139 and 41,069 shares issued and outstanding as of July 31, 2018 and April 30, 2018, respectively	411	411
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of July 31, 2018 and April 30, 2018	—	—
Exchangeable shares	33,194	—
Additional paid-in capital	490,670	489,007
Retained earnings	98,242	89,592
Accumulated other comprehensive income (loss)	(3,237)	441
Total stockholders' equity	619,280	579,451
Total liabilities and stockholders' equity	$2,245,870	$1,454,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	July 31,
	2018	2017
Net sales	$778,144	$642,157
Cost of sales (exclusive of depreciation and amortization shown separately below)	533,328	437,053
Gross profit	244,816	205,104
Operating expenses:
Selling, general and administrative	185,435	156,072
Depreciation and amortization	26,322	16,345
Total operating expenses	211,757	172,417
Operating income	33,059	32,687
Other (expense) income:
Interest expense	(16,188)	(7,500)
Change in fair value of financial instruments	(6,019)	(196)
Write-off of debt discount and deferred financing fees	—	(74)
Other income, net	634	486
Total other expense, net	(21,573)	(7,284)
Income before taxes	11,486	25,403
Provision for income taxes	2,836	10,060
Net income	$8,650	$15,343
Weighted average common shares outstanding:
Basic	41,094	40,971
Diluted	42,074	42,128
Net income per common share:
Basic	$0.21	$0.37
Diluted	$0.20	$0.36
Comprehensive income
Net income	$8,650	$15,343
Foreign currency translation loss	(3,791)	—
Changes in other comprehensive income, net of tax	113	153
Comprehensive income	$4,972	$15,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	July 31,
	2018	2017
Cash flows from operating activities:
Net income	$8,650	$15,343
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,322	16,345
Write-off and amortization of debt discount and debt issuance costs	825	734
Provision for losses on accounts and notes receivable	148	849
Provision for obsolescence of inventory	(22)	371
Effects of fair value adjustments to inventory	4,129	—
Increase in fair value of contingent consideration	229	—
Equity-based compensation	1,269	1,178
Gain on sale and disposal of assets	(121)	(390)
Change in fair value of financial instruments	6,019	196
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(40,974)	(12,913)
Inventories	(20,943)	(3,318)
Prepaid expenses and other assets	416	(2,996)
Accounts payable	(1,696)	9,506
Accrued compensation and employee benefits	(22,945)	(27,694)
Derivative liability	(10,778)	—
Other accrued expenses and current liabilities	2,219	14,026
Deferred income taxes	(571)	(2,712)
Cash (used in) provided by operating activities	(47,824)	8,525
Cash flows from investing activities:
Purchases of property and equipment	(3,793)	(5,511)
Proceeds from sale of assets	266	1,424
Acquisition of businesses, net of cash acquired	(575,499)	(3,124)
Cash used in investing activities	(579,026)	(7,211)
Cash flows from financing activities:
Repayments on the revolving credit facility	(176,769)	(257,382)
Borrowings from the revolving credit facility	392,170	167,429
Payments of principal on long-term debt	(2,492)	(1,444)
Payments of principal on capital lease obligations	(3,998)	(1,434)
Borrowings from term loan	996,840	577,616
Repayments of term loan	(571,840)	(477,616)
Debt issuance costs	(7,933)	(3,308)
Proceeds from exercises of stock options	431	—
Other financing activities	873	—
Cash provided by financing activities	627,282	3,861
Effect of exchange rates on cash and cash equivalents	(4)	—
Increase in cash and cash equivalents	428	5,175
Cash and cash equivalents, beginning of period	36,437	14,561
Cash and cash equivalents, end of period	$36,865	$19,736
Supplemental cash flow disclosures:
Cash paid for income taxes	$958	$1,787
Cash paid for interest	10,980	6,792
Supplemental schedule of noncash activities:
Assets acquired under capital lease	$79,139	$2,957
Issuance of installment notes associated with equity-based compensation liability awards	2,645	—
Increase in insurance claims payable and insurance recoverable	2,231	1,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”), through its wholly-owned operating subsidiaries, is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary specialty building products. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of more than 245 distribution centers across the United States and Canada.

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair presentation of the results of operations, financial position and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. The results of operations for interim periods are not necessarily indicative of results for any other interim period or the entire fiscal year. As a result, the unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

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

Foreign Currency Translation

Assets and liabilities of the Company’s Canadian subsidiaries are translated at the exchange rate prevailing at the balance sheet date, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a separate component of equity and other comprehensive income (loss). Gains and losses on foreign currency transactions are recognized in the Condensed Consolidated Statement of Operations and Comprehensive Income within other income, net.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

incurred as of the balance sheet date is not discounted and is recognized as a liability. Insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.

As of July 31, 2018 and April 30, 2018, the aggregate liabilities for medical self‑insurance were $3.8 million and $4.1 million, respectively, and are included in other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheets. As of July 31, 2018 and April 30, 2018, reserves for general liability, workers’ compensation and automobile totaled approximately $16.4 million and $14.7 million, respectively, and are included in other accrued expenses and current liabilities and other liabilities in the Condensed Consolidated Balance Sheets. As of July 31, 2018 and April 30, 2018, expected recoveries for medical self‑insurance, general liability, automobile and workers’ compensation totaled approximately $6.6 million and $4.8 million, respectively, and are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheets.

Restructuring

The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. After the appropriate level of management, having the authority, approves the detailed restructuring plan and the appropriate criteria for recognition are met, the Company establishes accruals for employee termination and other costs, as applicable. During the three months ended July 31, 2018, the Company initiated a reduction in workforce as part of a strategic cost reduction plan to improve operational efficiency. The Company recorded $4.8 million of restructuring costs during the three months ended July 31, 2018 in connection with the reduction in workforce, consisting primarily of severance and other employee costs. Such costs are classified within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company made payments of $1.7 million during the three months ended July 31, 2018. As of July 31, 2018, the Company had a remaining liability of $3.1 million, which was classified within other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheet. The Company expects to make cash payments to settle the remaining liability within the next twelve months.

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

The carrying values of the Company’s cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their short‑term nature. Based on borrowing rates available to the Company for loans with similar terms, the carrying values of the Company’s debt instruments approximate fair value. See Note 10, “Fair Value Measurements,” for additional information with respect to the Company’s fair value measurements.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding shares of common stock for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units (collectively “Common Stock Equivalents”), were exercised or converted into common stock.  The dilutive effect of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amount of compensation cost attributed to future services and not yet recognized. Diluted earnings per share is computed by increasing the weighted‑average number of outstanding shares of common stock computed in basic earnings per share to include the dilutive effect of Common Stock Equivalents for the period. In periods of net loss, the number of shares used to calculate diluted loss per share is the same as basic net loss per share.

The holders of the Company’s Exchangeable Shares (as defined in Note 3, “Business Acquisitions” and further described in Note 7, “Stockholders’ Equity”)  are entitled to receive dividends or distributions that are equal to any dividends or distributions on the Company’s common stock. As a result, the Exchangeable Shares are classified as a participating security and thereby require the allocation of income that would have otherwise been available to common stockholders when calculating earnings per share. Diluted earnings per share is calculated by utilizing the most dilutive result of the if-converted and two-class methods. In both methods, net income attributable to common shareholders and the weighted-average common shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules.

Recently Adopted Accounting Pronouncements

Revenue recognition—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on revenue from contracts with customers. The new guidance supersedes most existing revenue recognition guidance and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued guidance that deferred the effective date by one year. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2017, and interim periods within those annual

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

periods, and may be applied on a full retrospective or modified retrospective approach. Early adoption at the original effective date is permitted.

The Company adopted this guidance on May 1, 2018 (the first day of fiscal 2019) using the modified retrospective approach. The adoption of the new guidance, using the modified retrospective approach, did not have a material impact on the Company’s financial statements. The adoption of the new guidance resulted in a $3.6 million reclassification in the Condensed Consolidated Balance Sheet from trade accounts and notes receivable to other accrued expenses and current liabilities for estimated sales returns. The adoption of the new revenue guidance also resulted in additional disclosures regarding the Company’s revenue recognition. The additional disclosures required by this new standard are contained in Note 2, “Revenue.”

Statement of Cash Flows – In August 2016, the FASB issued new guidance to reduce diversity in practice related to certain cash receipts and payment in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted this guidance on May 1, 2018 (the first day of fiscal 2019). As a result of the adoption, the Company now classifies cash payments for debt prepayment or debt extinguishment costs, including third-party costs and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, as cash outflows for financing activities. This resulted in a $2.7 million reclass from cash (used in) provided by operating activities (specifically the line item changes in other accrued expenses and current liabilities)  to cash provided by financing activities (specifically the line item debt issuance costs) in the Condensed Consolidated Statement of Cash Flows for the three months ended July 31, 2017. The adoption did not have any other material impact on the Company’s financial statements.

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

Recently Issued Accounting Pronouncements

Leases—In February 2016, the FASB issued authoritative guidance on accounting for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with such classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for the Company’s fiscal year beginning May 1, 2019 (the first day of fiscal 2020), including interim reporting periods within that fiscal year. A modified transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company is still evaluating the impact of its pending adoption of the new standard on its financial statements, the Company expects that upon adoption it will recognize material ROU assets and liabilities.

On July 30, 2018, the FASB issued new guidance that provides entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have not yet determined whether we will use the newly permitted adoption method.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

2. Revenue

Revenue Recognition

Revenue is recognized upon transfer of control of promised goods to customers at an amount that reflects the consideration the Company expects to receive in exchange for those goods. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company includes shipping and handling costs billed to customers in net sales. These costs are recognized as a component of selling, general and administrative expenses when the Company does not bill the customer.

See to Note 13, “Segments,” for information regarding disaggregation of revenue, including revenue by product and by geographic area.

Performance Obligations

The Company primarily satisfies its performance obligations at a point in time, which is upon delivery of products. The Company’s payment terms vary by the type and location of its customers. The amount of time between point of sale and when payment is due is not significant and the Company has determined its contracts do not include a significant financing component. Product warranties do not constitute a performance obligation for the Company, as products are warrantied directly by the manufacturer.

Our contracts with customers involve performance obligations that are one year or less. Therefore, we applied the standard’s optional exemption that permits the omission of information about our unfulfilled performance obligations as of the balance sheet dates.

Significant Judgements

The Company’s contracts may include terms that could cause variability in the transaction price, including customer rebates, returns and cash discounts for early payment. Variable consideration is estimated and included in total consideration based on the expected value method. These estimates are based on historical experience, anticipated performance and other factors known at the time. The Company only includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Contract Balances

Receivables from contracts with customers were $445.1 million and $326.6 million as of July 31, 2018 and May 1, 2018, respectively. The Company did not have material amounts of contract assets or liabilities as of July 31, 2018 or May 1, 2018.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Business Acquisitions

The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Condensed Consolidated Statements of Operations and Comprehensive Income. The results of operations of acquisitions are reflected in the Company’s Condensed Consolidated Financial Statements from the date of acquisition.

Acquisition of Titan

On June 1, 2018, the Company acquired all of the outstanding equity interests of WSB Titan (“Titan”), a distributer of drywall, lumber, commercial and residential building materials. Titan is a gypsum specialty dealer with 30 locations across five provinces in Canada. The stated purchase price was $627.0 million (C$800.0 million), subject to a working capital and certain other adjustments as set forth in the securities purchase agreement. As part of the consideration, certain members of Titan’s management converted a portion of their ownership position into 1.1 million shares of equity that are exchangeable for the Company’s common stock (“Exchangeable Shares”). The purpose of the transaction is to extend the Company’s leadership position in North America with expanded scale and footprint, expand its geographic coverage into the Canadian market and create opportunities for further expansion in Canada.

To finance this transaction, on June 1, 2018, the Company entered into a Third Amendment to its First Lien Credit Agreement (the “Third Amendment”) that provides for a new first lien term loan facility under the first lien credit agreement in the aggregate principal amount of $996.8 million due in June 2025 that bears interest at a floating rate based on LIBOR, with a 0% floor, plus 2.75%. The Company also drew down $143.0 million under its Asset Backed Lending Facility (“ABL Facility”). The net proceeds from the new first lien term loan facility, ABL Facility and cash on hand were used to repay the Company’s existing first lien term loan facility of $571.8 million under the Credit Agreement and to finance its acquisition of Titan.

The fair value of consideration transferred was $614.2 million, after adjusting for foreign currency changes in the stated purchase price and other fair value changes, which consisted of $581.0 million in cash and $33.2 million for the fair value of the 1.1 million Exchangeable Shares.  See Note 7, “Shareholders’ Equity,” for more information on the Exchangeable Shares. The Company also assumed certain contingent consideration arrangements that relate to previous acquisitions of Titan. The contingent consideration arrangements are based on performance of Titan’s business and are payable in cash in fiscal 2019 and fiscal 2020.

The assets acquired and liabilities assumed of Titan were recognized at their acquisition date fair values. The purchase price allocation is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to working capital adjustments, the finalization of preliminary fair value estimates, income taxes and residual goodwill.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the preliminary allocation of the consideration transferred based on currently available information (in thousands):

Cash	$5,573
Trade accounts and notes receivable	84,039
Inventories	60,272
Prepaid and other current assets	8,334
Property and equipment	37,263
Goodwill	196,524
Intangible assets	289,423
Accounts payable and accrued expenses	(40,833)
Contingent consideration	(12,039)
Deferred income taxes	(14,337)
Fair value of consideration transferred	$614,219

Goodwill arising from the acquisition is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence. All of the goodwill will be assigned to the Company’s geographic divisions segment. The goodwill is not expected to be deductible for income tax purposes.

Trade accounts and notes receivable had a preliminary estimate of fair value of $84.0 million and a gross contractual value of $85.6 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.

The following table summarizes the preliminary components of intangible assets acquired in connection with the acquisition of Titan (dollars in thousands):

		Weighted
		Average
		Amortization
	Fair Value	Period (Years)
Customer relationships	$250,041	13
Tradenames	30,098	15
Developed technology	5,402	5
Non-compete agreements	3,010	3
Other	872	3
Total intangible assets	$289,423

Net sales related to the Titan business included in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended July 31, 2018 was $87.4 million. Net income related to the Titan business included in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income for the three ended July 31, 2018 was $0.4 million.

The following table represents the unaudited pro forma consolidated net sales and net income for the Company for the periods indicated (in thousands):

	Three Months Ended
	July 31,
	2018	2017

Net sales	$820,813	$767,834
Net income	8,367	17,236

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The above pro forma results have been calculated by combining the historical results of the Company and Titan as if the acquisition of Titan had occurred on May 1, 2017, the first day of the comparable prior reporting period presented. The pro forma results include estimates for intangible asset amortization, depreciation, interest expense and debt issuance costs and are subject to change once final asset values have been determined. No other material pro forma adjustments were deemed necessary to conform to the Company’s accounting policies or for any other situation. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future.

4. Goodwill and Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill during the three months ended July 31, 2018:

Carrying
Amount
(in thousands)
Balance as of April 30, 2018	$427,645
Goodwill acquired	196,524
Purchase price adjustments	73
Translation adjustment	(1,042)
Balance as of July 31, 2018	$623,200

Intangible Assets

The following tables present the components of the Company’s definite-lived intangible assets as of July 31, 2018 and April 30, 2018:

	Estimated	Weighted	July 31, 2018
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 13	11.9	$531,165	$164,486	$366,679
Definite-lived tradenames	5 - 20	16.3	56,176	4,314	51,862
Vendor agreements	8 - 10	8.3	6,644	3,157	3,487
Developed technology	5	4.9	5,371	182	5,189
Leasehold interests	1 - 15	7.6	3,733	987	2,746
Other	3 - 5	3.3	3,514	258	3,256
Totals			$606,603	$173,384	$433,219

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Estimated	Weighted	April 30, 2018
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 13	10.9	$282,547	$150,081	$132,466
Definite-lived tradenames	5 - 20	18.0	26,250	3,578	22,672
Vendor agreement	8 - 10	8.3	6,644	2,956	3,688
Leasehold interests	7 - 15	9.0	2,866	832	2,034
Other	5	5.0	521	66	455
Totals			$318,828	$157,513	$161,315

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flow generated by such assets, and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $15.7 million and $10.4 million for the three months ended July 31, 2018 and 2017, respectively. Amortization expense is recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $56.7 million during the remaining nine months in the year ending April 30, 2019 and $67.5 million, $58.4 million, $49.2 million, $41.2 million and $160.2 million during the years ending April 30, 2020, 2021, 2022, 2023 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

The Company’s indefinite-lived intangible assets consist of tradenames that had a carrying amount of $61.4 million as of July 31, 2018 and April 30, 2018.

5. Long-Term Debt

The Company’s long‑term debt consisted of the following as of July 31, 2018 and April 30, 2018:

	July 31,	April 30,
	2018	2018
	(in thousands)
First Lien Term Loan (1) (2)	$978,334	$563,179
ABL Facility	215,401	—
Capital lease obligations, at an annual rate of 5.50%, due in monthly installments through 2025	93,686	18,564
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2023 (3)	16,219	14,143
Carrying value of debt	1,303,640	595,886
Less current portion	34,317	16,284
Long-term debt	$1,269,323	$579,602

(1)	Net of unamortized discount of $2,420 and $2,536 as of July 31, 2018 and April 30, 2018, respectively.
(2)	Net of deferred financing costs of $13,594 and $6,125 as of July 31, 2018 and April 30, 2018, respectively.
(3)	Net of unamortized discount of $1,462 and $1,534 as of July 31, 2018 and April 30, 2018, respectively.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

First Lien Term Loan

The Company has a senior secured first lien term loan facility (the "First Lien Facility") that consists of a First Lien Term Loan (the "First Term Loan").

On June 7, 2017, the Company entered into the Second Amendment to First Lien Credit Agreement, dated April 1, 2014 (the “First Lien Credit Agreement”) (the “Second Amendment”), which amended the First Lien Credit Agreement (as previously amended and as supplemented from time to time). The Second Amendment provided for a new first lien term loan facility under the First Lien Credit Agreement in the aggregate principal amount of approximately $577.6 million due on April 1, 2023 that bears interest at a floating rate based on LIBOR plus 3.00%, with a 1.00% floor. Net proceeds were used to repay the outstanding balance of approximately $477.6 million under the existing First Lien Loan and approximately $94.0 million of loans under the Company’s asset based revolving credit facility as well as to pay related expenses. The Company recorded a write-off of debt discount and deferred financing fees of $0.1 million, which is included in write-off of discount and deferred financing fees in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended July 31, 2017.

On June 1, 2018, the Company entered into the Third Amendment that provided for a new first lien term loan facility under the First Lien Credit Agreement in the aggregate principal amount of $996.8 million due in June 2025 that bears interest at a floating rate based on LIBOR plus 2.75%,  with a 0% floor. The net proceeds from the new first lien term loan facility were used to repay the Company’s existing First Lien Loan outstanding balance of approximately $571.8 million and to finance the acquisition of Titan. As of July 31, 2018, the applicable rate of interest was 4.83%.

Asset Based Lending Facility

The Company has an asset based revolving credit facility (the “ABL Facility”) that provides for aggregate revolving commitments of $345.0 million (including same day swing line borrowings of $34.5 million). GYP Holdings III Corp. is the lead borrower. Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.

At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based at LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. As of July 31, 2018, the applicable rate of interest was 4.09%. The ABL Facility also contains an unused commitment fee subject to utilization, as included in the ABL Facility agreement.

        During the three months ended July 31, 2018, the Company made net borrowings under the ABL facility of $215.4 million. As of July 31, 2018, the Company had available borrowing capacity of approximately $119.8 million under the ABL Facility. The ABL Facility will mature on November 18, 2021 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the First Lien Facility.

Covenants under the ABL Facility and First Lien Facility

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all restrictive covenants as of July 31, 2018.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of July 31, 2018.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Titan Revolving Credit Facility

In connection with the acquisition of Titan on June 1, 2018, the Company assumed Titan’s revolving credit facility (the “Titan Facility”) that provides for aggregate revolving commitments of C$105.0 million. The Titan Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of July 31, 2018, no amounts were outstanding under the Titan Facility and the Company had available borrowing capacity of approximately C$105.0 million under the Titan Facility. The Titan Facility matures on June 28, 2022.

Capital Leases

During the three months ended July 31, 2018, the Company amended certain terms of its operating lease agreements for equipment. The amendments would have resulted in capital lease classification of the leases under lease classification criteria had the changed terms been in effect at lease inception. As such, the amended agreements were considered new agreements. The new lease agreements were classified as capital leases as of the date of the modifications based on the application of lease classification criteria. As a result, the Company recorded $70.0 million of capital lease assets and capital lease liabilities in its Condensed Consolidated Balance Sheet during the three months ended July 31, 2018.

Debt Maturities

As of July 31, 2018, the maturities of long‑term debt were as follows

	First Lien	ABL	Capital	Installment
	Term Loan(1)	Facility	Leases	Notes(2)	Total
Years ending April 30,	(in thousands)
2019 (remaining nine months)	$7,476	$—	$13,597	$3,544	$24,617
2020	9,968	—	27,589	3,794	41,351
2021	9,968	—	23,634	3,490	37,092
2022	9,968	215,401	19,186	3,055	247,610
2023	9,968	—	7,794	3,023	20,785
Thereafter	947,000	—	1,886	775	949,661
	$994,348	$215,401	$93,686	$17,681	$1,321,116

(1)Gross of unamortized discount of $2,420 and deferred financing costs of $13,594 as of July 31, 2018.

(2)Gross of unamortized discount of $1,462 as of July 31, 2018.

6. Income Taxes

The Company’s effective income tax rate on continuing operations for the three months ended July 31, 2018 was 24.7% compared to an effective income tax rate of 39.6% for the three months ended July 31, 2017. The decrease in the effective income tax rate was primarily due to the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the impact of foreign tax rates and other tax effects associated with the acquisition of Titan. The federal statutory rates for the United States and Canada were 21.0% and 26.8%, respectively.

The estimated impact of the Tax Act was based on a preliminary review of the new law and is subject to revision due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act or any updates or changes to estimates the Company has utilized to calculate the impacts. Among the factors that could affect the accuracy of our provisional amounts is uncertainty about the statutory tax rate applicable to our deferred income tax assets and liabilities, since the actual rate will be dependent on the timing of realization or settlement of such assets and liabilities. As of July 31, 2018, we estimated the dates when such realization or settlement would occur. The actual dates when such realization or settlement occurs may be different from our estimates, pending finalization of our fiscal year 2018 tax return, which could result in the ultimate revaluation of

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

our deferred income taxes to be different from our provisional amounts. As of July 31, 2018, there have been no changes to the provisional estimates previously recorded under the guidance issued by SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”). Additionally, the Company continues to analyze additional information and guidance related to certain aspects of the Tax Act, such as limitations on the deductibility of executive compensation, conformity or changes by state taxing authorities in response to The Act, and the deductibility of other expenses impacted by the Tax Act. The Company will complete its accounting for the Tax Act once the Company has obtained, prepared and analyzed all information needed (including computations) for its analysis, but no later than one year from the enactment date of the Tax Act.

Due to the acquisition of Titan, the Company in now subject to provisions of the Tax Act related to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

In general, it is the practice and intention of the Company to reinvest the accumulated earnings of its non-U.S. subsidiaries in those operations. Foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States.

The Company had valuation allowances of $0.4 million against its deferred tax assets related to certain tax jurisdictions as of July 31, 2018 and April 30, 2018. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.

The Company had no reserve for uncertain tax positions as of July 31, 2018 and April 30, 2018.

7. Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes to accumulated other comprehensive income (loss), net of tax, by component for the three months ended July 31, 2018:

Accumulated
Other
Comprehensive
Income (Loss)
(in thousands)
Accumulated other comprehensive income as of April 30, 2018	$441
Foreign currency translation adjustments	(3,791)
Other comprehensive loss on interest rate cap	(237)
Reclassification to earnings from accumulated other comprehensive income for interest rate cap	350
Accumulated other comprehensive loss as of July 31, 2018	$(3,237)

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Exchangeable Shares

In connection with the acquisition of Titan on June 1, 2018, the Company issued 1.1 million Exchangeable Shares. The Exchangeable Shares were issued by an indirect wholly-owned subsidiary of the Company. The Exchangeable Shares rank senior to the Company’s common stock with respect to dividend rights and rights on liquidation, dissolution and winding-up. The holders of the Exchangeable Shares are entitled to receive dividends or distributions that are equal to any dividends or distributions on the Company’s common stock. The holders of the Exchangeable Shares do not have voting rights.

The Exchangeable Shares contain rights that allow the holders to exchange their Exchangeable Shares for GMS common stock at any time on a one-for-one basis. If converted, the holders are prevented from transferring such GMS common stock for one year from the Titan acquisition date. The Exchangeable Shares also contain rights that allow the Company, through its indirect wholly-owned subsidiary, to convert the Exchangeable Shares into GMS common stock on or after the fifth anniversary of the initial issuance of the Exchangeable Shares or upon certain events, as defined in the agreement.

8. Equity-Based Compensation

General

The Company has granted options to purchase the Company’s common stock under its 2014 GYP Holdings I Corp. Stock Option Plan. The stock options granted under this plan vest over a four-year period and have a 10‑year term. In October 2017, the stockholders of the Company approved the GMS Inc. Equity Incentive Plan (the “Equity Incentive Plan”). Future grants will be made from the Equity Incentive Plan. The Equity Incentive Plan is administered by a committee of the Board of Directors, which determines the terms of the awards granted. Under the Equity Incentive Plan, the committee may grant various forms of equity-based incentive compensation, including stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards, among others. The Company’s Equity Incentive Plan provides for the issuance of a maximum of 2.5 million shares, of which approximately 2.4  million shares were still available for grant as of July 31, 2018.  The Company intends to use authorized and unissued shares to satisfy share award exercises.

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

Equity-based compensation expense related to stock options and restricted stock units was $0.4 million and $0.5 million during the three months ended July 31, 2018 and 2017, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock Option Awards

The following table presents stock option activity for the three months ended July 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2018	1,952	$14.37	6.52	$33,209
Options granted	—	—
Options exercised	(35)	12.31
Options forfeited	(2)	37.49
Options expired	—	—
Outstanding as of July 31, 2018	1,915	$14.39	6.36	$25,046
Exercisable as of July 31, 2018	1,701	$13.04	6.15	$23,907
Vested and expected to vest as of July 31, 2018	1,910	$14.35	6.35	$25,030

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the three months ended July 31, 2018 was $0.5 million. There were no stock option exercises during the three months ended July 31, 2017.  As of July 31, 2018, there was $0.9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years.

There were no stock options granted during the three months ended July 31, 2018 and 2017.

Restricted Stock Units

The following table presents restricted stock unit activity for the three months ended July 31, 2018:

		Weighted
	Number of	Average
	Restricted	Exercise
	Stock Units	Price
Outstanding as of April 30, 2018	21,766	$37.49
Granted	—	—
Vested	(655)	37.49
Forfeited	—	—
Outstanding as of July 31, 2018	21,111	$37.49

As of July 31, 2018, there was $0.6 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.4 years.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests for the three months ended July 31, 2018:

	Stock		Redeemable
	Appreciation	Deferred	Noncontrolling
	Rights	Compensation	Interests
	(in thousands)
Balance as of April 30, 2018	$21,944	$2,222	$16,170
Amounts redeemed	—	(689)	(2,444)
Change in fair value	334	66	465
Balance as of July 31, 2018	$22,278	$1,599	$14,191

Classified as current as of April 30, 2018	$308	$133	$463
Classified as long-term as of April 30, 2018	21,636	2,089	15,707

Classified as current as of July 31, 2018	$800	$4	$1,418
Classified as long-term as of July 31, 2018	21,478	1,595	12,773

Total expense related to these instruments was $0.9 million and $1.5 million during the three months ended July 31, 2018 and 2017, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Stock Appreciation Rights

Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over four years, upon a triggering event. As of July 31, 2018, all stock appreciation rights were vested.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of July 31, 2018 and April 30, 2018:

	July 31,	April 30,
	2018	2018
	(in thousands)
Assets:
Interest rate cap (Level 2)	$239	$543

Liabilities:
Forward currency forward (Level 2)	$—	$5,108
Stock appreciation rights (Level 3)	22,278	21,944
Deferred compensation (Level 3)	1,599	2,222
Noncontrolling interest holders (Level 3)	14,191	16,170
Contingent consideration (Level 3)	12,200	—

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

During the three months ended July 31, 2018, the Company recognized a $5.7 million loss on the change in fair value of its foreign currency forward contract, which was settled upon the acquisition on Titan. The loss is included within change in fair value of financial instruments in the Condensed Consolidated Statement of Operations and Comprehensive Income.

Stock appreciation rights, deferred compensation and redeemable noncontrolling interests. The fair values of stock appreciation rights, deferred compensation and redeemable noncontrolling interests are determined using Level 3 inputs. These inputs include a volatility rate based on comparable entities, a discount rate, the expected time to redemption of the liabilities, historical values of the book equity of certain subsidiaries and market information for comparable entities. The use of these inputs to derive the fair value of the liabilities at a point in time can result in volatility to the financial statements. See Note 9, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests,” for a reconciliation of the beginning and ending balances.

Contingent consideration.  The fair value of contingent consideration is determined using Level 3 inputs. These inputs include a discount rate and probability adjusted payments. In connection with the acquisition of Titan, the Company assumed certain contingent consideration arrangements that had an estimated fair value of $12.0 million. During the three months ended July 31, 2018, the Company recorded expense of $0.2 million related to the contingent consideration, which was included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to assets and liabilities

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 3, “Business Acquisitions.” There were no material long-lived asset impairments during the three months ended July 31, 2018 or 2017.

11. Transactions With Related Parties

The Company leases office and warehouse facilities from partnerships or entities owned by certain executive officers and stockholders of GMS Inc. and its subsidiaries. As of July 31, 2018, these leases had expiration dates through fiscal 2025. Rent expense related to these leases was $0.2 million and $0.2 million for the three months ended July 31, 2018 and 2017, respectively. Rent expense related to these leases is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. Certain executive officers and stockholders of the Company are stockholders of SWP, which was spun‑off from Gypsum Management and Supply, Inc. on August 31, 2012. The Company purchased inventory from SWP for distribution in the amount of $3.4 million and $3.5 million during the three months ended July 31, 2018 and 2017, respectively. Amounts due to SWP for purchases of inventory for distribution were $1.1 million and $1.2 million as of July 31, 2018 and April 30, 2018, respectively, and are included in accounts payable in the Condensed Consolidated Balance Sheets.

12. Commitments and Contingencies

The Company is a defendant in various lawsuits and administrative actions associated with personal injuries, claims of former employees, and other events arising in the normal course of business. As discussed in Note 1 “—Insurance Liabilities”, the Company records liabilities for these claims, and assets for amounts recoverable from the insurer, for these claims covered by insurance.

13. Segments

General

The Company has seven operating segments based on geographic operations that it aggregates into one reportable segment. The Company defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in order to assess performance and allocate resources. The Company’s CODM is its Chief Executive Officer. The Company determined it has seven operating segments based on the Company’s seven geographic divisions, which are Central, Midwest, Northeast, Southern, Southeast, Western and Canada. On June 1, 2018, the Company acquired Titan, which resulted in the addition of a new operating segment. The Company aggregates its operating segments into a single reportable segment based on similarities between the operating segments’ economic characteristics, nature of products sold, production process, type of customer and methods of distribution. The accounting policies of the operating segments are the same as those described in the summary of significant policies. In addition to the Company’s reportable segment, the Company’s consolidated results include both corporate activities and certain other activities. Corporate includes the Company’s corporate office building and support services provided to its subsidiaries. Other includes Tool Source Warehouse, Inc., which functions primarily as an internal distributor of tools.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In addition, we utilize Adjusted EBITDA in certain calculations under the ABL Facility and the First Lien Facility. The ABL Facility and the First Lien Facility permit us to make certain additional adjustments in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this Quarterly Report on Form 10‑Q.

The following tables present segment results for the three months ended July 31, 2018 and 2017:

	Three Months Ended July 31, 2018
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$771,550	$242,575	$25,855	$74,595
Other	6,594	2,241	58	677
Corporate	—	—	409	—
	$778,144	$244,816	$26,322	$75,272

	Three Months Ended July 31, 2017
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$636,367	$203,024	$16,026	$52,227
Other	5,790	2,080	64	525
Corporate	—	—	255	—
	$642,157	$205,104	$16,345	$52,752

The following table presents a reconciliation of Adjusted EBITDA to net income for the three months ended July 31, 2018 and 2017:

	Three Months Ended
	July 31,
	2018	2017
	(in thousands)
Net income	$8,650	$15,343
Interest expense	16,188	7,500
Write-off of debt discount and deferred financing fees	—	74
Interest income	(236)	(23)
Income tax expense	2,836	10,060
Depreciation expense	10,610	5,990
Amortization expense	15,712	10,355
Stock appreciation expense(a)	334	590
Redeemable noncontrolling interests(b)	531	866
Equity-based compensation(c)	404	473
Severance and other permitted costs(d)	4,836	205
Transaction costs (acquisitions and other)(e)	4,753	159
Gain on sale of assets	(121)	(390)
Effects of fair value adjustments to inventory(f)	4,129	—
Change in fair value of financial instruments(g)	6,019	196
Secondary public offering costs(h)	—	631
Debt transaction costs(i)	627	723
Adjusted EBITDA	$75,272	$52,752

(a)	Represents non‑cash income or expenses related to stock appreciation rights agreements.
(b)	Represents non‑cash compensation expense related to changes in the redemption values of noncontrolling interests.
(c)	Represents non‑cash equity‑based compensation expense related to the issuance of share-based awards.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents one‑time costs related to acquisitions paid to third party advisors.
(f)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(g)	Represents the mark‑to‑market adjustments for derivative financial instruments.
(h)	Represents one-time costs related to our secondary offering paid to third-party advisors.
(i)	Represents costs paid to third party advisors related to debt refinancing activities.

Revenues by Product

The following table presents the Company’s net sales to external customers by main product lines for the three months ended July 31, 2018 and 2017:

	Three Months Ended
	July 31,
	2018	2017
	(in thousands)
Wallboard	$317,735	$284,657
Ceilings	115,855	99,710
Steel framing	129,112	104,651
Other products	215,442	153,139
Total net sales	$778,144	$642,157

Geographic Information

The following table presents the Company’s net sales by major geographic area for the three months ended July 31, 2018 and 2017:

	Three Months Ended
	July 31,
	2018	2017
	(in thousands)
United States	$690,731	$642,157
Canada	87,413	—
Total net sales	$778,144	$642,157

The following table presents the Company’s long-lived assets by major geographic area as of July 31, 2018 and April 30, 2018:

	July 31,	April 30,
	2018	2018
	(in thousands)
United States	$878,415	$813,909
Canada	513,891	—
Total long-lived assets	$1,392,306	$813,909

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended July 31, 2018 and 2017:

	Three Months Ended
	July 31,
	2018	2017
	(in thousands, except per share data)
Net income	$8,650	$15,343
Less: Net income allocated to participating securities	156	—
Net income attributable to common stockholders	$8,494	$15,343
Basic earnings per common share:
Basic weighted average common shares outstanding	41,094	40,971
Basic earnings per common share	$0.21	$0.37
Diluted earnings per common share:
Basic weighted average common shares outstanding	41,094	40,971
Add: Common Stock Equivalents	980	1,157
Diluted weighted average common shares outstanding	42,074	42,128
Diluted earnings per common share	$0.20	$0.36

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended April 30, 2018.

Overview

Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”) is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary specialty building products. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of more than 245 distribution centers across the United States and Canada.

Business Strategy

Our growth strategy entails taking market share within our existing footprint and expanding in existing and new markets by opening new branches and acquiring competitors. We expect to continue to capture profitable market share in our existing footprint by delivering industry‑leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre‑existing customer relationships in these markets but need a new location to fully capitalize on those relationships. Since May 1, 2013 we have opened 30 new greenfield branches and we currently expect to open several new branches each year depending on market conditions. In addition, we will continue to selectively pursue tuck‑in acquisitions and have a dedicated team of professionals to manage the process. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy.

Acquisition of Titan

On June 1, 2018, we acquired all of the outstanding equity interests of WSB Titan (“Titan”), a distributer of drywall, lumber, commercial and residential building materials. Titan is Canada’s largest gypsum specialty dealer with 30 locations across five provinces in Canada. The aggregate purchase price was $627.0 million (C$800.0 million), subject to a working capital and certain other adjustments as set forth in the Securities Purchase Agreement. As part of the consideration, certain members of Titan’s management converted a portion of their ownership position into 1.1 million shares of equity that are exchangeable for the Company’s common stock. The transaction extends our leadership position in North America with expanded scale and footprint, expands our geographic coverage into the Canadian market and creates opportunities for further expansion in Canada.

To finance this transaction, on June 1, 2018, we entered into the Third Amendment to our First Lien Credit Agreement (the “Third Amendment”) as detailed under the heading “Term Loan Amendment.” We also drew down $143.0 million under our asset backed revolving credit facility (the “ABL Facility”).

Term Loan Amendment

On June 1, 2018, we entered into the Third Amendment that provides for a new first lien term loan facility under the credit agreement in the aggregate principal amount of approximately $996.8 million due in June 2025 that bears interest at a floating rate based on LIBOR plus 2.75%, with a 0% floor, representing a 25 basis point improvement compared to the interest rate of the existing first lien term loan facility under the credit agreement immediately prior to giving effect to the Third Amendment. The net proceeds from the new first lien term loan facility, ABL Facility and cash on hand were used to repay our existing first lien term loan facility of $571.8 million and to finance the Titan acquisition.

Operating Lease Amendments

During the three months ended July 31, 2018, the Company amended certain of its operating lease agreements for equipment. The amendments resulted in the Company classifying these operating leases as capital leases upon the date of the modification. As a result, the Company recorded $70.0 million of capital lease assets and capital lease liabilities during the three months ended July 31, 2018. In addition, the Company began financing the purchase of new equipment under capital leases.

Restructuring

During the three months ended July 31, 2018, the Company initiated a reduction in workforce as part of a strategic cost reduction plan to improve operational efficiency. The Company recorded $4.8 million of restructuring costs during the three months ended July 31, 2018 in connection with the reduction in workforce, consisting primarily of severance and other employee costs. Such costs are classified within selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income. As of July 31, 2018, the Company had a remaining liability of $3.1 million. The Company expects to make cash payments to settle the remaining liability within the next twelve months.

Factors and Trends Affecting our Operating Results

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 for a discussion of the general and specific factors and trends affecting our business and results of operations, which include general economic conditions and outlook, new commercial construction, commercial repair and remodel (R&R”) spending, new residential construction, residential R&R spending, seasonality and inflation and acquisitions. There were no material changes to those matters during the three months ended July 31, 2018.

Our Products

The following is a summary of our net sales by product group for the three months ended July 31, 2018 and 2017:

	Three Months Ended
	July 31,	% of	July 31,	% of
	2018	Total	2017	Total
	(dollars in thousands)
Wallboard	$317,735	40.8%	$284,657	44.3%
Ceilings	115,855	14.9%	99,710	15.6%
Steel framing	129,112	16.6%	104,651	16.3%
Other products	215,442	27.7%	153,139	23.8%
Total net sales	$778,144		$642,157

Results of Operations

The following table summarizes key components of our results of operations for the three months ended July 31, 2018 and 2017:

	Three Months Ended
	July 31,
	2018	2017
	(dollars in thousands)
Statement of operations data(1):
Net sales	$778,144	$642,157
Cost of sales (exclusive of depreciation and amortization shown separately below)	533,328	437,053
Gross profit	244,816	205,104
Operating expenses:
Selling, general and administrative expenses	185,435	156,072
Depreciation and amortization	26,322	16,345
Total operating expenses	211,757	172,417
Operating income	33,059	32,687
Other (expense) income:
Interest expense	(16,188)	(7,500)
Change in fair value of financial instruments	(6,019)	—
Write-off of debt discount and deferred financing fees	—	(74)
Other income, net	634	290
Total other expense, net	(21,573)	(7,284)
Income before taxes	11,486	25,403
Provision for income taxes	2,836	10,060
Net income	$8,650	$15,343
Non-GAAP measures:
Adjusted EBITDA(2)	$75,272	$52,752
Adjusted EBITDA margin(2)(3)	9.7%	8.2%

(1)

The comparison of statement of operations data is affected by our acquisition of Titan on June 1, 2018. The results of operations of Titan are included in our operating results beginning on the acquisition date.

(2)

Adjusted EBITDA and Adjusted EBITDA margin are non‑GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are important.

(3)	Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Net Sales

Net sales of $778.1 million increased $135.9 million, or 21.2%, from $642.2 million for the three months ended July 31, 2017. Net sales during the three months ended July 31, 2018 increased across all product categories. In the three months ended July 31, 2018, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $33.1 million, or 11.6%, compared to the three months ended July 31, 2017. The increase in wallboard sales was driven by the impact of the acquisition of Titan on June 1, 2018 and pricing improvement, slightly offset by organic wallboard unit volume decline of 0.4%. In the three months ended July 31, 2018, our ceilings sales increased $16.1 million, or 16.2%, from the three months ended July 31, 2017. The increase in ceilings was mainly due to greater commercial activity, pricing improvement and the positive impact of acquisitions. In the three months ended July 31, 2018, steel framing sales increased $24.5 million, or 23.4%, from the three months ended July 31, 2017. The increase in steel framing sales was mainly driven by greater commercial activity, pricing improvement and the positive impact of acquisitions. For the three months ended July 31, 2018, our other products sales category, which includes tools, insulation, joint treatment and various other specialty products, increased $62.3 million, or 40.7%, compared to the three months ended July 31, 2017. The increase was due to the impact of the acquisition of Titan on June 1, 2018 and pricing improvement.

From February 2, 2017 through July 31, 2018, we completed three acquisitions, totaling four branches in the United States and 30 branches across Canada. These acquisitions contributed $96.9 million to our net sales in the three months ended July 31, 2018. Excluding these acquired sites, for the three months ended July 31, 2018 and 2017, our base business net sales increased $39.1 million, or 6.1%, compared to the three months ended July 31, 2017. The overall increase in our base business net sales reflects the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction.

The following table breaks out our consolidated net sales into the base business component and the excluded components, which consist of recently acquired branches, as shown below:

	Three Months Ended
	July 31,
(Unaudited)	2018	2017
	(in thousands)
Base business net sales	$681,281	$642,157
Recently acquired net sales (excluded from base business)	96,863	—
Total net sales	$778,144	$642,157

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 2, 2017 and April 30, 2019 will be excluded from base business net sales for any period during fiscal year 2019.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition	Acquisition Date	Acquired	Periods Excluded
ASI Building Products, LLC (MI)	August 1, 2017	3	August 1, 2017 - July 31, 2018
Washington Builders Supply, Inc. (PA)	December 4, 2017	1	December 4, 2017 - July 31, 2018
WSB Titan (CAN)	June 1, 2018	30	June 1, 2018 - July 31, 2018

Gross Profit and Gross Margin

Gross profit of $244.8 million for the three months ended July 31, 2018 increased $39.7 million, or 19.4%, from the three months ended July 31, 2017. The increase in gross profit was due to $135.9 million in additional sales, partially offset by a $96.3 million increase in cost of sales. These increases were primarily due to the acquisition of Titan on June 1, 2018, as well as increases in our base business. Gross margin on net sales decreased to 31.5% for the three months ended July 31, 2018 compared to 31.9% for the three months ended July 31, 2017. The decrease was primarily due to a $4.1 million, or 0.5%, non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value. As part of our accounting for business combinations, we are required to value inventory acquired in the business combination at its net realizable value. The inventory adjustment is typically fully recognized in cost of sales within the first month after completion of an acquisition. This step-up in basis and related expense has a negative effect on gross margins as the related inventory is sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses of $185.4 million for the three months ended July 31, 2018  increased $29.4 million, or 18.8%, from the three months ended July 31, 2017. The increase was due to the inclusion of Titan selling, general and administrative expenses, a $10.9 million increase in payroll and payroll related costs due to growth in our base business, $4.8 million of transaction costs related to the acquisition of Titan and $4.8 million of restructuring costs related to the reduction in workforce implemented during the three months ended July 31, 2018. These increases were partially offset by expense savings from the amendment of certain equipment operating leases that are now being accounted for as capital leases. Selling, general and administrative expenses were 23.8% and 24.3% of our net sales for the three months ended July 31, 2018 and 2017, respectively.

Depreciation and Amortization Expense

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of assets from other companies. Depreciation and amortization expense was $26.3 million for the three months ended July 31, 2018 compared to $16.3 million for the three months ended July 31, 2017. The increase was due to a $5.4 million increase in amortization of definite-lived intangible assets and a $4.6 million increase in depreciation expense. The increase in amortization expense compared to the prior year period was primarily attributable to expense resulting from definite-lived intangible assets obtained in the acquisition of Titan on June 1, 2018. The increase in depreciation expense compared to the prior year period was primarily attributable to expense resulting from property and equipment obtained in the acquisition of Titan on June 1, 2018 and expense resulting from amendments of certain operating leases for equipment that are now being accounted for as capital leases.

Interest Expense

Interest expense consists primarily of interest expense incurred on our debt and capital leases and amortization of deferred financing fees and debt discounts. Interest expense was $16.2 million during the three months ended July 31, 2018 compared to $7.5 million for the three months ended July 31, 2017. The increase was primarily due to an increase in the outstanding amount of debt related to the financing of the acquisition of Titan on June 1, 2018. The gross amount of outstanding debt increased $425.0 million during the three months ended July 31, 2018 due to the Third Amendment to our first lien term loan facility and increased $215.4 million during the three months ended July 31, 2018 due to net borrowings under our ABL facility. Also contributing to the increase was a $2.8 million increase in interest expense resulting from amendments of certain operating leases for equipment that are now being accounted for as capital leases.

Change in Fair Value of Financial Instruments

Change in fair value of financial instruments includes changes in fair value of our derivative instruments that are recognized in earnings. During the three months ended July 31, 2018, we recognized a $5.7 million loss on the change in fair value of a foreign currency forward contract. The foreign currency forward contract was entered into to mitigate foreign currency exchange risk associated with the purchase price of Titan that was denominated in Canadian dollars during the time between signing the agreement and closing the transaction. The foreign currency forward contract effectively fixed the amount we paid for the purchase price by contracting us to pay U.S. dollars and receive Canadian dollars on the notional amount. The remaining increase was due to changes in fair value of our interest rate cap.

Income Taxes

We recognized income tax expense of $2.8 million during the three months ended July 31, 2018 compared to income tax expense of $10.1 million during the three months ended July 31, 2017. Our effective tax rate was 24.7% and 39.6% for the three months ended July 31, 2018 and 2017, respectively. The decrease in the effective income tax rate from the three months ended July 31, 2017 to the three months ended July 31, 2018 was primarily due to the impact of the Tax Cuts and Jobs Act of 2017, the impact of foreign tax rates and other tax effects associated with the acquisition of Titan.

Net Income

Net income was $8.7 million for the three months ended July 31, 2018 compared to $15.3 million for the three months ended July 31, 2017. The decrease in net income was due to an increase in depreciation and amortization expense resulting from property and equipment and definite-lived intangible assets obtained in the acquisition of Titan, an increase in interest expense resulting from the debt financing completed in connection with the acquisition of Titan and the operating lease amendments and a loss on the change in fair value of a foreign currency forward contract entered into to mitigate foreign currency exchange risk associated with the purchase price of Titan.

Adjusted EBITDA

Adjusted EBITDA of $75.3 million for the three months ended July 31, 2018 increased $22.5 million, or 42.7%, from our Adjusted EBITDA of $52.8 million for the three months ended July 31, 2017. The increase in Adjusted EBITDA was primarily due to the inclusion of Titan Adjusted EBITDA as well as increases in our base business. See

“—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA, reconciliations thereof to net income and a description of why we believe these measures are important.

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

On June 1, 2018, we entered into the Third Amendment that provides for a new first lien term loan facility under the credit agreement in the aggregate principal amount of approximately $996.8 million due in June 2025 that bears interest at a floating rate based on LIBOR plus 2.75%, representing a 25 basis point improvement compared to the interest rate of the existing first lien term loan facility under the credit agreement immediately prior to giving effect to the Third Amendment. We also drew down $143.0 million under our ABL Facility. The net proceeds from the new first lien term loan facility, ABL Facility and cash on hand were used to repay our existing first lien term loan facility of $571.8 million and to finance the Titan acquisition.

As of July 31, 2018, we had available borrowing capacity of approximately $119.8 million under our $345.0 million ABL Facility. The ABL Facility will mature on November 18, 2021 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender.

In connection with the acquisition of Titan on June 1, 2018, we assumed Titan’s revolving credit facility (the “Titan Facility”) that provides for aggregate revolving commitments of C$105.0 million. The Titan Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of July 31, 2018, no amounts were outstanding under the Titan Facility and we had available borrowing capacity of approximately C$105.0 million under the Titan Facility. The Titan Facility matures on June 28, 2022.

For more information regarding our ABL Facility and other indebtedness, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended
	July 31,
	2018	2017
	(in thousands)
Cash (used in) provided by operating activities	$(47,824)	$8,525
Cash used in investing activities	(579,026)	(7,211)
Cash provided by financing activities	627,282	3,861
Effect of exchange rates on cash and cash equivalents	(4)	—
Increase in cash and cash equivalents	$428	$5,175

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, equity‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities, which were primarily the changes in working capital discussed below.

Net cash used in operating activities was $47.8 million for the three months ended July 31, 2018. This cash used was primarily driven by net income of $8.7 million, non-cash adjustments of $38.8 million, including depreciation and amortization of $26.3 million, and $95.3 million of cash used in changes to our net working capital.

Net cash provided by operating activities was $8.5 million for the three months ended July 31, 2017. This cash provided was primarily driven by net income of $15.3 million and non‑cash adjustments of $19.3 million, including depreciation and amortization of $16.3 million, and $26.1 million of cash used in changes to our net working capital.

Investing Activities

Net cash used in investing activities consists primarily of acquisitions, investments in our facilities including purchases of land, buildings and leasehold improvements and purchases of fleet assets, IT and other equipment. We present this figure net of proceeds from asset sales which typically relate to sales of our fleet assets and closed facilities.

Net cash used in investing activities was $579.0 million for the three months ended July 31, 2018, which consisted of $575.5 million used to acquire businesses during the period and $3.8 million used for purchases of property and equipment. Net cash used in investing activities was $7.2 million for the three months ended July 31, 2017, which consisted of $3.1 million used to acquire businesses during the period and $5.5 million used for purchases of property and equipment, partially offset by $1.4 million in proceeds from the sale of assets.

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods.

Financing Activities

Cash provided by, or used in, financing activities consists primarily of borrowings and related repayments under our credit agreements, as well as repayments of capital lease obligations and proceeds from the sales of equity.

Net cash provided by financing activities was $627.3 million for the three months ended July 31, 2018, consisting primarily of an increase on the First Lien Facility of $425.0 million and net borrowings for the ABL Facility of $215.4 million, offset by $7.9 million of debt issuance costs paid in connection with the Third Amendment and $6.5 million of principal payments on long-term debt and capital leases. Net cash provided by financing activities was $3.9 million for the three months ended July 31, 2017, consisting primarily of an increase on the First Lien Facility of $100.0 million, offset by net repayments on the ABL Facility of $90.0 million and $2.9 million of principal payments on long-term debt and capital leases.

Working Capital and Adjusted Working Capital

A summary of working capital and adjusted working capital as of July 31, 2018 and April 30, 2018 is shown in the following table:

	July 31,	April 30,
	2018	2018
	(in thousands)
Trade accounts and notes receivable, net of allowances	$474,394	$346,450
Inventories, net	315,968	239,223
Accounts payable	(145,865)	(116,168)
	644,497	469,505
Other current assets	54,000	48,163
Other current liabilities	(128,034)	(117,753)
Working capital	570,463	399,915
Cash and cash equivalents	(36,865)	(36,437)
Current maturities of long-term debt	34,317	16,284
Adjusted working capital	$567,915	$379,762

Working capital increased as a result of an increase in trade accounts and notes receivable of $127.9 million, an increase of inventories, net of $76.7 million and an increase in other current assets of 5.8 million, partially offset by an increase in accounts payable of $29.7 million and an increase in other current liabilities of $10.3 million. The increases were primarily due to the acquisition of Titan on June 1, 2018.

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

Our adjusted working capital increased by $188.2 million from April 30, 2018 to July 31, 2018 as a result of an increase in working capital of $170.5 million and an increase of $18.0 million in current maturities of long term debt, offset partially by an increase in cash and cash equivalents of $0.4 million.

Debt Covenants

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants as of July 31, 2018.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of July 31, 2018.

Contractual Obligations

Except as noted below, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, other than those made in the ordinary course of business.

During the three months ended July 31, 2018, we entered into the Third Amendment that provides for a new first lien term loan facility under the credit agreement in the aggregate principal amount of approximately $996.8 million due in June 2025 that bears interest at a floating rate based on LIBOR plus 2.75%, representing a 25 basis point improvement compared to the interest rate of the existing first lien term loan facility under the credit agreement immediately prior to giving effect to the Third Amendment. Net proceeds from the new first lien term loan facility were used to repay our existing first lien term loan facility of $571.8 million, resulting in a $425.0 million increase in the aggregate principal amount of our first lien term loan facility. Also during the three months ended July 31, 2018, we made net borrowings under our ABL facility of $215.4 million.

During the three months ended July 31, 2018, the Company amended certain of its operating lease agreements for equipment. The amendments resulted in the Company classifying these operating leases as capital leases upon the date of the modification. As a result, the Company recorded $70.0 million of capital lease assets and capital lease liabilities during the three months ended July 31, 2018. The equipment leases have terms through fiscal 2023.

In connection with the acquisition of Titan, as of June 1, 2018, we assumed operating lease commitments approximating $5.5 million, $4.8 million, $3.1 million, $3.0 million, $2.6 million and $6.0 million for the fiscal years ending April 30, 2019, 2020, 2021, 2022, 2023 and thereafter, respectively. We also assumed certain contingent consideration arrangements that relate to previous acquisitions of Titan. The contingent consideration arrangements are based on performance of Titan’s business and are payable in cash in fiscal 2019 and fiscal 2020. As of July 31, 2018, the fair value of the contingent consideration arrangements was $12.2 million, of which $1.2 million is payable in the fiscal year ending April 30, 2019 and $11.0 million is payable in the fiscal year ending April 30, 2020.

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

The following is a reconciliation of our net income to Adjusted EBITDA for the three months ended July 31, 2018 and 2017:

	Three Months Ended
	July 31,
	2018	2017
	(in thousands)
Net income	$8,650	$15,343
Interest expense	16,188	7,500
Write-off of debt discount and deferred financing fees	—	74
Interest income	(236)	(23)
Income tax expense	2,836	10,060
Depreciation expense	10,610	5,990
Amortization expense	15,712	10,355
Stock appreciation expense(a)	334	590
Redeemable noncontrolling interests(b)	531	866
Equity-based compensation(c)	404	473
Severance and other permitted costs(d)	4,836	205
Transaction costs (acquisitions and other)(e)	4,753	159
Gain on sale of assets	(121)	(390)
Effects of fair value adjustments to inventory(f)	4,129	—
Change in fair value of financial instruments(g)	6,019	196
Secondary public offering costs(h)	—	631
Debt transaction costs(i)	627	723
Adjusted EBITDA	$75,272	$52,752

(a)	Represents non‑cash compensation expenses related to stock appreciation rights agreements.
(b)	Represents non‑cash compensation expense related to changes in the redemption values of noncontrolling interests.
(c)	Represents non‑cash equity‑based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents one‑time costs related to acquisitions paid to third party advisors.
(f)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(g)	Represents the mark‑to‑market adjustments for derivative financial instruments.

(h)	Represents one-time costs related to our secondary offering paid to third party advisors.
(i)	Represents costs paid to third party advisors related to debt refinancing activities.

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

The following is a reconciliation from working capital, the most directly comparable financial measure under GAAP, to adjusted working capital as of the dates presented:

	July 31,	April 30,
	2018	2018
	(in thousands)
Current assets	$844,362	$633,836
Current liabilities	273,899	233,921
Working capital	570,463	399,915
Cash and cash equivalents	(36,865)	(36,437)
Current maturities of long-term debt	34,317	16,284
Adjusted working capital	$567,915	$379,762

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Other than noted below, there have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. However, we have entered into an interest rate cap on three-month U.S. dollar LIBOR based on a strike rate of 2.0%, which effectively caps the interest rate at 5.0% on an initial notional amount of $275.0 million of our variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms. Excluding the impact of this interest rate cap and the interest rate floor on the First Lien Facility, each 1% increase in interest rates on the First Lien Facility would increase our annual interest expense by approximately $9.9 million based on balances outstanding under the First Lien Facility as of July 31, 2018. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $3.5 million increase in our annual interest expense on the ABL Facility. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements. As of July 31, 2018, $994.3 million aggregate principal amount was outstanding under the First Lien Facility and $215.4 million was outstanding under the ABL Facility.

Foreign Currency Risk

On June 1, 2018, we acquired Titan pursuant to a securities purchase agreement entered into on April 4, 2018. Titan is a distributer of drywall, lumber, commercial and residential building materials with 30 locations across five provinces in Canada. As of April 30, 2018, we were exposed to foreign currency exchange risk associated with the purchase price that was denominated in Canadian dollars. To mitigate this foreign currency exchange risk, we entered into a foreign currency forward contract. The foreign currency forward contract effectively fixed the amount we paid for the purchase price by contracting the Company to pay U.S. dollars and receive Canadian dollars on the notional amount. The foreign currency forward contract did not qualify for hedge accounting. The foreign currency forward contract was settled on June 1, 2018. We recognized an additional $5.7 million loss on the change in fair value of the foreign currency forward contract during the three months ended July 31, 2018.

We have exposure to foreign currency exchange rate fluctuations for our operations in Canada, which can adversely impact our net income and cash flows. Approximately 11% of our net sales during the three months ended July 31, 2018 were derived from sales to customers in Canada. These operations are primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect net sales, net income and cash flows. We currently do not enter into financial instruments to manage this foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of July 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that on June 1, 2018 the Company acquired WSB Titan (“Titan”). As a result, the Company is currently integrating Titan’s operations into its overall system of internal control over financial reporting. Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition. Accordingly, we expect to exclude Titan from the assessment of internal control over financial reporting for fiscal 2019.

PART II – Other Information

Item 1.  Legal Proceedings

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos‑containing products they distributed prior to 1979. Since 2002 and as of July 31, 2018, approximately 976 asbestos‑related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 931 have been dismissed without any payment by us, 37 are pending and only 8 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

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

GMS INC.

Date: August 30, 2018	By:	/s/ H. Douglas Goforth
H. Douglas Goforth
Chief Financial Officer
(Principal Financial Officer)