Form 10-Q
period 2018-10-31
GMS Inc.
filed 2018-12-04
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER: 001‑37784

GMS INC.

(Exact name of registrant as specified in its charter)

Delaware	46‑2931287
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

100 Crescent Centre Parkway, Suite 800
Tucker, Georgia	30084
(Address of principal executive offices)	(ZIP Code)

(800) 392‑4619
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

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

There were 41,181,834 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 30, 2018.

FORM 10‑Q

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the growth of our various market, and statements about our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this Quarterly Report on Form 10‑Q are forward-looking statements.

We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include:

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
•

other risks and uncertainties, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018 filed with the SEC.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward‑looking statements. The forward‑looking statements contained in this Quarterly Report on Form 10‑Q are not guarantees of future performance and actual results and events may differ materially from the forward‑looking statements contained in this Quarterly Report on Form 10‑Q.

Any forward‑looking statement that we make in this Quarterly Report on Form 10‑Q speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward‑looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10‑Q. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of the filing of this Quarterly Report on Form 10‑Q.

PART I – Financial Information

Item 1.  Financial Statements

GMS Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	October 31,	April 30,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$52,878	$36,437
Trade accounts and notes receivable, net of allowances of $8,016 and $9,633, respectively	479,327	346,450
Inventories, net	300,737	239,223
Prepaid expenses and other current assets	15,964	11,726
Total current assets	848,906	633,836
Property and equipment, net of accumulated depreciation of $103,426 and $85,761, respectively	277,626	163,582
Goodwill	622,732	427,645
Intangible assets, net	473,686	222,682
Other assets	13,302	6,766
Total assets	$2,236,252	$1,454,511
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$157,181	$116,168
Accrued compensation and employee benefits	46,744	56,323
Other accrued expenses and current liabilities	66,727	45,146
Current portion of long-term debt	37,725	16,284
Total current liabilities	308,377	233,921
Non-current liabilities:
Long-term debt, less current portion	1,207,503	579,602
Deferred income taxes, net	19,933	10,742
Other liabilities	47,615	35,088
Liabilities to noncontrolling interest holders, less current portion	11,566	15,707
Total liabilities	1,594,994	875,060
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 41,157 and 41,069 shares issued and outstanding as of October 31, 2018 and April 30, 2018, respectively	412	411
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of October 31, 2018 and April 30, 2018	—	—
Exchangeable shares	33,194	—
Additional paid-in capital	492,260	489,007
Retained earnings	123,154	89,592
Accumulated other comprehensive income (loss)	(7,762)	441
Total stockholders' equity	641,258	579,451
Total liabilities and stockholders' equity	$2,236,252	$1,454,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Net sales	$833,837	$648,004	$1,611,981	$1,290,161
Cost of sales (exclusive of depreciation and amortization shown separately below)	565,687	435,744	1,099,015	872,797
Gross profit	268,150	212,260	512,966	417,364
Operating expenses:
Selling, general and administrative	185,268	159,898	370,703	315,970
Depreciation and amortization	30,787	16,713	57,109	33,058
Total operating expenses	216,055	176,611	427,812	349,028
Operating income	52,095	35,649	85,154	68,336
Other (expense) income:
Interest expense	(19,182)	(7,917)	(35,370)	(15,417)
Change in fair value of financial instruments	(376)	(238)	(6,395)	(434)
Write-off of debt discount and deferred financing fees	—	—	—	(74)
Other income, net	434	512	1,068	998
Total other expense, net	(19,124)	(7,643)	(40,697)	(14,927)
Income before taxes	32,971	28,006	44,457	53,409
Provision for income taxes	8,059	9,983	10,895	20,043
Net income	$24,912	$18,023	$33,562	$33,366
Weighted average common shares outstanding:
Basic	41,149	41,006	41,121	40,988
Diluted	41,918	42,146	41,996	42,137
Net income per common share:
Basic	$0.59	$0.44	$0.80	$0.81
Diluted	$0.58	$0.43	$0.78	$0.79
Comprehensive income
Net income	$24,912	$18,023	$33,562	$33,366
Foreign currency translation loss	(4,902)	—	(8,693)	—
Changes in other comprehensive income, net of tax	378	243	491	396
Comprehensive income	$20,388	$18,266	$25,360	$33,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	October 31,
	2018	2017
Cash flows from operating activities:
Net income	$33,562	$33,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,109	33,058
Write-off and amortization of debt discount and debt issuance costs	1,665	1,412
Provision for losses on accounts and notes receivable	81	873
Provision for obsolescence of inventory	229	483
Effects of fair value adjustments to inventory	4,129	187
Increase in fair value of contingent consideration	460	—
Equity-based compensation	3,204	3,019
Gain on sale and disposal of assets	(294)	(598)
Change in fair value of financial instruments	6,395	434
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(45,355)	(21,837)
Inventories	(4,553)	(7,553)
Prepaid expenses and other assets	(343)	(5,805)
Accounts payable	9,516	14,590
Accrued compensation and employee benefits	(9,550)	(16,352)
Derivative liability	(10,778)	—
Other accrued expenses and liabilities	5,325	2,170
Deferred income taxes	(5,145)	(5,437)
Cash provided by operating activities	45,657	32,010
Cash flows from investing activities:
Purchases of property and equipment	(9,156)	(8,442)
Proceeds from sale of assets	638	1,928
Acquisition of businesses, net of cash acquired	(578,917)	(18,375)
Cash used in investing activities	(587,435)	(24,889)
Cash flows from financing activities:
Repayments on the revolving credit facility	(469,647)	(443,920)
Borrowings from the revolving credit facility	623,117	352,567
Payments of principal on long-term debt	(4,984)	(2,888)
Payments of principal on capital lease obligations	(8,820)	(2,936)
Borrowings from term loan	996,840	577,616
Repayments of term loan	(571,840)	(477,616)
Debt issuance costs	(7,933)	(3,283)
Proceeds from exercises of stock options	973	—
Other financing activities	873	(1,441)
Cash provided by (used in) financing activities	558,579	(1,901)
Effect of exchange rates on cash and cash equivalents	(360)	—
Increase in cash and cash equivalents	16,441	5,220
Cash and cash equivalents, beginning of period	36,437	14,561
Cash and cash equivalents, end of period	$52,878	$19,781
Supplemental cash flow disclosures:
Cash paid for income taxes	$10,469	$28,455
Cash paid for interest	30,966	14,104
Supplemental schedule of noncash activities:
Assets acquired under capital lease	$91,005	$6,378
Issuance of installment notes associated with equity-based compensation liability awards	4,001	11,898

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

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair presentation of the results of operations, financial position and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. The results of operations for interim periods are not necessarily indicative of results for any other interim period or the entire fiscal year. As a result, the unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018.

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

Foreign Currency Translation

Assets and liabilities of the Company’s Canadian subsidiaries are translated at the exchange rate prevailing at the balance sheet date, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a separate component of stockholders’ equity and other comprehensive income. Gains and losses on foreign currency transactions are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income within other income, net.

Insurance Liabilities

The Company is self‑insured for certain losses related to medical claims. The Company has stop‑loss coverage to limit the exposure arising from medical claims. The Company has deductible‑based insurance policies for certain losses related to general liability, automobile and workers’ compensation. The deductible amount per incident is $0.3 million, $0.5 million and $1.0 million for general liability, workers’ compensation and automobile, respectively. The coverage consists of a primary layer and an excess layer. The primary layer of coverage is from $0.5 million to $2.0 million and the excess layer cover claims from $2.0 million to $100.0 million. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Insurance losses for claims filed

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors, actuarial assumptions and historical loss development experience.

As of October 31, 2018 and April 30, 2018, the aggregate liabilities for medical self‑insurance were $3.7 million and $4.1 million, respectively, and are included in other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheets. As of October 31, 2018 and April 30, 2018, reserves for general liability, automobile and workers’ compensation totaled approximately $16.6 million and $14.7 million, respectively, and are included in other accrued expenses and current liabilities and other liabilities in the Condensed Consolidated Balance Sheets. As of October 31, 2018 and April 30, 2018, expected recoveries for medical self‑insurance, general liability, automobile and workers’ compensation totaled approximately $7.1 million and $4.8 million, respectively, and are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheets.

Restructuring

The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. After the appropriate level of management approves the detailed restructuring plan and the appropriate criteria for recognition are met, the Company establishes accruals for employee termination and other costs, as applicable. During the six months ended October 31, 2018, the Company initiated a reduction in workforce as part of a strategic cost reduction plan to improve operational efficiency. The Company recorded $5.0 million of restructuring costs during the six months ended October 31, 2018 in connection with the reduction in workforce and certain other restructuring activities, consisting primarily of severance and other employee costs. Such costs are classified within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company made payments of $2.9 million during the six months ended October 31, 2018. As of October 31, 2018, the Company had a remaining liability of $2.1 million, which was classified within other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheet.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Statement of Cash Flows – In August 2016, the FASB issued new guidance to reduce diversity in practice related to certain cash receipts and payment in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted this guidance on May 1, 2018. As a result of the adoption, the Company now classifies cash payments for debt prepayment or debt extinguishment costs, including third-party costs and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, as cash outflows for financing activities. This resulted in a $2.7 million reclass from cash (used in) provided by operating activities (specifically the line item changes in other accrued expenses and current liabilities) to cash provided by financing activities (specifically the line item debt issuance costs) in the Condensed Consolidated Statement of Cash Flows for the six months ended October 31, 2017. The adoption did not have any other material impact on the Company’s financial statements.

Income Taxes – In October 2016, the FASB issued new guidance intended to improve the accounting for intra-entity transfers of assets other than inventory by requiring recognition of income tax consequences when such a transfer occurs. The new guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this guidance on May 1, 2018 with no material impact on its financial statements.

Recently Issued Accounting Pronouncements

Leases—In February 2016, the FASB issued authoritative guidance on accounting for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with such classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for the Company’s fiscal year beginning May 1, 2019 (the first day of fiscal 2020), including interim reporting periods within that fiscal year. A modified transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While the Company is still evaluating the impact of its pending adoption of the new standard on its financial statements, the Company expects that the adoption will result in a material increase in the assets and liabilities recorded on our Condensed Consolidated Balance Sheets and additional qualitative and quantitative disclosures.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Cloud Computing Costs –  In August 2018, the FASB issued new guidance that clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that is a service contract. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the effect that this new guidance will have on its financial position, results of operations and disclosures.

Fair Value Measurement Disclosures –  In August 2018, the FASB issued new guidance that changes certain fair value measurement disclosure requirements.  This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt all of the disclosure changes or early adopt only the removed disclosure requirements and delay adoption of the additional disclosures until the effective date of this amendment. Except for changes to certain disclosures related to fair value measurements, the Company does not expect the adoption of this standard to have a material impact on its financial statements.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Contract Balances

Receivables from contracts with customers were $445.4 million and $326.6 million as of October 31, 2018 and May 1, 2018, respectively. The Company did not have material amounts of contract assets or liabilities as of October 31, 2018 or May 1, 2018.

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

Acquisition of Titan

On June 1, 2018, the Company acquired all of the outstanding equity interests of WSB Titan (“Titan”), a distributer of wallboard, lumber, and other commercial and residential building materials. Titan is a gypsum specialty dealer with 30 locations across five provinces in Canada. The stated purchase price was $627.0 million (C$800.0 million), subject to a working capital and certain other adjustments as set forth in the securities purchase agreement. As part of the consideration, certain members of Titan’s management converted a portion of their ownership position into 1.1 million shares of equity that are exchangeable for the Company’s common stock (“Exchangeable Shares”). The purpose of the transaction is to extend the Company’s leadership position in North America with expanded scale and footprint, expand its geographic coverage into the Canadian market and create opportunities for further expansion in Canada.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The fair value of consideration transferred was $614.7 million, after adjusting for foreign currency changes in the stated purchase price and other fair value changes, which consisted of $581.5 million in cash and $33.2 million for the fair value of the 1.1 million Exchangeable Shares. See Note 7, “Stockholders’ Equity,” for more information on the Exchangeable Shares. The Company also assumed certain contingent consideration arrangements that relate to previous acquisitions of Titan. The contingent consideration arrangements are based on performance of Titan’s business and are payable in cash in fiscal 2019 and fiscal 2020.

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

The following table summarizes the preliminary allocation of the consideration transferred based on currently available information (in thousands):

Cash	$5,573
Trade accounts and notes receivable	84,039
Inventories	60,272
Prepaid and other current assets	8,334
Property and equipment	37,263
Goodwill	196,969
Intangible assets	289,423
Accounts payable and accrued expenses	(40,833)
Contingent consideration	(12,039)
Deferred income taxes	(14,337)
Fair value of consideration transferred	$614,664

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Net sales related to the Titan business included in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended October 31, 2018 was $214.9 million. Net income related to the Titan business included in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended October 31, 2018 was $7.9 million.

The following table represents the unaudited pro forma consolidated net sales and net income for the Company for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017

Net sales	$833,837	$777,146	$1,657,137	$1,544,980
Net income	24,912	20,438	30,079	37,674

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

Other Acquisitions

On August 7, 2018, the Company acquired Charles G. Hardy, Inc. (“CGH”). CGH is an interior building products distributor in Paramount, California. The impact of this acquisition is not material to the Company’s Consolidated Financial Statements.

4. Goodwill and Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill during the six months ended October 31, 2018:

Carrying
Amount
(in thousands)
Balance as of April 30, 2018	$427,645
Goodwill acquired	197,575
Purchase price adjustments	3
Translation adjustment	(2,491)
Balance as of October 31, 2018	$622,732

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Intangible Assets

The following tables present the components of the Company’s definite-lived intangible assets as of October 31, 2018 and April 30, 2018:

	Estimated	Weighted	October 31, 2018
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 13	11.9	$529,173	$181,875	$347,298
Definite-lived tradenames	5 - 20	16.3	55,936	5,209	50,727
Vendor agreements	8 - 10	8.3	6,644	3,359	3,285
Developed technology	5	4.9	5,328	451	4,877
Leasehold interests	1 - 15	7.6	3,726	1,129	2,597
Other	3 - 5	3.3	4,117	582	3,535
Totals			$604,924	$192,605	$412,319

	Estimated	Weighted	April 30, 2018
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 13	10.9	$282,547	$150,081	$132,466
Definite-lived tradenames	5 - 20	18.0	26,250	3,578	22,672
Vendor agreement	8 - 10	8.3	6,644	2,956	3,688
Leasehold interests	7 - 15	9.0	2,866	832	2,034
Other	5	5.0	521	66	455
Totals			$318,828	$157,513	$161,315

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flows generated by such assets, and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $19.2 million and $10.7 million for the three months ended October 31, 2018 and 2017, respectively, and $35.0 million and $21.0 million for the six months ended October 31, 2018 and 2017, respectively. Amortization expense is recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $37.6 million during the remaining six months in the year ending April 30, 2019 and $68.0 million, $58.8 million, $49.4 million, $41.3 million and $157.2 million during the years ending April 30, 2020, 2021, 2022, 2023 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

The Company’s indefinite-lived intangible assets consist of tradenames that had a carrying amount of $61.4 million as of October 31, 2018 and April 30, 2018.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Long-Term Debt

The Company’s long‑term debt consisted of the following as of October 31, 2018 and April 30, 2018:

	October 31,	April 30,
	2018	2018
	(in thousands)
First Lien Term Loan (1) (2)	$976,445	$563,179
ABL Facility	153,470	—
Capital lease obligations, at an annual rate of 5.50%, due in monthly installments through 2025	100,181	18,564
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2023 (3)	15,132	14,143
Carrying value of debt	1,245,228	595,886
Less current portion	37,725	16,284
Long-term debt	$1,207,503	$579,602

(1)	Net of unamortized discount of $2,329 and $2,536 as of October 31, 2018 and April 30, 2018, respectively.
(2)	Net of deferred financing costs of $13,081 and $6,125 as of October 31, 2018 and April 30, 2018, respectively.
(3)	Net of unamortized discount of $1,388 and $1,534 as of October 31, 2018 and April 30, 2018, respectively.

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

On June 1, 2018, the Company entered into the Third Amendment that provided for a new first lien term loan facility under the First Lien Credit Agreement in the aggregate principal amount of $996.8 million due in June 2025 that bears interest at a floating rate based on LIBOR plus 2.75%,  with a 0% floor. The net proceeds from the new first lien term loan facility were used to repay the Company’s existing First Lien Loan outstanding balance of approximately $571.8 million and to finance the acquisition of Titan. As of October 31, 2018, the applicable rate of interest was 5.05%.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based at LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. As of October 31, 2018, the applicable rate of interest was 3.93%. The ABL Facility also contains an unused commitment fee subject to utilization, as included in the ABL Facility agreement.

During the six months ended October 31, 2018, the Company made net borrowings under the ABL facility of $153.5 million. As of October 31, 2018, the Company had available borrowing capacity of approximately $181.7 million under the ABL Facility. The ABL Facility will mature on November 18, 2021 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the First Lien Facility.

Covenants under the ABL Facility and First Lien Facility

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all restrictive covenants as of October 31, 2018.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of October 31, 2018.

Titan Revolving Credit Facility

In connection with the acquisition of Titan on June 1, 2018, the Company assumed Titan’s revolving credit facility (the “Titan Facility”) that provides for aggregate revolving commitments of C$105.0 million. The Titan Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of October 31, 2018, no amounts were outstanding under the Titan Facility and the Company had available borrowing capacity of approximately C$105.0 million under the Titan Facility. The Titan Facility matures on June 28, 2022.

Capital Leases

During the six months ended October 31, 2018, the Company amended certain terms of its operating lease agreements for equipment. The amendments would have resulted in capital lease classification of the leases under lease classification criteria had the changed terms been in effect at lease inception. As such, the amended agreements were considered new agreements. The new lease agreements were classified as capital leases as of the date of the modifications based on the application of lease classification criteria. As a result, the Company recorded $73.6 million of capital lease assets and capital lease obligations in its Condensed Consolidated Balance Sheet during the six months ended October 31, 2018.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Debt Maturities

As of October 31, 2018, the maturities of long‑term debt were as follows

	First Lien	ABL	Capital	Installment
	Term Loan(1)	Facility	Leases	Notes(2)	Total
Years ending April 30,	(in thousands)
2019 (remaining six months)	$4,983	$—	$10,427	$1,032	$16,442
2020	9,968	—	24,616	4,113	38,697
2021	9,968	—	23,194	3,810	36,972
2022	9,968	153,470	19,457	3,374	186,269
2023	9,968	—	14,268	3,342	27,578
Thereafter	947,000	—	8,219	849	956,068
	$991,855	$153,470	$100,181	$16,520	$1,262,026

(1)	Gross of unamortized discount of $2,329 and deferred financing costs of $13,081 as of October 31, 2018.
(2)	Gross of unamortized discount of $1,388 as of October 31, 2018.

6. Income Taxes

The Company’s effective income tax rate on continuing operations for the six months ended October 31, 2018 was 24.5% compared to an effective income tax rate of 37.5% for the six months ended October 31, 2017. The decrease in the effective income tax rate was primarily due to the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the impact of foreign tax rates and other tax effects associated with the acquisition of Titan. The U.S. federal statutory rate is 21.0%.

The estimated impact of the Tax Act was based on a preliminary review of the new law and is subject to revision due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act or any updates or changes to estimates the Company has utilized to calculate the impacts. Among the factors that could affect the accuracy of our provisional amounts is uncertainty about the statutory tax rate applicable to our deferred income tax assets and liabilities, since the actual rate will be dependent on the timing of realization or settlement of such assets and liabilities. As of October 31, 2018, we estimated the dates when such realization or settlement would occur. The actual dates when such realization or settlement occurs may be different from our estimates, pending finalization of our fiscal year 2018 tax return, which could result in the ultimate revaluation of our deferred income taxes to be different from our provisional amounts. As of October 31, 2018, the Company recorded $0.1 million of income tax benefit related to tax adjustments made in accordance with SAB 118 with respect to the adjustment of our original provisional estimate of the impact of the Tax Reform Act. Additionally, the Company continues to analyze additional information and guidance related to certain aspects of the Tax Act, such as limitations on the deductibility of executive compensation, conformity or changes by state taxing authorities in response to The Act, and the deductibility of other expenses impacted by the Tax Act. The Company will complete its accounting for the Tax Act once the Company has obtained, prepared and analyzed all information needed (including computations) for its analysis, but no later than one year from the enactment date of the Tax Act.

Due to the acquisition of Titan, the Company is now subject to provisions of the Tax Act related to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

In general, it is the practice and intention of the Company to reinvest the accumulated earnings of its non-U.S. subsidiaries in those operations. Foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States.

The Company had valuation allowances of $0.4 million against its deferred tax assets related to certain tax jurisdictions as of October 31, 2018 and April 30, 2018. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.

The Company had no reserve for uncertain tax positions as of October 31, 2018 and April 30, 2018.

7. Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes to accumulated other comprehensive income (loss), net of tax, by component for the six months ended October 31, 2018:

Accumulated
Other
Comprehensive
Income (Loss)
(in thousands)
Accumulated other comprehensive income as of April 30, 2018	$441
Foreign currency translation adjustments	(8,693)
Other comprehensive loss on interest rate cap	(237)
Reclassification to earnings from accumulated other comprehensive income for interest rate cap	727
Accumulated other comprehensive loss as of October 31, 2018	$(7,762)

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

8. Equity-Based Compensation

General

The Company measures compensation cost for all share‑based awards at fair value on the grant date (or measurement date if different) and recognizes compensation expense, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Scholes valuation model, and determines the fair value of restricted stock units based on the quoted price of GMS’s common stock on the date of grant.  The Company estimates forfeitures based on historical analysis of actual forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually.

Equity-based compensation expense related to stock options and restricted stock units was $1.5  million and $0.8 million during the six months ended October 31, 2018 and 2017, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Stock Option Awards

The following table presents stock option activity for the six months ended October 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2018	1,952	$14.37	6.52	$33,209
Options granted	374	25.58
Options exercised	(78)	12.44
Options forfeited	(5)	36.23
Options expired	—	—
Outstanding as of October 31, 2018	2,243	$16.26	6.64	$6,365
Exercisable as of October 31, 2018	1,708	$13.14	5.83	$6,330
Vested and expected to vest as of October 31, 2018	2,232	$16.20	6.63	$6,365

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the six months ended October 31, 2018 and 2017 was $0.7 million and $3.5 million, respectively. As of October 31, 2018, there was $4.0 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.6 years.

There were no stock options granted during the six months ended October 31, 2017. The fair value of stock options granted during the six months ended October 31, 2018 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Six Months Ended
October 31, 2018
Volatility	33.71%
Expected life (years)	6.0
Risk-free interest rate	2.87%
Dividend yield	—%

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The weighted average grant date fair value of options granted during the six months ended October 31, 2018 was $9.72 per share. The expected volatility was based on the average volatility of peer public entities that are similar in size and industry because prior to our IPO we did not have sufficient history to estimate the expected volatility of our common stock price. The expected life of stock options was based on previous history of exercises. The risk‑free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield was 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the trading day immediately preceding the date of the grant.

Restricted Stock Units

The following table presents restricted stock unit activity for the six months ended October 31, 2018:

		Weighted
	Number of	Average
	Restricted	Exercise
	Stock Units	Price
Outstanding as of April 30, 2018	21,766	$37.49
Granted	166,973	25.58
Vested	(655)	37.49
Forfeited	(1,229)	35.37
Outstanding as of October 31, 2018	186,855	$26.86

As of  October 31, 2018, there was $4.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.4 years.

9. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests for the six months ended October 31, 2018:

	Stock		Redeemable
	Appreciation	Deferred	Noncontrolling
	Rights	Compensation	Interests
	(in thousands)
Balance as of April 30, 2018	$21,944	$2,222	$16,170
Amounts redeemed	(534)	(711)	(4,110)
Change in fair value	984	112	702
Balance as of October 31, 2018	$22,394	$1,623	$12,762

Classified as current as of April 30, 2018	$308	$133	$463
Classified as long-term as of April 30, 2018	21,636	2,089	15,707

Classified as current as of October 31, 2018	$1,017	$7	$1,196
Classified as long-term as of October 31, 2018	21,377	1,616	11,566

Total expense related to these instruments was $1.8 million and $2.3 million during the six months ended October 31, 2018 and 2017, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock Appreciation Rights

Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over four years, upon a triggering event. As of October 31, 2018, all stock appreciation rights were vested.

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

10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of October 31, 2018 and April 30, 2018:

	October 31,	April 30,
	2018	2018
	(in thousands)
Assets:
Interest rate cap (Level 2)	$—	$543

Liabilities:
Forward currency forward (Level 2)	$—	$5,108
Stock appreciation rights (Level 3)	22,394	21,944
Deferred compensation (Level 3)	1,623	2,222
Noncontrolling interest holders (Level 3)	12,762	16,170
Contingent consideration (Level 3)	12,331	—

Derivative instruments. The fair value of derivative instruments is determined using Level 2 inputs. Generally, the Company obtains the Level 2 inputs from its counterparties. Substantially all of the inputs are observable in the marketplace throughout the full term of the instruments, which can be derived from observable data or are supported by

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

observable levels at which transactions are executed in the marketplace. The fair value of the Company’s interest rate cap was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market‑based inputs, including interest rate curves and implied volatilities. The Company’s interest rate cap expired on October 31, 2018. The fair value of the Company’s forward currency forward contract was based on observable market inputs, such as forward rates in active markets.

During the six months ended October 31, 2018, the Company recognized a $5.7 million loss on the change in fair value of its foreign currency forward contract, which was settled upon the acquisition on Titan. The loss is included within change in fair value of financial instruments in the Condensed Consolidated Statement of Operations and Comprehensive Income.

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

Contingent consideration. The fair value of contingent consideration is determined using Level 3 inputs. These inputs include a discount rate and probability adjusted payments. In connection with the acquisition of Titan, the Company assumed certain contingent consideration arrangements that had an estimated fair value of $12.3 million. During the six months ended October 31, 2018, the Company recorded expense of $0.5 million related to the contingent consideration, which was included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 3, “Business Acquisitions.” There were no material long-lived asset impairments during the six months ended October 31, 2018 or 2017.

11. Transactions With Related Parties

The Company leases office and warehouse facilities from partnerships or entities owned by certain executive officers and stockholders of GMS Inc. and its subsidiaries. As of October 31, 2018, these leases had expiration dates through fiscal 2025. Rent expense related to these leases was $0.2 million and $0.2 million for the three months ended October 31, 2018 and 2017, respectively, and $0.4 million and $0.4 million for the six months ended October 31, 2018 and 2017, respectively. Rent expense related to these leases is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. Certain executive officers and stockholders of the Company are stockholders of SWP, which was spun‑off from Gypsum Management and Supply, Inc. on August 31, 2012. The Company purchased inventory from SWP for distribution in the amount of $3.5 million and $3.7 million during the three months ended October 31, 2018 and 2017, respectively, and $7.0 million and $7.2 million during the six months ended October 31, 2018 and 2017, respectively. Amounts due to SWP for purchases of inventory for distribution were $1.3 million and $1.2 million as of October 31, 2018 and April 30, 2018, respectively, and are included in accounts payable in the Condensed Consolidated Balance Sheets.

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

The following tables present segment results for the three and six months ended October 31, 2018 and 2017:

	Three Months Ended October 31, 2018
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$827,198	$265,815	$30,062	$86,450
Other	6,639	2,335	55	695
Corporate	—	—	670	—
	$833,837	$268,150	$30,787	$87,145

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended October 31, 2017
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$641,918	$210,034	$16,466	$53,651
Other	6,086	2,226	60	594
Corporate	—	—	187	—
	$648,004	$212,260	$16,713	$54,245

	Six Months Ended October 31, 2018
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$1,598,748	$508,390	$55,916	$161,044
Other	13,233	4,576	113	1,373
Corporate	—	—	1,080	—
	$1,611,981	$512,966	$57,109	$162,417

	Six Months Ended October 31, 2017
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$1,278,285	$413,059	$32,492	$105,877
Other	11,876	4,305	124	1,117
Corporate	—	—	442	—
	$1,290,161	$417,364	$33,058	$106,994

The following table presents a reconciliation of Adjusted EBITDA to net income for the three and six months ended October 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
	(in thousands)
Net income	$24,912	$18,023	$33,562	$33,366
Interest expense	19,182	7,917	35,370	15,417
Write-off of debt discount and deferred financing fees	—	—	—	74
Interest income	203	(26)	(33)	(49)
Income tax expense	8,059	9,983	10,895	20,043
Depreciation expense	11,538	6,023	22,148	12,013
Amortization expense	19,249	10,690	34,961	21,045
Stock appreciation expense(a)	649	642	983	1,232
Redeemable noncontrolling interests(b)	282	164	813	1,030
Equity-based compensation(c)	1,094	375	1,498	847
Severance and other permitted costs(d)	882	113	5,718	317
Transaction costs (acquisitions and other)(e)	841	88	5,594	246
Gain on sale of assets	(173)	(207)	(294)	(597)
Effects of fair value adjustments to inventory(f)	—	187	4,129	187
Change in fair value of financial instruments(g)	376	238	6,395	434
Secondary public offering costs(h)	—	—	—	631
Debt transaction costs(i)	51	35	678	758
Adjusted EBITDA	$87,145	$54,245	$162,417	$106,994

(a)	Represents non‑cash income or expenses related to stock appreciation rights agreements.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(b)	Represents non‑cash compensation expense related to changes in the redemption values of noncontrolling interests.
(c)	Represents non‑cash equity‑based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents one‑time costs related to acquisitions paid to third parties.
(f)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(g)	Represents the mark‑to‑market adjustments for derivative financial instruments.
(h)	Represents one-time costs related to our secondary offering paid to third-party advisors.
(i)	Represents costs paid to third party advisors related to debt refinancing activities.

Revenues by Product

The following table presents the Company’s net sales to external customers by main product lines for the three and six months ended October 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
	(in thousands)
Wallboard	$334,688	$288,498	$652,423	$573,155
Ceilings	118,376	101,646	234,231	201,356
Steel framing	135,760	103,203	264,872	207,854
Other products	245,013	154,657	460,455	307,796
Total net sales	$833,837	$648,004	$1,611,981	$1,290,161

Geographic Information

The following table presents the Company’s net sales by major geographic area for the three and six months ended October 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
	(in thousands)
United States	$706,347	$648,004	$1,397,078	$1,290,161
Canada	127,490	—	214,903	—
Total net sales	$833,837	$648,004	$1,611,981	$1,290,161

The average exchange rates for translating Canada net sales from Canadian dollars to U.S. dollars were 0.7697 and 0.7679 for the three and six months ended October 31, 2018, respectively. The average exchange rates were 0.7965 and 0.7862 for the three and six months ended October 31, 2017, respectively.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the Company’s long-lived assets by major geographic area as of October 31, 2018 and April 30, 2018:

	October 31,	April 30,
	2018	2018
	(in thousands)
United States	$876,224	$813,909
Canada	497,820	—
Total long-lived assets	$1,374,044	$813,909

14. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended October 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net income	$24,912	$18,023	$33,562	$33,366
Less: Net income allocated to participating securities	665	—	751	—
Net income attributable to common stockholders	$24,247	$18,023	$32,811	$33,366
Basic earnings per common share:
Basic weighted average common shares outstanding	41,149	41,006	41,121	40,988
Basic earnings per common share	$0.59	$0.44	$0.80	$0.81
Diluted earnings per common share:
Basic weighted average common shares outstanding	41,149	41,006	41,121	40,988
Add: Common Stock Equivalents	769	1,140	875	1,149
Diluted weighted average common shares outstanding	41,918	42,146	41,996	42,137
Diluted earnings per common share	$0.58	$0.43	$0.78	$0.79

15. Subsequent Event

On  November 30, 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. We intend to conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10‑Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10‑Q, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10‑K for the year ended April 30, 2018.

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

Business Strategy

Our growth strategy entails taking market share within our existing footprint and expanding in existing and new markets by opening new branches and acquiring competitors. We expect to continue to capture profitable market share in our existing footprint by delivering industry‑leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre‑existing customer relationships in these markets but need a new location to fully capitalize on those relationships. Since May 1, 2013 we have opened more than 30 new greenfield branches and we currently expect to open several new greenfield branches each year depending on market conditions. In addition, we will continue to selectively pursue tuck‑in acquisitions and have a dedicated team of professionals to manage this process. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy.

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

Other Acquisitions

On August 7, 2018, we acquired Charles G. Hardy, Inc. (“CGH”). CGH is an interior building products distributor in Paramount, California.

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

Operating Lease Amendments

During the six months ended October 31, 2018, the Company amended certain of its operating lease agreements for equipment. The amendments resulted in the Company classifying these leases as capital leases upon the date of the modification. As a result, the Company recorded $73.6 million of capital lease assets and capital lease obligations during the six months ended October 31, 2018. In addition, the Company began financing the purchase of new equipment under capital leases.

Restructuring

During the six months ended October 31, 2018, the Company initiated a reduction in workforce as part of a strategic cost reduction plan to improve operational efficiency. The Company recorded $5.0 million of restructuring costs during the six months ended October 31, 2018 in connection with the reduction in workforce and certain other restructuring activities, consisting primarily of severance and other employee costs. Such costs are classified within selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income. As of October 31, 2018, the Company had a remaining liability of $2.1 million. The Company expects to make cash payments to settle the remaining liability within the next twelve months.

Share Repurchase Program

On November 30, 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. We intend to conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities.

 Factors and Trends Affecting our Operating Results

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018 for a discussion of the general and specific factors and trends affecting our business and results of operations, which include general economic conditions and outlook, new commercial construction, commercial repair and remodel (R&R”) spending, new residential construction, residential R&R spending, seasonality and inflation and acquisitions. There were no material changes to those matters during the six months ended October 31, 2018.

Our Products

The following is a summary of our net sales by product group for the three and six months ended October 31, 2018 and 2017:

F
	Three Months Ended				Six Months Ended
	October 31,	% of	October 31,	% of	October 31,	% of	October 31,	% of
	2018	Total	2017	Total	2018	Total	2017	Total
	(dollars in thousands)
Wallboard	$334,688	40.1%	$288,498	44.5%	$652,423	40.5%	$573,155	44.4%
Ceilings	118,376	14.2%	101,646	15.7%	234,231	14.5%	201,356	15.6%
Steel framing	135,760	16.3%	103,203	15.9%	264,872	16.4%	207,854	16.1%
Other products	245,013	29.4%	154,657	23.9%	460,455	28.6%	307,796	23.9%
Total net sales	$833,837		$648,004		$1,611,981		$1,290,161

Results of Operations

Three Months Ended October 31, 2018 and 2017

The following table summarizes key components of our results of operations for the three months ended October 31, 2018 and 2017:

	Three Months Ended
	October 31,
	2018	2017
	(dollars in thousands)
Statement of operations data(1):
Net sales	$833,837	$648,004
Cost of sales (exclusive of depreciation and amortization shown separately below)	565,687	435,744
Gross profit	268,150	212,260
Operating expenses:
Selling, general and administrative expenses	185,268	159,898
Depreciation and amortization	30,787	16,713
Total operating expenses	216,055	176,611
Operating income	52,095	35,649
Other (expense) income:
Interest expense	(19,182)	(7,917)
Change in fair value of financial instruments	(376)	(238)
Other income, net	434	512
Total other expense, net	(19,124)	(7,643)
Income before taxes	32,971	28,006
Provision for income taxes	8,059	9,983
Net income	$24,912	$18,023
Non-GAAP measures:
Adjusted EBITDA(2)	$87,145	$54,245
Adjusted EBITDA margin(2)(3)	10.5%	8.4%

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

Net Sales

Net sales of $833.8 million increased $185.8 million, or 28.7%, from $648.0 million for the three months ended October 31, 2017. Net sales during the three months ended October 31, 2018 increased across all product categories. In the three months ended October 31, 2018, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $46.2 million, or 16.0%, compared to the three months ended October 31, 2017. The increase in wallboard sales was driven by the impact of the acquisition of Titan on June 1, 2018 and pricing improvement, slightly offset by organic wallboard unit volume decline of 0.6%. In the three months ended October 31, 2018, our ceilings sales increased $16.7 million, or 16.5%, from the three months ended October 31, 2017. The increase in ceilings sales was mainly due to strong organic growth driven by greater commercial activity and pricing improvement as well as the positive impact of acquisitions. In the three months ended October 31, 2018, steel framing sales increased $32.6 million, or 31.5%, from the three months ended October 31, 2017. The increase in steel framing sales was mainly due to strong organic growth driven by greater commercial activity and pricing improvement as well as the positive impact of acquisitions. For the three months ended October 31, 2018, our other products sales category, which includes insulation, joint treatment, tools, lumber and various other specialty building products, increased $90.4 million, or 58.4%, compared to the three months ended October 31, 2017. The increase was due to the impact of the acquisition of Titan and pricing improvement.

From February 2, 2017 through October 31, 2018, we completed three acquisitions, which included four branches in the United States and 30 branches across Canada. These acquisitions contributed $136.0 million to our net sales in the three months ended October 31, 2018. Excluding these acquired sites, for the three months ended October 31, 2018 and 2017, our base business net sales increased $55.9 million, or 8.7%, compared to the three months ended October 31, 2017. The overall increase in our base business net sales reflects the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction.

The following table breaks out our consolidated net sales into the base business component and the excluded components, which consist of recently acquired branches, as shown below:

	Three Months Ended
	October 31,
(Unaudited)	2018	2017
	(in thousands)
Base business net sales	$697,795	$641,885
Recently acquired net sales (excluded from base business)	136,042	6,119
Total net sales	$833,837	$648,004

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 2, 2017 and April 30, 2019 will be excluded from base business net sales for any period during fiscal year 2019.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition	Acquisition Date	Acquired	Periods Excluded
ASI Building Products, LLC (MI)	August 1, 2017	3	August 1, 2017 - October 31, 2018
Southwest Building Materials, Ltd. (TX)	December 4, 2017	1	December 4, 2017 - October 31, 2018
WSB Titan (CAN)	June 1, 2018	30	June 1, 2018 - October 31, 2018

(1)	Our acquisition CGH on August 7, 2018 has been treated as a new greenfield branch and is included in base business net sales for purposes of calculating our base business results.

Gross Profit and Gross Margin

Gross profit of $268.2 million for the three months ended October 31, 2018 increased $55.9 million, or 26.3%, from the three months ended October 31, 2017. The increase in gross profit was due to $185.8 million in additional sales, partially offset by a $129.9 million increase in cost of sales. These increases were primarily due to the acquisition of Titan, as well as increases in sales in our base business. Gross margin on net sales decreased to 32.2% for the three months ended October 31, 2018 compared to 32.8% for the three months ended October 31, 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses of $185.3 million for the three months ended October 31, 2018  increased $25.4 million, or 15.9%, from the three months ended October 31, 2017. The increase was due to the acquisition of Titan, a $2.4 million increase in payroll and payroll related costs due to growth in our base business, $0.8 million of transaction costs related to the acquisition of Titan and $0.4 million of restructuring costs.  These increases were partially offset by $5.9 million of expense savings from the amendment of certain equipment operating leases that are now being accounted for as capital leases.  Selling, general and administrative expenses was 22.2% of our net sales during the three months ended October 31, 2018, compared to 24.7% of our net sales during the three months ended October 31, 2017. The decrease was driven by increased cost efficiencies, primarily the result of cost reduction initiatives taken during the fiscal year, contributions from the Titan acquisition and our changes to lease accounting. These improvements were partially offset by continuing inflation pressures, primarily in logistics.

Depreciation and Amortization Expense

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of assets from other companies. Depreciation and amortization expense was $30.8 million for the three months ended October 31, 2018 compared to $16.7 million for the three months ended October 31, 2017. The increase was due to an  $8.6 million increase in amortization of definite-lived intangible assets and a $5.5 million increase in depreciation expense. The increase in amortization expense was primarily attributable to expense resulting from definite-lived intangible assets obtained in the acquisition of Titan. The increase in depreciation expense was primarily attributable to expense resulting from property and equipment obtained in the acquisition of Titan and $3.5 million of depreciation expense resulting from amendments of certain operating leases for equipment that are now being accounted for as capital leases.

Interest Expense

Interest expense consists primarily of interest expense incurred on our debt and capital leases and amortization of deferred financing fees and debt discounts. Interest expense was $19.2 million during the three months ended October 31, 2018 compared to $7.9 million for the three months ended October 31, 2017. The increase was primarily due to an increase in the outstanding amount of debt related to the financing of the acquisition of Titan. The gross amount of our outstanding debt increased $425.0 million due to the Third Amendment to our first lien term loan facility and increased $153.5 million due to net borrowings under our ABL facility. Also contributing to the increase was a $3.1 million increase in interest expense resulting from amendments of certain operating leases for equipment that are now being accounted for as capital leases.

Income Taxes

We recognized income tax expense of $8.0 million during the three months ended October 31, 2018 compared to income tax expense of $10.0 million during the three months ended October 31, 2017. Our effective tax rate was 24.4% and 35.6% for the three months ended October 31, 2018 and 2017, respectively. The decrease in the effective income tax rate from the three months ended October 31, 2017 to the three months ended October 31, 2018 was primarily due to the impact of the Tax Cuts and Jobs Act of 2017, the impact of foreign tax rates and other tax effects associated with the acquisition of Titan.

Net Income

Net income was $24.9 million for the three months ended October 31, 2018 compared to $18.0 million for the three months ended October 31, 2017. The increase was primarily due to the inclusion of net income of Titan, partially offset by an increase in depreciation and amortization expense resulting from property and equipment and definite-lived intangible assets obtained in the acquisition of Titan and an increase in interest expense resulting from the debt financing completed in connection with the acquisition of Titan and our operating lease amendments.

Adjusted EBITDA

Adjusted EBITDA of $87.1 million for the three months ended October 31, 2018 increased $32.9 million, or 60.7%, from our Adjusted EBITDA of $54.2 million for the three months ended October 31, 2017. The increase in Adjusted EBITDA was primarily due to the inclusion of Adjusted EBITDA of Titan as well as increases in our base business, increased cost efficiencies, primarily the result of cost reduction initiatives taken during the fiscal year, and changes to our lease accounting. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA, reconciliations thereof to net income and a description of why we believe these measures are important.

Six Months Ended October 31, 2018 and 2017

The following table summarizes key components of our results of operations for the six months ended October 31, 2018 and 2017:

	Six Months Ended
	October 31,
	2018	2017
	(dollars in thousands)
Statement of operations data:
Net sales	$1,611,981	$1,290,161
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,099,015	872,797
Gross profit	512,966	417,364
Operating expenses:
Selling, general and administrative expenses	370,703	315,970
Depreciation and amortization	57,109	33,058
Total operating expenses	427,812	349,028
Operating income	85,154	68,336
Other (expense) income:
Interest expense	(35,370)	(15,417)
Change in fair value of financial instruments	(6,395)	(434)
Write-off of discount and deferred financing fees	—	(74)
Other income, net	1,068	998
Total other expense, net	(40,697)	(14,927)
Income before tax	44,457	53,409
Provision for income taxes	10,895	20,043
Net income	$33,562	$33,366
Non-GAAP measures:
Adjusted EBITDA(2)	$162,417	$106,994
Adjusted EBITDA margin(2)(3)	10.1%	8.3%

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

Net Sales

Net sales of $1,612.0 million increased $321.8 million, or 24.9%, from $1,290.2 million for the six months ended October 31, 2017. Net sales during the six months ended October 31, 2018 increased across all product categories. In the six months ended October 31, 2018, our wallboard sales, which are impacted by both commercial and residential construction activity, increased by $79.3 million, or 13.8%, compared to the six months ended October 31, 2017. The increase in wallboard sales was driven by the impact of the acquisition of Titan on June 1, 2018 and pricing improvement, slightly offset by organic wallboard unit volume decline of 0.5%. In the six months ended October 31, 2018, our ceilings sales increased $32.9 million, or 16.3%, from the six months ended October 31, 2017. The increase in ceilings sales was mainly due to strong organic growth driven by greater commercial activity and pricing improvement as well as the positive impact of acquisitions.  In the six months ended October 31, 2018, steel framing sales increased $57.0 million, or 27.4%, from the six months ended October 31, 2017. The increase in steel framing sales was mainly due to strong organic growth driven by greater commercial activity and meaningful pricing improvement as well as the positive impact of acquisitions. For the six months ended October 31, 2018, our other products sales category, which includes insulation, joint treatment, tools, lumber and various other specialty building products, increased $152.7 million, or 49.6%, compared to the six months ended October 31, 2017. The increase was due to the impact of the acquisition of Titan and pricing improvement.

From February 2, 2017 through October 31, 2018, we completed three acquisitions, which included four branches in the United States and 30 branches across Canada. These acquisitions contributed $232.9 million to our net sales in the six months ended October 31, 2018. Excluding these acquired sites, for the six months ended October 31, 2018 and 2017, our base business net sales increased $95.0 million, or 7.4%, compared to the six months ended October 31, 2017. The overall increase in our base business net sales reflects the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction.

The following table breaks out our consolidated net sales into the base business component and the excluded components, which consist of recently acquired branches, as shown below:

	Six Months Ended
	October 31,
(Unaudited)	2018	2017
	(in thousands)
Base business net sales	$1,379,076	$1,284,042
Recently acquired net sales (excluded from base business)	232,905	6,119
Total net sales	$1,611,981	$1,290,161

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and six months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 2, 2017 and April 30, 2019 will be excluded from base business net sales for any period during fiscal year 2019.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition	Acquisition Date	Acquired	Periods Excluded
ASI Building Products, LLC (MI)	August 1, 2017	3	August 1, 2017 - October 31, 2018
Southwest Building Materials, Ltd. (TX)	December 4, 2017	1	December 4, 2017 - October 31, 2018
WSB Titan (CAN)	June 1, 2018	30	June 1, 2018 - October 31, 2018

(1)	Our acquisition CGH on August 7, 2018 has been treated as a new greenfield branch and is included in base business net sales for purposes of calculating our base business results.

Gross Profit and Gross Margin

Gross profit of $513.0 million for the six months ended October 31, 2018 increased $95.6 million, or 22.9%, from the six months ended October 31, 2017. The increase in gross profit was due to $321.8 million in additional sales, partially offset by a $226.2 million increase in cost of sales. These increases were primarily due to the acquisition of Titan, as well as increased sales in our base business. Gross margin on net sales decreased to 31.8% for the six months ended October 31, 2018 compared to 32.3% for the six months ended October 31, 2017. The decrease was primarily due to a $4.1 million, or 0.4%, non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value. As part of our accounting for business combinations, we are required to value inventory acquired in the business combination at its net realizable value. The inventory adjustment is typically fully recognized in cost of sales within the first month after completion of an acquisition. This step-up in basis and related expense has a negative effect on gross margins as the related inventory is sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $370.7 million for the six months ended October 31, 2018  increased $54.7 million, or 17.3%, from the six months ended October 31, 2017. The increase was due to the acquisition of Titan, a $13.3 million increase in payroll and payroll related costs due to growth in our base business, $5.5 million of transaction costs related to the acquisition of Titan and $5.0 million of restructuring costs related to the reduction in workforce implemented during the six months ended October 31, 2018. These increases were partially offset by $11.0 million of expense savings from the amendment of certain equipment operating leases that are now being accounted for as capital leases. Selling, general and administrative expenses was 23.0% of our net sales during the six months ended October 31, 2018, compared to 24.5% of our net sales during the six months ended October 31, 2017. The decrease was driven by increased cost efficiencies, primarily the result of cost reduction initiatives taken during the fiscal year, contributions from the Titan acquisition and our changes to lease accounting. These improvements were partially offset by continuing inflation pressures, primarily in logistics.

Depreciation and Amortization Expense

Depreciation and amortization expense was $57.1 million for the six months ended October 31, 2018 compared to $33.1 million for the six months ended October 31, 2017. The increase was due to a $13.9 million increase in amortization of definite-lived intangible assets and a $10.1 million increase in depreciation expense. The increase in amortization expense compared to the prior year period was primarily attributable to expense resulting from definite-lived intangible assets obtained in the acquisition of Titan. The increase in depreciation expense compared to the prior year period was primarily attributable to expense resulting from property and equipment obtained in the acquisition of Titan and $6.5 million of expense resulting from amendments of certain operating leases for equipment that are now being accounted for as capital leases.

Interest Expense

Interest expense was $35.4 million during the six months ended October 31, 2018 compared to $15.4 million for the six months ended October 31, 2017. The increase was primarily due to an increase in the outstanding amount of debt related to the financing of the acquisition of Titan. The gross amount of outstanding debt increased $425.0 million during the six months ended October 31, 2018 due to the Third Amendment to our first lien term loan facility and increased $153.5 million during the six months ended October 31, 2018 due to net borrowings under our ABL facility. Also contributing to the increase was a $5.9 million increase in interest expense resulting from amendments of certain operating leases for equipment that are now being accounted for as capital leases.

Change in Fair Value of Financial Instruments

Change in fair value of financial instruments includes changes in fair value of our derivative instruments that are recognized in earnings. During the six months ended October 31, 2018, we recognized a $5.7 million loss on the change in fair value of a foreign currency forward contract. The foreign currency forward contract was entered into to mitigate foreign currency exchange risk associated with the purchase price of Titan that was denominated in Canadian dollars during the time between signing the agreement and closing the transaction. The foreign currency forward contract effectively fixed the amount we paid for the purchase price by contracting us to pay U.S. dollars and receive Canadian dollars on the notional amount. The remaining increase was due to changes in fair value of our interest rate cap.

Income Taxes

We recognized income tax expense of $10.9 million during the six months ended October 31, 2018 compared to income tax expense of $20.0 million during the six months ended October 31, 2017. Our effective tax rate was 24.5% and 37.5% for the six months ended October 31, 2018 and 2017, respectively. The decrease in the effective income tax rate from the six months ended October 31, 2017 to the six months ended October 31, 2018 was primarily due to the impact of the Tax Cuts and Jobs Act of 2017, the impact of foreign tax rates and other tax effects associated with the acquisition of Titan.

Net Income

Net income was $33.6 million for the six months ended October 31, 2018 compared to $33.4 million for the six months ended October 31, 2017. The increase in net income was due to an increase in depreciation and amortization expense resulting from property and equipment and definite-lived intangible assets obtained in the acquisition of Titan, an increase in interest expense resulting from the debt financing completed in connection with the acquisition of Titan and the operating lease amendments and a loss on the change in fair value of a foreign currency forward contract entered into to mitigate foreign currency exchange risk associated with the purchase price of Titan.

Adjusted EBITDA

Adjusted EBITDA of $162.4 million for the six months ended October 31, 2018 increased $55.4 million, or 51.8%, from our Adjusted EBITDA of $107.0 million for the six months ended October 31, 2017. The increase in Adjusted EBITDA was primarily due to the inclusion of Titan Adjusted EBITDA as well as increases in our base business, increased cost efficiencies, primarily the result of cost reduction initiatives taken during the fiscal year, and changes to lease accounting. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA, reconciliations thereof to net income and a description of why we believe these measures are important.

Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our Asset Based Lending Credit Facility (“ABL Facility”) to finance working capital needs and capital expenditures and to fund share repurchases. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our growth strategies, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.

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

As of October 31, 2018, we had available borrowing capacity of approximately $181.7 million under our $345.0 million ABL Facility. The ABL Facility will mature on November 18, 2021 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender.

In connection with the acquisition of Titan on June 1, 2018, we assumed Titan’s revolving credit facility (the “Titan Facility”) that provides for aggregate revolving commitments of C$105.0 million. The Titan Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of October 31, 2018, no amounts were outstanding under the Titan Facility and we had available borrowing capacity of approximately C$105.0 million under the Titan Facility. The Titan Facility matures on June 28, 2022.

For more information regarding our ABL Facility and other indebtedness, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018.

As previously discussed, in November 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. The timing and amount of any purchases of our common stock will be subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Six Months Ended
	October 31,
	2018	2017
	(in thousands)
Cash provided by operating activities	$45,657	$32,010
Cash used in investing activities	(587,435)	(24,889)
Cash provided by (used in) financing activities	558,579	(1,901)
Effect of exchange rates on cash and cash equivalents	(360)	—
Increase in cash and cash equivalents	$16,441	$5,220

Operating Activities

Cash provided by operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, equity‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities, which were primarily the changes in working capital discussed below.

Cash provided by operating activities was $45.7 million for the six months ended October 31, 2018. This cash provided was primarily driven by net income of $33.6 million, non-cash adjustments of $73.1 million, including depreciation and amortization of $57.1 million, and $61.0 million of cash used in changes to our net working capital.

Net cash provided by operating activities was $32.0 million for the six months ended October 31, 2017. This cash provided was primarily driven by net income of $33.4 million and non‑cash adjustments of $35.8 million, including depreciation and amortization of $33.1 million, and $37.2 million of cash used in changes to our net working capital.

Investing Activities

Net cash used in investing activities consists primarily of acquisitions, investments in our facilities including purchases of land, buildings and leasehold improvements and purchases of fleet assets, IT and other equipment. We present this figure net of proceeds from asset sales which typically relate to sales of our fleet assets and closed facilities.

Net cash used in investing activities was $587.4 million for the six months ended October 31, 2018, which consisted of $578.9 million used to acquire businesses during the period and $9.2 million used for purchases of property and equipment. Net cash used in investing activities was $24.9 million for the six months ended October 31, 2017, which consisted of $18.4 million used to acquire businesses during the period and $8.4 million used for purchases of property and equipment, partially offset by $1.9 million in proceeds from the sale of assets.

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

Net cash provided by financing activities was $558.6 million for the six months ended October 31, 2018, consisting primarily of an increase on the First Lien Facility of $425.0 million and net borrowings for the ABL Facility of $153.5 million, offset by $7.9 million of debt issuance costs paid in connection with the Third Amendment and $13.8 million of principal payments on long-term debt and capital leases. Net cash used in financing activities was $1.9 million for the six months ended October 31, 2017, consisting primarily of net repayments on the ABL Facility of $91.4 million,  $5.8 million of principal payments on long-term debt and capital leases and $3.3 million of debt issuance costs, partially offset by an increase on the First Lien Facility of $100.0 million.

Working Capital and Adjusted Working Capital

A summary of working capital and adjusted working capital as of October 31, 2018 and April 30, 2018 is shown in the following table:

	October 31,	April 30,
	2018	2018
	(in thousands)
Trade accounts and notes receivable, net of allowances	$479,327	$346,450
Inventories, net	300,737	239,223
Accounts payable	(157,181)	(116,168)
	622,883	469,505
Other current assets	68,842	48,163
Other current liabilities	(151,196)	(117,753)
Working capital	540,529	399,915
Cash and cash equivalents	(52,878)	(36,437)
Current maturities of long-term debt	37,725	16,284
Adjusted working capital	$525,376	$379,762

Working capital increased as a result of an increase in trade accounts and notes receivable of $132.9 million, an increase of inventories, net of $61.5 million and an increase in other current assets of $20.7 million, partially offset by an increase in accounts payable of $41.0 million and an increase in other current liabilities of $33.4 million. The increases were primarily due to the acquisition of Titan.

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

Our adjusted working capital increased by $145.6 million from April 30, 2018 to October 31, 2018 as a result of an increase in working capital of $140.6 million and an increase of $21.4 million in current maturities of long term debt, offset partially by an increase in cash and cash equivalents of $16.4 million.

Debt Covenants

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants as of October 31, 2018.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of October 31, 2018.

Contractual Obligations

Except as noted below, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018, other than those made in the ordinary course of business.

During the six months ended October 31, 2018, we entered into the Third Amendment that provides for a new first lien term loan facility under the credit agreement in the aggregate principal amount of approximately $996.8 million due in June 2025 that bears interest at a floating rate based on LIBOR plus 2.75%, representing a 25 basis point improvement compared to the interest rate of the existing first lien term loan facility under the credit agreement immediately prior to giving effect to the Third Amendment. Net proceeds from the new first lien term loan facility were used to repay our existing first lien term loan facility of $571.8 million, resulting in a $425.0 million increase in the aggregate principal amount of our first lien term loan facility. Also during the six months ended October 31, 2018, we made net borrowings under our ABL facility of $153.5 million.

During the six months ended October 31, 2018, the Company amended certain of its operating lease agreements for equipment. The amendments resulted in the Company classifying these operating leases as capital leases upon the date of the modification. As a result, the Company recorded $73.6 million of capital lease assets and capital lease liabilities during the six months ended October 31, 2018. The equipment leases have terms through fiscal 2023.

In connection with the acquisition of Titan, as of June 1, 2018, we assumed operating lease commitments approximating $5.5 million, $4.8 million, $3.1 million, $3.0 million, $2.6 million and $6.0 million for the fiscal years ending April 30, 2019, 2020, 2021, 2022, 2023 and thereafter, respectively. We also assumed certain contingent consideration arrangements that relate to previous acquisitions of Titan. The contingent consideration arrangements are based on performance of Titan’s business and are payable in cash in fiscal 2019 and fiscal 2020. As of October 31, 2018, the fair value of the contingent consideration arrangements was $12.3 million, of which $1.1 million is payable in the fiscal year ending April 30, 2019 and $11.2 million is payable in the fiscal year ending April 30, 2020.

Off Balance Sheet Arrangements

There have been no material changes to our off-balance sheet arrangements as discussed in our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018.

Recent Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q for information regarding recently adopted accounting pronouncements.

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

The following is a reconciliation of our net income to Adjusted EBITDA for the three and six months ended October 31, 2018 and 2017:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
	(in thousands)
Net income	$24,912	$18,023	$33,562	$33,366
Interest expense	19,182	7,917	35,370	15,417
Write-off of debt discount and deferred financing fees	—	—	—	74
Interest income	203	(26)	(33)	(49)
Income tax expense	8,059	9,983	10,895	20,043
Depreciation expense	11,538	6,023	22,148	12,013
Amortization expense	19,249	10,690	34,961	21,045
Stock appreciation expense(a)	649	642	983	1,232
Redeemable noncontrolling interests(b)	282	164	813	1,030
Equity-based compensation(c)	1,094	375	1,498	847
Severance and other permitted costs(d)	882	113	5,718	317
Transaction costs (acquisitions and other)(e)	841	88	5,594	246
Gain on sale of assets	(173)	(207)	(294)	(597)
Effects of fair value adjustments to inventory(f)	—	187	4,129	187
Change in fair value of financial instruments(g)	376	238	6,395	434
Secondary public offering costs(h)	—	—	—	631
Debt transaction costs(i)	51	35	678	758
Adjusted EBITDA	$87,145	$54,245	$162,417	$106,994

(a)	Represents non‑cash compensation expenses related to stock appreciation rights agreements.
(b)	Represents non‑cash compensation expense related to changes in the redemption values of noncontrolling interests.
(c)	Represents non‑cash equity‑based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents one‑time costs related to acquisitions paid to third parties.

(f)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(g)	Represents the mark‑to‑market adjustments for derivative financial instruments.
(h)	Represents one-time costs related to our secondary offering paid to third party advisors.
(i)	Represents costs paid to third party advisors related to debt refinancing activities.

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

The following is a reconciliation from working capital, the most directly comparable financial measure under GAAP, to adjusted working capital as of the dates presented:

	October 31,	April 30,
	2018	2018
	(in thousands)
Current assets	$848,906	$633,836
Current liabilities	308,377	233,921
Working capital	540,529	399,915
Cash and cash equivalents	(52,878)	(36,437)
Current maturities of long-term debt	37,725	16,284
Adjusted working capital	$525,376	$379,762

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Other than noted below, there have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. However, we have entered into an interest rate cap on three-month U.S. dollar LIBOR based on a strike rate of 2.0%, which effectively caps the interest rate at 5.0% on an initial notional amount of $275.0 million of our variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms. Excluding the impact of this interest rate cap and the interest rate floor on the First Lien Facility, each 1% increase in interest rates on the First Lien Facility would increase our annual interest expense by approximately $9.9 million based on balances outstanding under the First Lien Facility as of October 31, 2018. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $3.5 million increase in our annual interest expense on the ABL Facility. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements. As of October 31, 2018, $991.9 million aggregate principal amount was outstanding under the First Lien Facility and $153.5 million was outstanding under the ABL Facility.

Foreign Currency Risk

On June 1, 2018, we acquired Titan pursuant to a securities purchase agreement entered into on April 4, 2018. Titan is a distributer of drywall, lumber, commercial and residential building materials with 30 locations across five provinces in Canada. As of April 30, 2018, we were exposed to foreign currency exchange risk associated with the purchase price that was denominated in Canadian dollars. To mitigate this foreign currency exchange risk, we entered into a foreign currency forward contract. The foreign currency forward contract effectively fixed the amount we paid for the purchase price by contracting the Company to pay U.S. dollars and receive Canadian dollars on the notional amount. The foreign currency forward contract did not qualify for hedge accounting. The foreign currency forward contract was settled on June 1, 2018. We recognized an additional $5.7 million loss on the change in fair value of the foreign currency forward contract during the six months ended October 31, 2018.

We have exposure to foreign currency exchange rate fluctuations for our operations in Canada, which can adversely impact our net income and cash flows. Approximately 13% of our net sales during the six months ended October 31, 2018 were derived from sales to customers in Canada. These operations are primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect net sales, net income and cash flows. We currently do not enter into financial instruments to manage this foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s  rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that on June 1, 2018 the Company acquired WSB Titan (“Titan”). As a result, the Company is currently integrating Titan’s operations into its overall system of internal control over financial reporting. Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition. Accordingly, we expect to exclude Titan from the assessment of internal control over financial reporting for fiscal 2019.

PART II – Other Information

Item 1.  Legal Proceedings

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos‑containing products they distributed prior to 1979. Since 2002 and as of October 31, 2018, approximately 983 asbestos‑related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 943 have been dismissed without any payment by us, 32 are pending and only 8 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018.

Item 1A.  Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10‑K for the fiscal year ended April 30, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

On October 30, 2018, the Company’s board of directors approved the ratification of certain grants of stock options and restricted stock units, (collectively, the “Awards”) under the GMS Inc. Equity Incentive Plan, as amended (the “Plan”), pursuant to and in accordance with Section 204 of the General Corporation Law of the State of Delaware. The Awards were made on August 1, 2018 to Michael Callahan, the Company’s Chief Executive Officer and also a director, and involved the grant of 102,774 stock options and 39,062 restricted stock units. The board of directors approved the ratification of such Awards after it determined that the Awards may not have been duly authorized under the Plan due to an error in the Plan, which failed to clarify that the award limits applicable to the Company’s directors under the Plan apply only to non-employee directors. As none of the Awards have vested, no shares of putative stock have been issued in respect of the Awards. Any claim that the Awards are void or voidable due to the foregoing failure of authorization, or that the Court of Chancery of the State of Delaware should declare in its discretion that the ratification not be effective or be effective only on certain conditions, must be brought within 120 days from the later of the validation effective time and the giving of this notice (which is deemed given on the date that this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission).

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

10.1	*	Amendment to GMS Inc. Equity Incentive Plan

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	*	XBRL Instance Document.

101 SCH	*	XBRL Taxonomy Extension Schema Document.

101 CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GMS INC.

Date: December 4, 2018	By:	/s/ H. Douglas Goforth
H. Douglas Goforth
Chief Financial Officer
(Principal Financial Officer)