Form 10-Q
period 2019-01-31
GMS Inc.
filed 2019-03-05
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

There were 40,571,969 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 28, 2019.

FORM 10‑Q

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward‑looking statements by our use of forward‑looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the growth of our various markets, and statements about our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this Quarterly Report on Form 10‑Q are forward-looking statements.

We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include:

•	general economic and financial conditions;
•	our dependency upon the commercial and residential construction and residential repair and remodeling, or R&R, markets;
•	competition in our highly fragmented industry and the markets in which we operate;
•	the fluctuations in prices of the products we distribute;
•	the consolidation of our industry;
•	our ability to successfully implement our strategic initiatives, including our growth strategy and cost reduction initiative;
•	our inability to pursue strategic transactions and open new branches;
•	our inability to expand into new geographic markets;
•	our ability to successfully identify acquisition candidates, complete and integrate acquisitions and achieve synergies;
•	product shortages and potential loss of relationships with key suppliers;
•	the seasonality of the commercial and residential construction markets;
•	the potential loss of any significant customers;
•	exposure to product liability and various other claims and litigation;
•	our inability to attract and retain key employees;
•	rising health care costs and labor costs, including the impact of labor and trucking shortages;

•	the reduction of the quantity of products our customers purchase;
•	the credit risk from our customers;
•	our inability to renew leases for our facilities;
•	our inability to effectively manage our inventory as our sales volume increases or the prices of the products we distribute fluctuate;
•	an impairment of our goodwill or intangible assets;
•	the impact of federal, state, provincial and local regulations;
•	the cost of compliance with environmental, health and safety laws and other regulations;
•	significant increases in fuel costs or shortages in the supply of fuel;
•	a disruption or cybersecurity breach in our IT systems;
•	natural or man‑made disruptions to our facilities;
•	our exposure to greater than anticipated tax liabilities;
•	the risk of our foreign operations, including currency rate fluctuations;
•	the imposition of tariffs and other trade barriers, and the effect of retaliatory trade measures;
•	our inability to engage in activities that may be in our best long‑term interests because of restrictions in our debt agreements;
•	our current level of indebtedness and our potential to incur additional indebtedness;
•	our inability to obtain additional financing on acceptable terms, if at all;
•	our holding company structure;
•	the influence of AEA Investors LP and certain affiliates thereof on us; and
•	future sales of our common stock.

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

PART I – Financial Information

Item 1. Financial Statements

GMS Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	January 31,	April 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$74,347	$36,437
Trade accounts and notes receivable, net of allowances of $7,963 and $9,633, respectively	410,017	346,450
Inventories, net	308,115	239,223
Prepaid expenses and other current assets	12,610	11,726
Total current assets	805,089	633,836
Property and equipment, net of accumulated depreciation of $113,898 and $85,761, respectively	280,225	163,582
Goodwill	619,554	427,645
Intangible assets, net	452,811	222,682
Deferred income taxes	5,219	—
Other assets	14,250	6,766
Total assets	$2,177,148	$1,454,511
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$129,580	$116,168
Accrued compensation and employee benefits	52,454	56,323
Other accrued expenses and current liabilities	60,488	45,146
Current portion of long-term debt	40,328	16,284
Total current liabilities	282,850	233,921
Non-current liabilities:
Long-term debt, less current portion	1,193,522	579,602
Deferred income taxes, net	9,743	10,742
Other liabilities	46,148	35,088
Liabilities to noncontrolling interest holders, less current portion	11,125	15,707
Total liabilities	1,543,388	875,060
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 40,561 and 41,069 shares issued and outstanding as of January 31, 2019 and April 30, 2018, respectively	406	411
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of January 31, 2019 and April 30, 2018	—	—
Exchangeable shares	29,639	—
Additional paid-in capital	482,635	489,007
Retained earnings	128,969	89,592
Accumulated other comprehensive income (loss)	(7,889)	441
Total stockholders' equity	633,760	579,451
Total liabilities and stockholders' equity	$2,177,148	$1,454,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
Net sales	$723,902	$585,508	$2,335,883	$1,875,669
Cost of sales (exclusive of depreciation and amortization shown separately below)	489,676	390,088	1,588,691	1,262,885
Gross profit	234,226	195,420	747,192	612,784
Operating expenses:
Selling, general and administrative	178,180	156,262	548,883	472,232
Depreciation and amortization	30,220	16,490	87,329	49,548
Total operating expenses	208,400	172,752	636,212	521,780
Operating income	25,826	22,668	110,980	91,004
Other (expense) income:
Interest expense	(19,526)	(7,871)	(54,896)	(23,288)
Change in fair value of financial instruments	—	(276)	(6,395)	(710)
Write-off of debt discount and deferred financing fees	—	—	—	(74)
Other income, net	957	677	2,025	1,675
Total other expense, net	(18,569)	(7,470)	(59,266)	(22,397)
Income before taxes	7,257	15,198	51,714	68,607
Provision (benefit) for income taxes	1,442	(4,488)	12,337	15,555
Net income	$5,815	$19,686	$39,377	$53,052
Weighted average common shares outstanding:
Basic	40,912	41,036	41,053	41,004
Diluted	41,371	42,228	41,789	42,167
Net income per common share:
Basic	$0.14	$0.48	$0.94	$1.29
Diluted	$0.14	$0.47	$0.92	$1.26
Comprehensive income
Net income	$5,815	$19,686	$39,377	$53,052
Foreign currency translation loss	(128)	—	(8,821)	—
Changes in other comprehensive income, net of tax	—	401	491	797
Comprehensive income	$5,687	$20,087	$31,047	$53,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

						Accumulated
				Additional		Other	Total
	Common Stock		Exchangeable	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Income (Loss)	Equity
Balances as of April 30, 2018	41,069	$411	$—	$489,007	$89,592	$441	$579,451
Net income	—	—	—	—	39,377	—	39,377
Issuance of Exchangeable Shares	—	—	29,639	—	—	—	29,639
Repurchase and retirement of common stock	(691)	(7)	—	(11,507)	—	—	(11,514)
Foreign currency translation adjustments	—	—	—	—	—	(8,821)	(8,821)
Change in other comprehensive income (loss), net of tax	—	—	—	—	—	491	491
Equity-based compensation	—	—	—	2,502	—	—	2,502
Tax withholding related to net share settlements of equity awards	—	—	—	(51)	—	—	(51)
Exercise of stock options	103	1	—	1,280	—	—	1,281
Vesting of restricted stock units	5	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	75	1	—	1,404	—	—	1,405
Balances as of January 31, 2019	40,561	$406	$29,639	$482,635	$128,969	$(7,889)	$633,760

						Accumulated
				Additional		Other	Total
	Common Stock		Exchangeable	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Loss	Equity
Balances as of April 30, 2017	40,971	$410	$—	$488,459	$26,621	$(884)	$514,606
Net income	—	—	—	—	53,052	—	53,052
Change in other comprehensive loss, net of tax	—	—	—	—	—	797	797
Equity-based compensation	—	—	—	1,141	—	—	1,141
Tax withholding related to net share settlements of stock options	—	—	—	(1,441)	—	—	(1,441)
Exercise of stock options	70	—	—	130	—	—	130
Balances as of January 31, 2018	41,041	$410	$—	$488,289	$79,673	$(87)	$568,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	January 31,
	2019	2018
Cash flows from operating activities:
Net income	$39,377	$53,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,329	49,548
Write-off and amortization of debt discount and debt issuance costs	2,505	2,141
Provision for losses on accounts and notes receivable	240	133
Provision for obsolescence of inventory	416	113
Effects of fair value adjustments to inventory	4,129	276
Increase in fair value of contingent consideration	535	195
Equity-based compensation	4,706	4,375
Gain on sale and disposal of assets	(412)	(648)
Change in fair value of financial instruments	6,395	710
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	23,243	14,545
Inventories	(11,576)	(23,893)
Prepaid expenses and other assets	(968)	(8,756)
Accounts payable	(17,856)	(5,723)
Accrued compensation and employee benefits	(3,824)	(7,140)
Derivative liability	(10,778)	—
Other accrued expenses and liabilities	446	312
Deferred income taxes	(18,470)	(12,860)
Cash provided by operating activities	105,437	66,380
Cash flows from investing activities:
Purchases of property and equipment	(13,385)	(13,408)
Proceeds from sale of assets	910	2,374
Acquisition of businesses, net of cash acquired	(579,731)	(23,568)
Cash used in investing activities	(592,206)	(34,602)
Cash flows from financing activities:
Repayments on the revolving credit facility	(748,999)	(597,092)
Borrowings from the revolving credit facility	886,896	493,739
Payments of principal on long-term debt	(7,476)	(4,332)
Payments of principal on capital lease obligations	(13,923)	(4,530)
Borrowings from term loan	996,840	577,616
Repayments of term loan	(571,840)	(477,616)
Repurchases of common stock	(11,514)	—
Debt issuance costs	(7,933)	(3,283)
Proceeds from exercises of stock options	1,280	130
Other financing activities	1,355	(2,032)
Cash provided by (used in) financing activities	524,686	(17,400)
Effect of exchange rates on cash and cash equivalents	(7)	—
Increase in cash and cash equivalents	37,910	14,378
Cash and cash equivalents, beginning of period	36,437	14,561
Cash and cash equivalents, end of period	$74,347	$28,939
Supplemental cash flow disclosures:
Cash paid for income taxes	$16,121	$35,005
Cash paid for interest	45,724	21,192
Supplemental schedule of noncash activities:
Assets acquired under capital lease	$102,053	$7,953
Issuance of installment notes associated with equity-based compensation liability awards	5,356	11,898

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

Basis of Presentation

The condensed consolidated financial statements included in this Quarterly Report on Form 10‑Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair presentation of the results of operations, financial position and cash flows. All adjustments are of a normal recurring nature unless otherwise disclosed. The results of operations for interim periods are not necessarily indicative of results for any other interim period or the entire fiscal year. As a result, the unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018.

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

As of January 31, 2019 and April 30, 2018, the aggregate liabilities for medical self‑insurance were $3.7 million and $4.1 million, respectively, and are included in other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheets. As of January 31, 2019 and April 30, 2018, reserves for general liability, automobile and workers’ compensation totaled approximately $14.2 million and $14.7 million, respectively, and are included in other accrued expenses and current liabilities and other liabilities in the Condensed Consolidated Balance Sheets. As of January 31, 2019 and April 30, 2018, expected recoveries for medical self‑insurance, general liability, automobile and workers’ compensation totaled approximately $4.2 million and $4.8 million, respectively, and are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheets.

Restructuring

The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. After the appropriate level of management approves the detailed restructuring plan and the appropriate criteria for recognition are met, the Company establishes accruals for employee termination and other costs, as applicable. During the nine months ended January 31, 2019, the Company initiated a reduction in workforce as part of a strategic cost reduction plan to improve operational efficiency. The Company recorded $5.2 million of restructuring costs during the nine months ended January 31, 2019 in connection with the reduction in workforce and certain other restructuring activities, consisting primarily of severance and other employee costs. Such costs are classified within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company made payments of $4.6 million during the nine months ended January 31, 2019. As of January 31, 2019, the Company had a remaining liability of $0.6 million, which was classified within other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheet.

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

The holders of the Company’s Exchangeable Shares (as defined in Note 3, “Business Acquisitions” and further described in Note 7, “Stockholders’ Equity”) are entitled to receive dividends or distributions that are equal to any dividends or distributions on the Company’s common stock. As a result, the Exchangeable Shares are classified as a participating security and thereby require the allocation of income that would have otherwise been available to common stockholders when calculating earnings per share. Diluted earnings per share is calculated by utilizing the most dilutive result of the if-converted and two-class methods. In both methods, net income attributable to common stockholders and the weighted-average common shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules.

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

Statement of Cash Flows – In August 2016, the FASB issued new guidance to reduce diversity in practice related to certain cash receipts and payment in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance on May 1, 2018. As a result of the adoption, the Company now classifies cash payments for debt prepayment or debt extinguishment costs, including third-party costs and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, as cash outflows for financing activities. This resulted in a $2.7 million reclass from cash (used in) provided by operating activities (specifically the line item changes in other accrued expenses and current liabilities) to cash provided by financing activities (specifically the line item debt issuance costs) in the Condensed Consolidated Statement of Cash Flows for the nine months ended January 31, 2019. The adoption did not have any other material impact on the Company’s financial statements.

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

Derivatives – In August 2017, the FASB issued new guidance on accounting for hedging activities, which expands and refines hedge accounting for both non-financial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  The Company adopted this guidance on November 1, 2018 with no material impact on its financial statements.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

While the Company is still evaluating the impact of its pending adoption of the new standard on its financial statements, the Company expects that the adoption will result in a material increase in the assets and liabilities recorded on our Condensed Consolidated Balance Sheets and additional qualitative and quantitative disclosures. We are continuing to evaluate the method of adoption and currently finalizing our accounting policies, implementing a new leasing system, determining changes needed in current processes for lease accounting and verifying the completeness of our lease population and, thus, we are unable to quantify the financial statement impact at this time.

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

Accumulated Other Comprehensive Income – In February 2018, the FASB issued authoritative guidance which permits entities to reclassify, to retained earnings, the one-time income tax effects stranded in accumulated other comprehensive income arising from the change in the U.S. federal corporate tax rate as a result of the Tax Cuts and Jobs Act of 2017. An entity that elects to make this reclassification must consider all items in accumulated other comprehensive income that have tax effects stranded as a result of the tax rate change, and must disclose the reclassification of these tax effects as well as the entity’s policy for releasing income tax effects from accumulated other comprehensive income. The new guidance may be applied either retrospectively or as of the beginning of the period of adoption. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this guidance on May 1, 2019 (the first day of fiscal 2020). While this guidance will have no impact on the Company’s results of operations, the Company is currently assessing this standard’s impact on its consolidated financial position.

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

See Note 13, “Segments,” for information regarding disaggregation of revenue, including revenue by product and by geographic area.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Contract Balances

Receivables from contracts with customers were $389.4 million and $326.6 million as of January 31, 2019 and May 1, 2018, respectively. The Company did not have material amounts of contract assets or liabilities as of January 31, 2019 or May 1, 2018.

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

Acquisition of Titan

On June 1, 2018, the Company acquired all of the outstanding equity interests of WSB Titan (“Titan”), a distributer of wallboard, lumber, and other commercial and residential building materials. Titan is a gypsum specialty dealer with 30 locations across five provinces in Canada. The stated purchase price was $627.0 million ($800.0 million Canadian dollars), subject to a working capital and certain other adjustments as set forth in the securities purchase agreement. As part of the consideration, certain members of Titan’s management converted a portion of their ownership position into 1.1 million shares of equity that are exchangeable for the Company’s common stock (“Exchangeable Shares”). The purpose of the transaction was to extend the Company’s leadership position in North America with expanded scale and footprint, expand its geographic coverage into the Canadian market and create opportunities for further expansion in Canada.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The fair value of consideration transferred was $611.1 million, after adjusting for foreign currency changes in the stated purchase price and other fair value changes, which consisted of $581.5 million in cash and $29.6 million for the fair value of the 1.1 million Exchangeable Shares. See Note 7, “Stockholders’ Equity,” for more information on the Exchangeable Shares. The Company also assumed certain contingent consideration arrangements that relate to previous acquisitions of Titan. The contingent consideration arrangements are based on performance of Titan’s business and are payable in cash in fiscal 2019 and fiscal 2020.

The assets acquired and liabilities assumed of Titan were recognized at their acquisition date fair values. The purchase price allocation is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. During the three months ended January 31, 2019, the Company received and analyzed new information about the fair value of consideration transferred, intangible assets and deferred income taxes as of the June 1, 2018 acquisition date and subsequently made adjustments to those amounts based on this information. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the finalization of preliminary fair value estimates, income taxes and residual goodwill.

The following table summarizes the preliminary allocation of the consideration transferred, and subsequent measurement period purchase price adjustments recorded, based on currently available information (in thousands):

	As Previously
	Reported
	October 31, 2018	Adjustments	January 31, 2019
Cash	$5,573	$—	$5,573
Trade accounts and notes receivable	84,039	970	85,009
Inventories	60,272	—	60,272
Prepaid and other current assets	8,334	—	8,334
Property and equipment	37,263	—	37,263
Goodwill	196,969	(3,171)	193,798
Intangible assets	289,423	(2,469)	286,954
Accounts payable and accrued expenses	(40,833)	(970)	(41,803)
Contingent consideration	(12,039)	—	(12,039)
Deferred income taxes	(14,337)	2,085	(12,252)
Fair value of consideration transferred	$614,664	$(3,555)	$611,109

Goodwill arising from the acquisition is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence. All of the goodwill will be assigned to the Company’s geographic divisions segment. The goodwill is not expected to be deductible for income tax purposes.

Trade accounts and notes receivable had a preliminary estimate of fair value of $85.0 million and a gross contractual value of $86.6 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the preliminary components of intangible assets acquired in connection with the acquisition of Titan (dollars in thousands):

		Weighted
		Average
		Amortization
	Fair Value	Period (Years)
Customer relationships	$246,954	15
Tradenames	30,870	15
Developed technology	5,402	5
Non-compete agreements	2,856	3
Other	872	3
Total intangible assets	$286,954

Net sales related to the Titan business included in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended January 31, 2019 was $314.1 million. Net income related to the Titan business included in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended January 31, 2019 was $8.7 million.

The following table represents the unaudited pro forma consolidated net sales and net income for the Company for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Net sales	$723,902	$693,205	$2,381,039	$2,238,185
Net income	5,815	16,513	35,894	54,188

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Goodwill and Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill during the nine months ended January 31, 2019:

Carrying
Amount
(in thousands)
Balance as of April 30, 2018	$427,645
Goodwill acquired	194,436
Purchase price adjustments from prior periods	8
Translation adjustment	(2,535)
Balance as of January 31, 2019	$619,554

Intangible Assets

The following tables present the components of the Company’s definite-lived intangible assets as of January 31, 2019 and April 30, 2018:

	Estimated	Weighted	January 31, 2019
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 16	12.9	$526,120	$198,642	$327,478
Definite-lived tradenames	5 - 20	16.3	56,695	6,128	50,567
Vendor agreements	8 - 10	8.3	6,644	3,560	3,084
Developed technology	5	4.9	5,328	723	4,605
Leasehold interests	1 - 15	7.6	3,726	1,319	2,407
Other	3 - 5	3.4	4,181	878	3,303
Totals			$602,694	$211,250	$391,444

	Estimated	Weighted	April 30, 2018
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 13	10.9	$282,547	$150,081	$132,466
Definite-lived tradenames	5 - 20	18.0	26,250	3,578	22,672
Vendor agreement	8 - 10	8.3	6,644	2,956	3,688
Leasehold interests	7 - 15	9.0	2,866	832	2,034
Other	5	5.0	521	66	455
Totals			$318,828	$157,513	$161,315

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flows generated by such assets, and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $18.3 million and $10.5 million for the three months ended January 31, 2019 and 2018, respectively, and $53.3 million and $31.5 million for the nine months ended January 31, 2019 and 2018, respectively. Amortization expense is recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $17.7 million during the remaining three months in the year ending April 30, 2019 and $64.4 million, $54.6 million, $45.7 million, $38.1 million and $170.9 million during the years ending April 30, 2020, 2021, 2022, 2023 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

The Company’s indefinite-lived intangible assets consist of tradenames that had a carrying amount of $61.4 million as of January 31, 2019 and April 30, 2018.

5. Long-Term Debt

The Company’s long‑term debt consisted of the following as of January 31, 2019 and April 30, 2018:

	January 31,	April 30,
	2019	2018
	(in thousands)
First Lien Term Loan (1) (2)	$974,555	$563,179
ABL Facility	137,898	—
Capital lease obligations	105,489	18,564
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2023 (3)	15,908	14,143
Carrying value of debt	1,233,850	595,886
Less current portion	40,328	16,284
Long-term debt	$1,193,522	$579,602

(1)	Net of unamortized discount of $2,238 and $2,536 as of January 31, 2019 and April 30, 2018, respectively.
(2)	Net of deferred financing costs of $12,570 and $6,125 as of January 31, 2019 and April 30, 2018, respectively.
(3)	Net of unamortized discount of $1,273 and $1,534 as of January 31, 2019 and April 30, 2018, respectively.

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

On June 1, 2018, the Company entered into the Third Amendment that provided for a new first lien term loan facility under the First Lien Credit Agreement in the aggregate principal amount of $996.8 million due in June 2025 that bears interest at a floating rate based on LIBOR plus 2.75%,  with a 0% floor. The net proceeds from the new first lien term loan facility were used to repay the Company’s existing First Lien Loan outstanding balance of approximately $571.8 million and to finance the acquisition of Titan. As of January 31, 2019, the applicable rate of interest was 5.25%.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based at LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. As of January 31, 2019, the applicable rate of interest was 4.01%. The ABL Facility also contains an unused commitment fee subject to utilization, as included in the ABL Facility agreement.

During the nine months ended January 31, 2019, the Company made net borrowings under the ABL facility of $137.9 million. As of January 31, 2019, the Company had available borrowing capacity of approximately $197.3 million under the ABL Facility. The ABL Facility will mature on November 18, 2021 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the First Lien Facility.

Covenants under the ABL Facility and First Lien Facility

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all restrictive covenants as of January 31, 2019.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of January 31, 2019.

Titan Revolving Credit Facility

In connection with the acquisition of Titan on June 1, 2018, the Company assumed Titan’s revolving credit facility (the “Titan Facility”) that provides for aggregate revolving commitments of $22.5 million ($30.0 million Canadian dollars), as amended. The Titan Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of January 31, 2019, no amounts were outstanding under the Titan Facility and the Company had available borrowing capacity of approximately $22.5 million under the Titan Facility. The Titan Facility matures on June 28, 2022.

Capital Leases

During the nine months ended January 31, 2019, the Company amended certain terms of its operating lease agreements for equipment. The amendments would have resulted in capital lease classification of the leases under lease classification criteria had the changed terms been in effect at lease inception. As such, the amended agreements were considered new agreements. The new lease agreements were classified as capital leases as of the date of the modifications based on the application of lease classification criteria. As a result, the Company recorded $73.6 million of capital lease assets and capital lease obligations in its Condensed Consolidated Balance Sheet during the nine months ended January 31, 2019.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Debt Maturities

As of January 31, 2019, the maturities of long‑term debt were as follows

	First Lien	ABL	Capital	Installment
	Term Loan(1)	Facility	Leases	Notes(2)	Total
Years ending April 30,	(in thousands)
2019 (remaining three months)	$2,491	$—	$5,693	$604	$8,788
2020	9,968	—	26,343	4,363	40,674
2021	9,968	—	25,039	4,053	39,060
2022	9,968	137,898	21,430	3,617	172,913
2023	9,968	—	16,019	3,584	29,571
Thereafter	947,000	—	10,965	960	958,925
	$989,363	$137,898	$105,489	$17,181	$1,249,931

(1)	Gross of unamortized discount of $2,238 and deferred financing costs of $12,570 as of January 31, 2019.
(2)	Gross of unamortized discount of $1,273 as of January 31, 2019.

6. Income Taxes

The Company’s effective income tax rate on continuing operations for the nine months ended January 31, 2019 was 23.9% compared to an effective income tax rate of 22.7% for the nine months ended January 31, 2018. The increase in the effective income tax rate was primarily due to the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and the impact of foreign tax rates and other tax effects associated with the acquisition of Titan. The U.S. federal statutory rate is 21.0%.

Tax Cuts and Jobs Act. On December 22, 2017, the Tax Act was signed into law. The Tax Act includes a number of provisions, including the lowering of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. In connection with the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to companies that had not completed their accounting for the income tax effects of the Tax Act. Under SAB 118, provisional amounts could be recorded to the extent a reasonable estimate could be made. Additional tax effects and adjustments to previously recorded provisional amounts could be recorded upon obtaining, preparing, or analyzing additional information (including computations) within one year from the enactment date of the Tax Act.

As of January 31, 2018, the Company was still assessing the overall impact of the Tax Act on its financial statements and had not completed its accounting for the tax effects of the Tax Act. As of January 31, 2018, the Company reported provisional amounts reflecting reasonable estimates for the re-measurement of net deferred tax liabilities due to the reduction in the corporate rate. The Company recorded a provisional income tax benefit of $7.8 million for this re-measurement during the three and nine months ended January 31, 2018, which was included in provision for income taxes in the Condensed Consolidated Statements of Operations and Comprehensive Income.

As of January 31, 2019, the Company completed its analysis to determine the effects of the Tax Act. As a result, the Company recorded a $0.1 million income tax benefit during the nine months ended January 31, 2019 related to tax adjustments made in accordance with SAB 118 with respect to the adjustment of its original provisional estimate of the impact of the Tax Act.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Valuation allowance.  The Company also had a valuation allowance of $0.4 million against its deferred tax assets related to certain U.S. tax jurisdictions as of January 31, 2019 and April 30, 2018. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.

Uncertain tax positions.  The Company had no reserve for uncertain tax positions as of January 31, 2019 and April 30, 2018.

7. Stockholders’ Equity

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

Share Repurchase Program

On November 30, 2018, the Company’s Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million outstanding common stock. The Company may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion.

The Company repurchased 0.7 million shares of its common stock for $11.5 million during the nine months ended January 31, 2019 pursuant to its share repurchase program. The repurchased common stock was retired. As of January 31, 2019, the Company had $63.5 million remaining under its repurchase program.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes to accumulated other comprehensive income (loss), net of tax, by component for the nine months ended January 31, 2019:

Accumulated
Other
Comprehensive
Income (Loss)
(in thousands)
Accumulated other comprehensive income as of April 30, 2018	$441
Foreign currency translation adjustments	(8,821)
Other comprehensive loss on interest rate cap	(237)
Reclassification to earnings from accumulated other comprehensive income for interest rate cap	728
Accumulated other comprehensive loss as of January 31, 2019	$(7,889)

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

Equity-based compensation expense related to stock options and restricted stock units was $2.6 million and $1.3 million during the nine months ended January 31, 2019 and 2018, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Stock Option Awards

The following table presents stock option activity for the nine months ended January 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2018	1,952	$14.37	6.52	$33,209
Options granted	374	25.58
Options exercised	(103)	12.41
Options forfeited	(41)	27.00
Options expired	—	—
Outstanding as of January 31, 2019	2,182	$16.15	6.35	$10,261
Exercisable as of January 31, 2019	1,724	$13.51	5.63	$10,217
Vested and expected to vest as of January 31, 2019	2,173	$16.10	6.34	$10,260

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted average exercise price multiplied by the number of options outstanding,

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the nine months ended January 31, 2019 and 2018 was $0.8 million and $3.7 million, respectively. As of January 31, 2019, there was $3.2 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years.

There were no stock options granted during the nine months ended January 31, 2018. The fair value of stock options granted during the nine months ended January 31, 2019 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended
January 31, 2019
Volatility	33.71%
Expected life (years)	6.0
Risk-free interest rate	2.87%
Dividend yield	—%

The weighted average grant date fair value of options granted during the nine months ended January 31, 2019 was $9.72 per share. The expected volatility was based on the average volatility of peer public entities that are similar in size and industry because prior to our IPO we did not have sufficient history to estimate the expected volatility of our common stock price. The expected life of stock options was based on previous history of exercises. The risk‑free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield was 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the trading day immediately preceding the date of the grant.

Restricted Stock Units

The following table presents restricted stock unit activity for the nine months ended January 31, 2019:

		Weighted
	Number of	Average
	Restricted	Exercise
	Stock Units	Price
	(shares in thousands)
Outstanding as of April 30, 2018	22	$37.49
Granted	188	24.87
Vested	(7)	37.49
Forfeited	(15)	26.41
Outstanding as of January 31, 2019	188	$25.72

As of January 31, 2019, there was $3.7 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests for the nine months ended January 31, 2019:

	Stock		Redeemable
	Appreciation	Deferred	Noncontrolling
	Rights	Compensation	Interests
	(in thousands)
Balance as of April 30, 2018	$21,944	$2,222	$16,170
Amounts redeemed	(1,216)	(715)	(4,673)
Change in fair value	1,426	118	661
Balance as of January 31, 2019	$22,154	$1,625	$12,158

Classified as current as of April 30, 2018	$308	$133	$463
Classified as long-term as of April 30, 2018	21,636	2,089	15,707

Classified as current as of January 31, 2019	$981	$—	$1,034
Classified as long-term as of January 31, 2019	21,173	1,625	11,124

Total expense related to these instruments was $2.2 million and $3.2 million during the nine months ended January 31, 2019 and 2018, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Stock Appreciation Rights

Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over four years, upon a triggering event. As of January 31, 2019, all stock appreciation rights were vested.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of January 31, 2019 and April 30, 2018:

	January 31,	April 30,
	2019	2018
	(in thousands)
Assets:
Interest rate cap (Level 2)	$—	$543

Liabilities:
Forward currency forward (Level 2)	$—	$5,108
Stock appreciation rights (Level 3)	22,154	21,944
Deferred compensation (Level 3)	1,625	2,222
Noncontrolling interest holders (Level 3)	12,158	16,170
Contingent consideration (Level 3)	12,406	—

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

During the nine months ended January 31, 2019, the Company recognized a $5.7 million loss on the change in fair value of its foreign currency forward contract, which was settled upon the acquisition on Titan. The loss is included within change in fair value of financial instruments in the Condensed Consolidated Statement of Operations and Comprehensive Income.

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

Contingent consideration. The fair value of contingent consideration is determined using Level 3 inputs. These inputs include a discount rate and probability adjusted payments. In connection with the acquisition of Titan, the Company assumed certain contingent consideration arrangements that have an estimated fair value of $12.4 million. During the nine months ended January 31, 2019, the Company recorded expense of $0.5 million related to the contingent consideration, which was included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 3, “Business Acquisitions.” There were no material long-lived asset impairments during the nine months ended January 31, 2019 or 2018.

11. Transactions With Related Parties

The Company leases office and warehouse facilities from partnerships or entities owned by certain executive officers and stockholders of GMS Inc. and its subsidiaries. As of January 31, 2019, these leases had expiration dates through fiscal 2025. Rent expense related to these leases was $0.2 million and $0.2 million for the three months ended January 31, 2019 and 2018, respectively, and $0.6 million and $0.6 million for the nine months ended January 31, 2019 and 2018, respectively. Rent expense related to these leases is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. Certain executive officers and stockholders of the Company are stockholders of SWP, which was spun‑off from Gypsum Management and Supply, Inc. on August 31, 2012. The Company purchased inventory from SWP for distribution in the amount of $3.0 million and $3.3 million during the three months ended January 31, 2019 and 2018, respectively, and $10.0 million and $10.5 million during the nine months ended January 31, 2019 and 2018, respectively. Amounts due to SWP for purchases of inventory for distribution were $1.0 million and $1.2 million as of January 31, 2019 and April 30, 2018, respectively, and are included in accounts payable in the Condensed Consolidated Balance Sheets.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The following tables present segment results for the three and nine months ended January 31, 2019 and 2018:

	Three Months Ended January 31, 2019
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$717,984	$232,201	$29,368	$59,321
Other	5,918	2,025	55	396
Corporate	—	—	797	—
	$723,902	$234,226	$30,220	$59,717

	Three Months Ended January 31, 2018
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$579,974	$193,329	$16,252	$41,658
Other	5,534	2,091	59	549
Corporate	—	—	179	—
	$585,508	$195,420	$16,490	$42,207

	Nine Months Ended January 31, 2019
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$2,316,732	$740,591	$85,284	$220,365
Other	19,151	6,601	168	1,769
Corporate	—	—	1,877	—
	$2,335,883	$747,192	$87,329	$222,134

	Nine Months Ended January 31, 2018
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$1,858,259	$606,388	$48,744	$147,534
Other	17,410	6,396	183	1,667
Corporate	—	—	621	—
	$1,875,669	$612,784	$49,548	$149,201

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a reconciliation of Adjusted EBITDA to net income for the three and nine months ended January 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
	(in thousands)
Net income	$5,815	$19,686	$39,377	$53,052
Interest expense	19,526	7,871	54,896	23,288
Write-off of debt discount and deferred financing fees	—	—	—	74
Interest income	(10)	(44)	(43)	(93)
Provision (benefit) for income taxes	1,442	(4,488)	12,337	15,555
Depreciation expense	11,919	6,009	34,067	18,021
Amortization expense	18,301	10,481	53,262	31,527
Stock appreciation expense(a)	442	631	1,425	1,863
Redeemable noncontrolling interests(b)	(35)	340	778	1,370
Equity-based compensation(c)	1,140	430	2,638	1,277
Severance and other permitted costs(d)	229	8	5,947	325
Transaction costs (acquisitions and other)(e)	1,066	75	6,660	321
Gain on sale of assets	(118)	(51)	(412)	(648)
Effects of fair value adjustments to inventory(f)	—	89	4,129	276
Change in fair value of financial instruments(g)	—	276	6,395	710
Secondary public offering costs(h)	—	894	—	1,525
Debt transaction costs(i)	—	—	678	758
Adjusted EBITDA	$59,717	$42,207	$222,134	$149,201

(a)	Represents non‑cash expense related to stock appreciation rights agreements.
(b)	Represents non‑cash compensation expense related to changes in the redemption values of noncontrolling interests.
(c)	Represents non‑cash equity‑based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents one‑time costs related to acquisitions paid to third parties.
(f)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(g)	Represents the mark‑to‑market adjustments for derivative financial instruments.
(h)	Represents one-time costs related to our secondary offering paid to third-party advisors.
(i)	Represents costs paid to third-party advisors related to debt refinancing activities.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Revenues by Product

The following table presents the Company’s net sales to external customers by main product lines for the three and nine months ended January 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
	(in thousands)
Wallboard	$297,358	$256,413	$949,781	$829,568
Ceilings	105,219	90,360	339,450	291,716
Steel framing	117,432	96,744	382,304	304,598
Other products	203,893	141,991	664,348	449,787
Total net sales	$723,902	$585,508	$2,335,883	$1,875,669

Geographic Information

The following table presents the Company’s net sales by major geographic area for the three and nine months ended January 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
	(in thousands)
United States	$624,672	$585,508	$2,021,750	$1,875,669
Canada	99,230	—	314,133	—
Total net sales	$723,902	$585,508	$2,335,883	$1,875,669

The average exchange rates for translating Canada net sales from Canadian dollars to U.S. dollars were 0.7491 and 0.7609 for the three and nine months ended January 31, 2019, respectively. The average exchange rates were 0.7895 and 0.7875 for the three and nine months ended January 31, 2018, respectively.

The following table presents the Company’s long-lived assets by major geographic area as of January 31, 2019 and April 30, 2018:

	January 31,	April 30,
	2019	2018
	(in thousands)
United States	$871,596	$813,909
Canada	480,994	—
Total long-lived assets	$1,352,590	$813,909

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended January 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net income	$5,815	$19,686	$39,377	$53,052
Less: Net income allocated to participating securities	156	—	940	—
Net income attributable to common stockholders	$5,659	$19,686	$38,437	$53,052
Basic earnings per common share:
Basic weighted average common shares outstanding	40,912	41,036	41,053	41,004
Basic earnings per common share	$0.14	$0.48	$0.94	$1.29
Diluted earnings per common share:
Basic weighted average common shares outstanding	40,912	41,036	41,053	41,004
Add: Common Stock Equivalents	459	1,192	736	1,163
Diluted weighted average common shares outstanding	41,371	42,228	41,789	42,167
Diluted earnings per common share	$0.14	$0.47	$0.92	$1.26

15. Subsequent Events

In February 2019, the Company entered into an interest rate swap agreement with a notional amount of $500.0 million to convert the variable interest rate on its First Lien Term Loan to a fixed 1-month LIBOR interest rate of 2.46%. This contract was effective on February 28, 2019 and terminates on February 28, 2023.

On March 4, 2019, the Company acquired Commercial Builders Group, LLC, an interior building products distributer in LaPlace, Louisiana.

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

Acquisition of Titan

On June 1, 2018, we acquired all of the outstanding equity interests of WSB Titan (“Titan”), a distributer of drywall, lumber, commercial and residential building materials. Titan is Canada’s largest gypsum specialty dealer with 30 locations across five provinces in Canada. The aggregate purchase price was $627.0 million ($800.0 million Canadian dollars), subject to a working capital and certain other adjustments as set forth in the Securities Purchase Agreement. As part of the consideration, certain members of Titan’s management converted a portion of their ownership position into 1.1 million shares of equity that are exchangeable for the Company’s common stock. The transaction extends our leadership position in North America with expanded scale and footprint, expands our geographic coverage into the Canadian market and creates opportunities for further expansion in Canada.

To finance this transaction, on June 1, 2018, we entered into the Third Amendment to our First Lien Credit Agreement (the “Third Amendment”) as detailed under the heading “Term Loan Amendment.” We also drew down $143.0 million under our asset backed revolving credit facility (the “ABL Facility”).

Other Acquisitions

On August 7, 2018, we acquired Charles G. Hardy, Inc. (“CGH”). CGH is an interior building products distributor in Paramount, California. CHG has been treated as a new greenfield branch.

On March 4, 2019, we acquired Commercial Builders Group, LLC, an interior building products distributer in LaPlace, Louisiana.

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

Operating Lease Amendments

During the nine months ended January 31, 2019, the Company amended certain of its operating lease agreements for equipment. The amendments resulted in the Company classifying these leases as capital leases upon the date of the modification. As a result, the Company recorded $73.6 million of capital lease assets and capital lease obligations during the nine months ended January 31, 2019. In addition, the Company began financing the purchase of new equipment under capital leases.

Restructuring

During the nine months ended January 31, 2019, the Company initiated a reduction in workforce as part of a strategic cost reduction plan to improve operational efficiency. The Company recorded $5.2 million of restructuring costs during the nine months ended January 31, 2019 in connection with the reduction in workforce and certain other restructuring activities, consisting primarily of severance and other employee costs. Such costs are classified within selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income. As of January 31, 2019, the Company had a remaining liability of $0.6 million. The Company expects to make cash payments to settle the remaining liability within the next twelve months.

Share Repurchase Program

On November 30, 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. We may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with Rule 10b5-1 and/or in privately negotiated transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. The repurchase program does not require us to acquire any specific number of shares and may be terminated at any time. As of January 31, 2019, we had $63.5 million available under the repurchase program.

Interest Rate Swap

In February 2019, the Company entered into an interest rate swap agreement with a notional amount of $500.0 million to convert the variable interest rate on its First Lien Term Loan to a fixed 1-month LIBOR interest rate of 2.46%. This contract was effective on February 28, 2019 and terminates on February 28, 2023.

Factors and Trends Affecting our Operating Results

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018 for a discussion of the general and specific factors and trends affecting our business and results of operations, which include general economic conditions and outlook, new commercial construction, commercial repair and remodel (“R&R”) spending, new residential construction, residential

R&R spending, seasonality and inflation and acquisitions. There were no material changes to those matters during the nine months ended January 31, 2019.

Our Products

The following is a summary of our net sales by product group for the three and nine months ended January 31, 2019 and 2018:

F
	Three Months Ended				Nine Months Ended
	January 31,	% of	January 31,	% of	January 31,	% of	January 31,	% of
	2019	Total	2018	Total	2019	Total	2018	Total
	(dollars in thousands)
Wallboard	$297,358	41.1%	$256,413	43.8%	$949,781	40.7%	$829,568	44.2%
Ceilings	105,219	14.5%	90,360	15.4%	339,450	14.5%	291,716	15.6%
Steel framing	117,432	16.2%	96,744	16.5%	382,304	16.4%	304,598	16.2%
Other products	203,893	28.2%	141,991	24.3%	664,348	28.4%	449,787	24.0%
Total net sales	$723,902		$585,508		$2,335,883		$1,875,669

Results of Operations

Three Months Ended January 31, 2019 and 2018

The following table summarizes key components of our results of operations for the three months ended January 31, 2019 and 2018:

	Three Months Ended
	January 31,
	2019	2018
	(dollars in thousands)
Statement of operations data(1):
Net sales	$723,902	$585,508
Cost of sales (exclusive of depreciation and amortization shown separately below)	489,676	390,088
Gross profit	234,226	195,420
Operating expenses:
Selling, general and administrative expenses	178,180	156,262
Depreciation and amortization	30,220	16,490
Total operating expenses	208,400	172,752
Operating income	25,826	22,668
Other (expense) income:
Interest expense	(19,526)	(7,871)
Change in fair value of financial instruments	—	(276)
Other income, net	957	677
Total other expense, net	(18,569)	(7,470)
Income before taxes	7,257	15,198
Provision (benefit) for income taxes	1,442	(4,488)
Net income	$5,815	$19,686
Non-GAAP measures:
Adjusted EBITDA(2)	$59,717	$42,207
Adjusted EBITDA margin(2)(3)	8.2%	7.2%

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

Net Sales

Net sales of $723.9 million increased $138.4 million, or 23.6%, from $585.5 million for the three months ended January 31, 2018.  The increase in net sales was due to the following:

•

Wallboard sales, which are impacted by both commercial and residential construction activity, increased  $40.9 million, or 16.0%, compared to the three months ended January 31, 2018. The increase in wallboard sales was driven by the impact of the acquisitions, primarily our acquisition of Titan on June 1, 2018, and improved pricing.

•

Ceilings sales increased $14.9 million, or 16.4%, compared to the three months ended January 31, 2018. The increase in ceilings sales was mainly due to higher organic volumes as a result of increased commercial business, pricing improvement and the positive impact of acquisitions.

•

Steel framing sales increased $20.7 million, or 21.4%, compared to the three months ended January 31, 2018.  The increase in steel framing sales was mainly due to pricing improvement, the positive impact of acquisitions, and higher organic volumes as a result of greater commercial activity.

•

Other products sales, which includes insulation, joint treatment, tools, lumber and various other specialty building products, increased $61.9 million, or 43.6%, compared to the three months ended January 31, 2018. The increase was due to the impact of the acquisition of Titan, as well as higher organic volumes and pricing improvement.

From February 2, 2017 through January 31, 2019, we completed three acquisitions, which included four branches in the United States and 30 branches across Canada. These acquisitions contributed $106.7 million to our net sales in the three months ended January 31, 2019. Excluding these acquired sites, for the three months ended January 31, 2019 and 2018, our base business net sales increased $38.2 million, or 6.6%, compared to the three months ended January 31, 2018. The overall increase in our base business net sales reflects the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction.

The following table breaks out our consolidated net sales into the base business component and the excluded components, which consist of recently acquired branches, as shown below:

	Three Months Ended
	January 31,
(Unaudited)	2019	2018
	(in thousands)
Base business net sales	$617,202	$578,988
Recently acquired net sales (excluded from base business)	106,700	6,520
Total net sales	$723,902	$585,508

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 2, 2017 and April 30, 2019 will be excluded from base business net sales for any period during fiscal year 2019.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition	Acquisition Date	Acquired	Periods Excluded
ASI Building Products, LLC (MI)	August 1, 2017	3	August 1, 2017 - January 31, 2019
Southwest Building Materials, Ltd. (TX)	December 4, 2017	1	December 4, 2017 - January 31, 2019
WSB Titan (CAN)	June 1, 2018	30	June 1, 2018 - January 31, 2019

(1)	Our acquisition of CGH on August 7, 2018 has been treated as a new greenfield branch and is included in base business net sales for purposes of calculating our base business results.

Gross Profit and Gross Margin

Gross profit of $234.2 million for the three months ended January 31, 2019 increased $38.8 million, or 19.9%, from the three months ended January 31, 2018 as a result of higher sales including the positive impact of acquisitions and pricing improvement. Gross margin on net sales decreased to 32.4% for the three months ended January 31, 2019 compared to 33.4% for the three months ended January 31, 2018 primarily due to increased product costs and changes in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses of $178.2 million for the three months ended January 31, 2019  increased $21.9 million, or 14.0%, from the three months ended January 31, 2018. The increase was due to the acquisition of Titan, a $1.1 million increase in payroll and payroll related costs due to growth in our base business, $1.0 million of transaction costs related to the acquisition of Titan and $0.2 million of restructuring costs.  These increases were partially offset by $5.9 million of expense savings from the amendment of certain equipment operating leases that are now being accounted for as capital leases. Selling, general and administrative expenses was 24.6% of our net sales during the three months ended January 31, 2019, compared to 26.7% of our net sales during the three months ended January 31, 2018. The decrease was driven by increased cost efficiencies, primarily the result of cost reduction initiatives taken during the fiscal year, contributions from the Titan acquisition and our changes to lease accounting. These improvements were partially offset by continuing inflation pressures, primarily in logistics.

Depreciation and Amortization Expense

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of assets from other companies. Depreciation and amortization expense was $30.2 million for the three months ended January 31, 2019 compared to $16.5 million for the three months ended January 31, 2018. The increase was due to an  $7.8 million increase in amortization of definite-lived intangible assets and a $5.9 million increase in depreciation expense. The increase in amortization expense was primarily attributable to expense resulting from definite-lived intangible assets obtained in the acquisition of Titan. The increase in depreciation expense was primarily attributable to expense resulting from property and equipment obtained in the acquisition of Titan and $3.5 million of depreciation expense resulting from amendments of certain operating leases for equipment that are now being accounted for as capital leases.

Interest Expense

Interest expense consists primarily of interest expense incurred on our debt and capital leases and amortization of deferred financing fees and debt discounts. Interest expense was $19.5 million during the three months ended January 31, 2019 compared to $7.9 million for the three months ended January 31, 2018. The increase was primarily due to an increase in the outstanding amount of debt related to the financing of the acquisition of Titan. The gross amount of our outstanding debt increased $425.0 million due to the Third Amendment to our first lien term loan facility and increased $137.9 million due to net borrowings under our ABL facility. Also contributing to the increase was a $2.9 million increase in interest expense resulting from amendments of certain operating leases for equipment that are now being accounted for as capital leases.

Income Taxes

We recognized income tax expense of $1.4 million during the three months ended January 31, 2019 compared to an income tax benefit of $4.5 million during the three months ended January 31, 2018. Our effective tax rate was 19.9% and (29.7%) for the three months ended January 31, 2019 and 2018, respectively. The change in the effective income tax rate from the three months ended January 31, 2018 to the three months ended January 31, 2019 was primarily due to the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which resulted in a  provisional income tax benefit of $7.8 million recognized during the three months ended January 31, 2018 related to the re-measurement of net deferred tax liabilities in connection with enactment of the Tax Act, the impact of foreign tax rates and other tax effects associated with the acquisition of Titan. See Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the Tax Act.

Net Income

Net income was  $5.8 million during the three months ended January 31, 2019 compared to $19.7 million for the three months ended January 31, 2018. The decrease in net income was primarily due to an increase in depreciation and amortization expense resulting from property and equipment and definite-lived intangible assets obtained in the acquisition of Titan, an increase in income tax expense and an increase in interest expense resulting from the debt financing completed in connection with the acquisition of Titan and our operating lease amendments, partially offset by the increase in Adjusted EBITDA discussed below.

Adjusted EBITDA

Adjusted EBITDA of $59.7 million for the three months ended January 31, 2019 increased $17.5 million, or 41.5%, from our Adjusted EBITDA of $42.2 million for the three months ended January 31, 2018. The increase in Adjusted EBITDA was primarily due to the inclusion of Adjusted EBITDA of Titan, changes to our lease accounting and increased cost efficiencies, primarily the result of cost reduction initiatives taken during the fiscal year. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA, reconciliations thereof to net income and a description of why we believe these measures are important.

Nine Months Ended January 31, 2019 and 2018

The following table summarizes key components of our results of operations for the nine months ended January 31, 2019 and 2018:

	Nine Months Ended
	January 31,
	2019	2018
	(dollars in thousands)
Statement of operations data:
Net sales	$2,335,883	$1,875,669
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,588,691	1,262,885
Gross profit	747,192	612,784
Operating expenses:
Selling, general and administrative expenses	548,883	472,232
Depreciation and amortization	87,329	49,548
Total operating expenses	636,212	521,780
Operating income	110,980	91,004
Other (expense) income:
Interest expense	(54,896)	(23,288)
Change in fair value of financial instruments	(6,395)	(710)
Write-off of discount and deferred financing fees	—	(74)
Other income, net	2,025	1,675
Total other expense, net	(59,266)	(22,397)
Income before tax	51,714	68,607
Provision for income taxes	12,337	15,555
Net income	$39,377	$53,052
Non-GAAP measures:
Adjusted EBITDA(2)	$222,134	$149,201
Adjusted EBITDA margin(2)(3)	9.5%	8.0%

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

Net Sales

Net sales of $2,335.9 million increased $460.2 million, or 24.5%, from $1,875.7 million for the nine months ended January 31, 2018. The increase in net sales was due to the following:

•

Wallboard sales, which are impacted by both commercial and residential construction activity, increased  $120.2 million, or 14.5%, compared to the nine months ended January 31, 2018. The increase in wallboard sales was driven by the impact of the acquisition of Titan on June 1, 2018 and pricing improvement, slightly offset by organic wallboard unit volume decline of 0.5%.

•

Ceilings sales increased $47.7 million, or 16.4%, compared to the nine months ended January 31, 2018.  The increase in ceilings sales was mainly due to strong organic growth driven by greater commercial activity and pricing improvement as well as the positive impact of acquisitions.

•

Steel framing sales increased $77.7 million, or 25.5%, compared to the nine months ended January 31, 2018.  The increase in steel framing sales was mainly due to strong organic growth driven by greater commercial activity and meaningful pricing improvement as well as the positive impact of acquisitions.

•	Other products sales increased $214.6 million, or 47.7%, compared to the nine months ended January 31, 2018. The increase was due to the impact of the acquisition of Titan and pricing improvement.

From February 2, 2017 through January 31, 2019, we completed three acquisitions, which included four branches in the United States and 30 branches across Canada. These acquisitions contributed $339.6 million to our net sales in the nine months ended January 31, 2019. Excluding these acquired sites, for the nine months ended January 31, 2019 and 2018, our base business net sales increased $133.2 million, or 7.2%, compared to the nine months ended January 31, 2018. The overall increase in our base business net sales reflects the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction.

The following table breaks out our consolidated net sales into the base business component and the excluded components, which consist of recently acquired branches, as shown below:

	Nine Months Ended
	January 31,
(Unaudited)	2019	2018
	(in thousands)
Base business net sales	$1,996,278	$1,863,030
Recently acquired net sales (excluded from base business)	339,605	12,639
Total net sales	$2,335,883	$1,875,669

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and nine months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 2, 2017 and April 30, 2019 will be excluded from base business net sales for any period during fiscal year 2019.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition	Acquisition Date	Acquired	Periods Excluded
ASI Building Products, LLC (MI)	August 1, 2017	3	August 1, 2017 - January 31, 2019
Southwest Building Materials, Ltd. (TX)	December 4, 2017	1	December 4, 2017 - January 31, 2019
WSB Titan (CAN)	June 1, 2018	30	June 1, 2018 - January 31, 2019

(1)	Our acquisition of CGH on August 7, 2018 has been treated as a new greenfield branch and is included in base business net sales for purposes of calculating our base business results.

Gross Profit and Gross Margin

Gross profit of $747.2 million for the nine months ended January 31, 2019 increased $134.4 million, or 21.9%, from the nine months ended January 31, 2018 as a result of higher sales including the positive impact of acquisitions and pricing improvement. Gross margin on net sales decreased to 32.0% for the nine months ended January 31, 2019 compared to 32.7% for the nine months ended January 31, 2018. The decrease was primarily due to increased product costs, changes in product mix and a $4.1 million, or 0.4%, non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value. As part of our accounting for business combinations, we are required to value inventory acquired in the business combination at its net realizable value. The inventory adjustment is typically fully recognized in cost of sales within the first month after completion of an acquisition. This step-up in basis and related expense has a negative effect on gross margins as the related inventory is sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $548.9 million for the nine months ended January 31, 2019 increased $76.7 million, or 16.2%, from the nine months ended January 31, 2018. The increase was due to the acquisition of Titan, a $14.4 million increase in payroll and payroll related costs due to growth in our base business, $6.6 million of transaction costs related to the acquisition of Titan and $5.2 million of restructuring costs related to the reduction in workforce implemented during the nine months ended January 31, 2019. These increases were partially offset by $16.8 million of expense savings from the amendment of certain equipment operating leases that are now being accounted for as capital leases. Selling, general and administrative expenses was 23.5% of our net sales during the nine months ended January 31, 2019, compared to 25.2% of our net sales during the nine months ended January 31, 2018. The decrease was driven by increased cost efficiencies, primarily the result of cost reduction initiatives taken during the fiscal year, contributions from the Titan acquisition and our changes to lease accounting. These improvements were partially offset by continuing inflation pressures, primarily in logistics.

Depreciation and Amortization Expense

Depreciation and amortization expense was $87.3 million for the nine months ended January 31, 2019 compared to $49.5 million for the nine months ended January 31, 2018. The increase was due to a $21.7 million increase in amortization of definite-lived intangible assets and a $16.0 million increase in depreciation expense. The increase in amortization expense compared to the prior year period was primarily attributable to expense resulting from definite-lived intangible assets obtained in the acquisition of Titan. The increase in depreciation expense compared to the prior year period was primarily attributable to expense resulting from property and equipment obtained in the acquisition of Titan and $10.0 million of expense resulting from amendments of certain operating leases for equipment that are now being accounted for as capital leases.

Interest Expense

Interest expense was $54.9 million during the nine months ended January 31, 2019 compared to $23.3 million for the nine months ended January 31, 2018. The increase was primarily due to an increase in the outstanding amount of debt related to the financing of the acquisition of Titan. The gross amount of outstanding debt increased $425.0 million during the nine months ended January 31, 2019 due to the Third Amendment to our first lien term loan facility and increased $137.9 million during the nine months ended January 31, 2019 due to net borrowings under our ABL facility. Also contributing to the increase was a $8.8 million increase in interest expense resulting from amendments of certain operating leases for equipment that are now being accounted for as capital leases.

Change in Fair Value of Financial Instruments

Change in fair value of financial instruments includes changes in fair value of our derivative instruments that are recognized in earnings. During the nine months ended January 31, 2019, we recognized a $5.7 million loss on the change in fair value of a foreign currency forward contract. The foreign currency forward contract was entered into to mitigate foreign currency exchange risk associated with the purchase price of Titan that was denominated in Canadian dollars during the time between signing the agreement and closing the transaction. The foreign currency forward contract effectively fixed the amount we paid for the purchase price by contracting us to pay U.S. dollars and receive Canadian dollars on the notional amount. The remaining increase was due to changes in fair value of our interest rate cap.

Income Taxes

We recognized income tax expense of $12.3 million during the nine months ended January 31, 2019 compared to $15.6 million during the nine months ended January 31, 2018. Our effective tax rate was 23.9% and 22.7% for the nine months ended January 31, 2019 and 2018, respectively. The increase in the effective income tax rate from the nine months ended January 31, 2018 to the nine months ended January 31, 2019 was primarily due the impact of the Tax Act, the impact of foreign tax rates and other tax effects associated with the acquisition of Titan.

Net Income

Net income was $39.4 million for the nine months ended January 31, 2019 compared to $53.1 million for the nine months ended January 31, 2018. The decrease in net income was due to an increase in depreciation and amortization expense resulting from property and equipment and definite-lived intangible assets obtained in the acquisition of Titan, an increase in interest expense resulting from the debt financing completed in connection with the acquisition of Titan and the operating lease amendments, a loss on the change in fair value of a foreign currency forward contract entered into to mitigate foreign currency exchange risk associated with the purchase price of Titan and an increase in income taxes, partially offset by an increase in Adjusted EBITDA as discussed below.

Adjusted EBITDA

Adjusted EBITDA of $222.1 million for the nine months ended January 31, 2019 increased $72.9 million, or 48.9%, from our Adjusted EBITDA of $149.2 million for the nine months ended January 31, 2018. The increase in Adjusted EBITDA was primarily due to the inclusion of Titan Adjusted EBITDA, changes to lease accounting, increased cost efficiencies, primarily the result of cost reduction initiatives taken during the fiscal year, and increases in our base business. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA, reconciliations thereof to net income and a description of why we believe these measures are important.

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

As of January 31, 2019, we had available borrowing capacity of approximately $197.3 million under our $345.0 million ABL Facility. The ABL Facility will mature on November 18, 2021 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender.

In connection with the acquisition of Titan on June 1, 2018, we assumed Titan’s revolving credit facility (the “Titan Facility”) that provides for aggregate revolving commitments of $22.5 million ($30.0 million Canadian dollars), as amended. The Titan Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of January 31, 2019, no amounts were outstanding under the Titan Facility and we had available borrowing capacity of approximately $22.5 million under the Titan Facility. The Titan Facility matures on June 28, 2022.

For more information regarding our ABL Facility and other indebtedness, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018.

As previously discussed, in November 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. The timing and amount of any purchases of our common stock will be subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. As of January 31, 2019, the Company had $63.5 million available under its repurchase program.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Nine Months Ended
	January 31,
	2019	2018
	(in thousands)
Cash provided by operating activities	$105,437	$66,380
Cash used in investing activities	(592,206)	(34,602)
Cash provided by (used in) financing activities	524,686	(17,400)
Effect of exchange rates on cash and cash equivalents	(7)	—
Increase in cash and cash equivalents	$37,910	$14,378

Operating Activities

Net cash provided by operating activities consists primarily of net income adjusted for non‑cash items, including depreciation and amortization, equity‑based compensation, deferred taxes and the effects of changes in operating assets and liabilities, which were primarily the changes in working capital discussed below.

Net cash provided by operating activities was $105.4 million for the nine months ended January 31, 2019. This cash provided was primarily driven by net income of $39.4 million, non-cash adjustments of $105.8 million, including depreciation and amortization of $87.3 million, and $39.8 million of cash used in changes to our net working capital.

Net cash provided by operating activities was $66.4 million for the nine months ended January 31, 2018. This cash provided was primarily driven by net income of $53.1 million and non‑cash adjustments of $56.8 million, including depreciation and amortization of $49.5 million, and $43.5 million of cash used in changes to our net working capital.

Investing Activities

Net cash used in investing activities consists primarily of acquisitions, investments in our facilities including purchases of land, buildings and leasehold improvements and purchases of fleet assets, IT and other equipment. We present this figure net of proceeds from asset sales which typically relate to sales of our fleet assets and closed facilities.

Net cash used in investing activities was $592.2 million for the nine months ended January 31, 2019, which consisted of $579.7 million used to acquire businesses during the period and $13.4 million used for purchases of property and equipment, partially offset by $0.9 million in proceeds from the sale of assets.

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

Net cash provided by financing activities was $524.7 million for the nine months ended January 31, 2019, consisting primarily of an increase on the First Lien Facility of $425.0 million and net borrowings for the ABL Facility of $137.9 million, offset by $21.4 million of principal payments on long-term debt and capital leases, $11.5 million used to repurchase 0.7 million shares of common stock and $7.9 million of debt issuance costs paid in connection with the Third Amendment.

Net cash used in financing activities was $17.4 million for the nine months ended January 31, 2018, consisting primarily of net repayments on the ABL Facility of $103.4 million,  $8.9 million of principal payments on long-term debt and capital leases and $3.3 million of debt issuance costs, partially offset by an increase on the First Lien Facility of $100.0 million.

Working Capital and Adjusted Working Capital

A summary of working capital and adjusted working capital as of January 31, 2019 and April 30, 2018 is shown in the following table:

	January 31,	April 30,
	2019	2018
	(in thousands)
Trade accounts and notes receivable, net of allowances	$410,017	$346,450
Inventories, net	308,115	239,223
Accounts payable	(129,580)	(116,168)
	588,552	469,505
Other current assets	86,957	48,163
Other current liabilities	(153,270)	(117,753)
Working capital	522,239	399,915
Cash and cash equivalents	(74,347)	(36,437)
Current maturities of long-term debt	40,328	16,284
Adjusted working capital	$488,220	$379,762

Working capital increased as a result of an increase in trade accounts and notes receivable of $63.6 million, an increase of inventories, net of $68.9 million and an increase in other current assets of $38.8 million, partially offset by an increase in accounts payable of $13.4 million and an increase in other current liabilities of $35.5 million. The increases were primarily due to the acquisition of Titan.

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

Our adjusted working capital increased by $108.5 million from April 30, 2018 to January 31, 2019 as a result of an increase in working capital of $122.3 million and an increase of $24.0 million in current maturities of long term debt, offset partially by an increase in cash and cash equivalents of $37.9 million.

Debt Covenants

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants as of January 31, 2019.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of January 31, 2019.

Contractual Obligations

Except as noted below, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018, other than those made in the ordinary course of business.

During the nine months ended January 31, 2019, we entered into the Third Amendment that provides for a new first lien term loan facility under the credit agreement in the aggregate principal amount of approximately $996.8 million due in June 2025 that bears interest at a floating rate based on LIBOR plus 2.75%, representing a 25 basis point improvement compared to the interest rate of the existing first lien term loan facility under the credit agreement immediately prior to giving effect to the Third Amendment. Net proceeds from the new first lien term loan facility were used to repay our existing first lien term loan facility of $571.8 million, resulting in a $425.0 million increase in the aggregate principal amount of our first lien term loan facility. Also during the nine months ended January 31, 2019, we made net borrowings under our ABL facility of $137.9 million.

During the nine months ended January 31, 2019, the Company amended certain of its operating lease agreements for equipment. The amendments resulted in the Company classifying these operating leases as capital leases upon the date of the modification. As a result, the Company recorded $73.6 million of capital lease assets and capital lease liabilities during the nine months ended January 31, 2019. The equipment leases have terms through fiscal 2023.

In connection with the acquisition of Titan, as of June 1, 2018, we assumed operating lease commitments approximating $5.5 million, $4.8 million, $3.1 million, $3.0 million, $2.6 million and $6.0 million for the fiscal years ending April 30, 2019, 2020, 2021, 2022, 2023 and thereafter, respectively. We also assumed certain contingent consideration arrangements that relate to previous acquisitions of Titan. The contingent consideration arrangements are based on performance of Titan’s business and are payable in cash in fiscal 2019 and fiscal 2020. As of January 31, 2019, the fair value of the contingent consideration arrangements was $12.4 million, of which $1.1 million is payable in the fiscal year ending April 30, 2019 and $11.3 million is payable in the fiscal year ending April 30, 2020.

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

The following is a reconciliation of our net income to Adjusted EBITDA for the three and nine months ended January 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
	(in thousands)
Net income	$5,815	$19,686	$39,377	$53,052
Interest expense	19,526	7,871	54,896	23,288
Write-off of debt discount and deferred financing fees	—	—	—	74
Interest income	(10)	(44)	(43)	(93)
Provision (benefit) for income taxes	1,442	(4,488)	12,337	15,555
Depreciation expense	11,919	6,009	34,067	18,021
Amortization expense	18,301	10,481	53,262	31,527
Stock appreciation expense(a)	442	631	1,425	1,863
Redeemable noncontrolling interests(b)	(35)	340	778	1,370
Equity-based compensation(c)	1,140	430	2,638	1,277
Severance and other permitted costs(d)	229	8	5,947	325
Transaction costs (acquisitions and other)(e)	1,066	75	6,660	321
Gain on sale of assets	(118)	(51)	(412)	(648)
Effects of fair value adjustments to inventory(f)	—	89	4,129	276
Change in fair value of financial instruments(g)	—	276	6,395	710
Secondary public offering costs(h)	—	894	—	1,525
Debt transaction costs(i)	—	—	678	758
Adjusted EBITDA	$59,717	$42,207	$222,134	$149,201

(a)	Represents non‑cash expense related to stock appreciation rights agreements.
(b)	Represents non‑cash compensation expense related to changes in the redemption values of noncontrolling interests.
(c)	Represents non‑cash equity‑based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents one‑time costs related to acquisitions paid to third parties.
(f)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(g)	Represents the mark‑to‑market adjustments for derivative financial instruments.
(h)	Represents one-time costs related to our secondary offering paid to third-party advisors.
(i)	Represents costs paid to third-party advisors related to debt refinancing activities.

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

The following is a reconciliation from working capital, the most directly comparable financial measure under GAAP, to adjusted working capital as of the dates presented:

	January 31,	April 30,
	2019	2018
	(in thousands)
Current assets	$805,089	$633,836
Current liabilities	282,850	233,921
Working capital	522,239	399,915
Cash and cash equivalents	(74,347)	(36,437)
Current maturities of long-term debt	40,328	16,284
Adjusted working capital	$488,220	$379,762

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Other than noted below, there have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Each 1% increase in interest rates on the First Lien Facility would increase our annual interest expense by approximately $9.9 million based on balances outstanding under the First Lien Facility as of January 31, 2019. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $3.5 million increase in our annual interest expense on the ABL Facility. As of January 31, 2019, $991.9 million aggregate principal amount was outstanding under the First Lien Facility and $137.9 million was outstanding under the ABL Facility.

We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements. We had an interest rate cap on the three-month U.S. dollar LIBOR based on a strike rate of 2.0%, which effectively capped the interest rate at 5.0% on an initial notional amount of $275.0 million of our variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms.  This interest rate cap expired on October 31, 2018. In February 2019, we entered into an interest rate swap agreement with a notional amount of $500.0 million to convert the variable interest rate on our First Lien Facility to a fixed 1-month LIBOR interest rate of 2.46%. This contract was effective on February 28, 2019 and terminates on February 28, 2023.

Foreign Currency Risk

On June 1, 2018, we acquired Titan pursuant to a securities purchase agreement entered into on April 4, 2018. Titan is a distributer of drywall, lumber, commercial and residential building materials with 30 locations across five provinces in Canada. As of April 30, 2018, we were exposed to foreign currency exchange risk associated with the purchase price that was denominated in Canadian dollars. To mitigate this foreign currency exchange risk, we entered into a foreign currency forward contract. The foreign currency forward contract effectively fixed the amount we paid for the purchase price by contracting the Company to pay U.S. dollars and receive Canadian dollars on the notional amount. The foreign currency forward contract did not qualify for hedge accounting. The foreign currency forward contract was settled on June 1, 2018. We recognized an additional $5.7 million loss on the change in fair value of the foreign currency forward contract during the nine months ended January 31, 2019.

We have exposure to foreign currency exchange rate fluctuations for our operations in Canada, which can adversely impact our net income and cash flows. Approximately 13% of our net sales during the nine months ended January 31, 2019 were derived from sales to customers in Canada. These operations are primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect net sales, net income and cash flows. We currently do not enter into financial instruments to manage this foreign currency exchange risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s  rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s  rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that on June 1, 2018 the Company acquired WSB Titan (“Titan”). As a result, the Company is currently integrating Titan’s operations into its overall system of internal control over financial reporting. Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition. Accordingly, we expect to exclude Titan from the assessment of internal control over financial reporting for fiscal 2019.

PART II – Other Information

Item 1.  Legal Proceedings

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos‑containing products they distributed prior to 1979. Since 2002 and as of January 31, 2019, approximately 988 asbestos‑related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 949 have been dismissed without any payment by us, 29 are pending and only 10 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10‑K for the fiscal year ended April 30, 2018.

Item 1A.  Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10‑K for the fiscal year ended April 30, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares repurchased and the average price paid per share for each month in the three months ended January 31, 2019 are as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Repurchased	Per Share	Announced Program (1)	Under the Program
	(in thousands, except average price paid per share)
November 1 through November 30	—	$—	—	$75,000
December 1 through December 31	608	16.46	608	64,988
January 1 through January 31	83	18.19	83	63,486
Total	691		691

(1)

On November 30, 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. We may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with Rule 10b5-1 and/or in privately negotiated transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion.

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

GMS INC.

Date: March 5, 2019	By:	/s/ Lynn Ross
Lynn Ross
Interim Chief Financial Officer
(Principal Financial Officer)