Form 10-K
period 2019-04-30
GMS Inc.
filed 2019-06-27
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2019

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001‑37784

GMS INC.

(Exact name of registrant as specified in its charter)

Delaware	46‑2931287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Crescent Centre Parkway, Suite 800, Tucker, Georgia	30084
(Address of principal executive offices)	(Zip code)

(800) 392‑4619

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchanged on which registered
Common Stock, par value $0.01 per share	GMS	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the common stock of the Registrant held by non‑affiliates of the Registrant on October 31, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was $548.2 million (based on the closing sale price of the Registrant’s common stock on that date as reported on the New York Stock Exchange).

There were 40,374,750 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We have based these forward‑looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward‑looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10‑K in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1, “Business,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward‑looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward‑looking statements include:

•	general economic and financial conditions;
•	our dependency upon the commercial and residential construction and residential repair and remodeling, or R&R, markets;
•	competition in our highly fragmented industry and the markets in which we operate;
•	the fluctuations in prices of the products we distribute;
•	the consolidation of our industry;
•	our ability to successfully implement our strategic initiatives, including our growth strategies and cost reduction initiatives;
•	our ability to open new branches and expand into new geographic markets;
•	our ability to successfully identify acquisition candidates, complete and integrate acquisitions and realize anticipated benefits and synergies from completed acquisitions;
•	product shortages and potential loss of relationships with key suppliers;
•	the seasonality of the commercial and residential construction markets;
•	the potential loss of any significant customers;
•	exposure to product liability and various other claims and litigation;

•	our ability to attract and retain key employees;
•	rising health care costs and labor costs, including the impact of labor and trucking shortages;
•	the reduction of the quantity of products our customers purchase;
•	the credit risk from our customers;
•	our ability to renew leases for our facilities on favorable terms or identify new facilities;
•	our ability to effectively manage our inventory as our sales volume increases or the prices of the products we distribute fluctuate;
•	an impairment of our goodwill or intangible assets;
•	the impact of federal, state, provincial and local regulations;
•	the cost of compliance with environmental, health and safety laws and other regulations;
•	significant increases in fuel costs or shortages in the supply of fuel;
•	a cybersecurity breach, including misappropriation of our customers’, employees’ or suppliers’ confidential information, and the potential costs related thereto;
•	a disruption in our IT systems and costs necessary to maintain and update our IT systems;
•	natural or man‑made disruptions to our facilities;
•	our exposure to greater than anticipated tax liabilities;
•	the risk of our foreign operations, including currency rate fluctuations;
•	the imposition of tariffs and other trade barriers, and the effect of retaliatory trade measures;
•	our inability to engage in activities that may be in our best long‑term interests because of restrictions in our debt agreements;
•	our current level of indebtedness and our potential to incur additional indebtedness;
•	our ability to obtain additional financing on acceptable terms, if at all;
•	our holding company structure;
•	the influence of AEA Investors LP and certain affiliates thereof on us; and
•	other risks and uncertainties, including those listed in Item 1A, “Risk Factors.”

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

PART I

Item 1.  Business

Company Overview and History

GMS Inc. (“we,” “our,” “us,” or the “Company”) is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary building products.  We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of more than 250 distribution centers across the United States and Canada.

Since our founding in 1971, we have grown our business through a combination of strategic acquisitions, opening new branch locations (“greenfields”) and organic growth. On June 1, 2016, we completed our initial public offering (“IPO”) of our common stock. On February 28, 2017,  June 7, 2017 and December 14, 2017, certain of our stockholders completed secondary public offerings of our common stock. Following the secondary offering of our common stock on June 7, 2017, the control group consisting of certain affiliates of AEA Investors LP (“AEA”) and certain other of our stockholders no longer controls a majority of the voting power of our outstanding common stock. Accordingly, we are no longer a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”) corporate governance standards.

Acquisition of Titan

On June 1, 2018, we acquired all of the outstanding equity interests of WSB Titan (“Titan”), a distributer of wallboard, lumber, insulation and other complementary commercial and residential building materials. Titan is Canada’s largest gypsum specialty distributer with 30 locations across five provinces in Canada. The stated purchase price was $627.0 million ($800.0 million Canadian dollars). As part of the consideration, certain members of existing Titan management converted $35.0 million of their ownership position in Titan into equity that is exchangeable for the Company’s stock. The transaction extended our leadership position in North America with additional scale and footprint, expanded our geographic coverage into the Canadian market and has created opportunities for product expansion in both the United States and Canada.

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

Our Growth Strategy

Our growth strategy entails taking market share within our existing footprint, expanding into new markets by opening new branches and through strategic acquisitions, and expanding our product lines. We expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service. Our usual strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships. In addition, we will continue to selectively pursue acquisitions. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model and have an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy.

Products

We provide a comprehensive product offering of wallboard, ceilings, steel framing and complementary interior construction products. By carrying a full line of wallboard and ceilings along with steel framing and ancillary products, we are able to serve as a one-stop-shop for our customers. For information on net sales of our products, see Note 17, “Segments” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

In the ceilings market, brand is highly valued and often specified by the architect of a commercial building. Because of our strong market position, we have exclusive access to the leading ceilings brand in many of our local markets. Where we have exclusivity, these specifications help us drive sales of ceilings products as well as all of the complementary products we sell as part of our commercial package. In effect, our exclusivity on the leading ceiling tile brand creates a cycle which helps reinforce our market position in our other products. In addition, because ceiling tile systems differ in size, shape and aesthetic appeal between manufacturers, they are often replaced with the same brand for R&R projects. As a result, the leading brand's installed base of product generates built-in demand for replacement product over time. Because we have exclusive access to that brand in certain markets, we benefit from these recurring sales.

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

Other Products

In addition to our three primary product lines, we offer our customers complementary products, including insulation, lumber, ready-mix joint compound and various other interior construction products as well as ancillary products they need to complete the job including tools and safety products. We partner with leading branded vendors for many of these products and merchandise them in showrooms that are adjacent to many of our warehouses. In recent years, through specific initiatives and acquisitions, including Titan, we have expanded our complementary and ancillary product lines in order to further solidify our position as a one-stop-shop for the interior contractor and gain a greater share of their purchases.

Our Industry

As the construction market in the North America evolved during the second half of the 20th century, contractors began to specialize in specific trades within the construction process, and specialty distributors emerged to supply them. Wallboard and ceilings installation were some of these trades, and we, along with other specialty distributors, tailored our product offerings and service capabilities to meet the unique needs of those trades. Today, specialty distributors comprise the preferred distribution channel for wallboard and ceilings in both the commercial and residential construction markets.

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

Residential

Residential construction activity is driven by a number of factors, including the overall economic outlook, employment, income growth, home prices, availability of mortgage financing and related government regulations, interest rates and consumer confidence, among others.

We believe residential R&R activity is typically more stable than new residential construction activity. The primary drivers of residential R&R spending include changes in existing home prices, existing home sales, the average age of the housing stock, consumer confidence and interest rates.

Customers

Our diverse customer base consists of more than 34,500 contractors as well as homebuilders. We maintain local relationships with our contractors through our network of branches and our extensive salesforce. We also serve our large homebuilder customers through our local branches, but are able to coordinate the relationships on a national basis through our corporate facility. Our ability to serve multi-regional homebuilders across their footprints provides value to them and differentiates us from most of our competitors. During fiscal 2019 and 2018, our single largest customer accounted for 2.0%  and 1.9%  of our net sales, respectively, and our top ten customers accounted for 8.8% and 8.5% of our net sales, respectively.

Suppliers

Our leading market position, North American footprint and superior service capabilities have allowed us to develop strong relationships with our suppliers. We maintain exceptional, long-term relationships with all seven major North American wallboard manufacturers, as well as the three major ceilings manufacturers: Armstrong World Industries, Inc., or Armstrong, CertainTeed Corporation and USG Corporation, or USG. Because we account for a meaningful portion of their volumes and provide them with an extensive salesforce to market their products, we are viewed by our suppliers as a key channel partner and often have exclusive relationships with these suppliers in certain markets. We believe this position provides us with advantaged procurement.

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

Intellectual Property

We own United States trademark registrations for approximately 31 trademarks that we use in our business. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain these trademark registrations as long as they remain valuable to our business. Other than certain of our local brands, the retention of which we believe helps maintain customer loyalty, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets. In addition, other than commercially available software licenses, we do not believe that any of our licenses for third-party intellectual property are material to our business, taken as a whole.

Employees

As of April 30, 2019, we had over 5,800 employees. We do not have a significant amount of employees affiliated with labor unions. We believe that we have good relations with our employees. Additionally, we believe that the training provided through our employee development programs and our entrepreneurial, performance-based culture provides significant benefits to our employees.

Government Regulation

While we are not engaged in a “regulated industry,” we are subject to various federal, state, provincial and local government regulations applicable to the business in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our employees, public health and safety, workplace safety, transportation, zoning and fire codes. We strive to operate each of our branches in accordance with applicable laws, codes and regulations. We believe we are in compliance in all material respects with existing applicable environmental laws and regulations and, in addition, that our employment, workplace health and workplace safety practices comply with related regulations.

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

Environmental, Health and Safety

We are subject to various federal, state, provincial and local environmental, health and safety laws and regulations, including laws and regulations governing the investigation and cleanup of contaminated properties, air emissions, water discharges, waste management and disposal, product safety and workplace health and safety. These laws and regulations impose a variety of requirements and restrictions on our operations and the products we distribute. The failure by us to comply with these laws and regulations could result in fines, penalties, enforcement actions, third party claims, damage to property or natural resources and personal injury, requirements to investigate or clean up property or to pay for the costs of investigation or cleanup, or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions and could negatively impact our reputation with customers. Environmental, health and safety laws and regulations applicable to our business, the products we distribute and the business of our customers, and the interpretation or enforcement of these laws and regulations, are constantly evolving and it is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. Should environmental, health and safety laws and regulations, or their interpretation or enforcement, become more stringent, our costs, or the costs of our customers, could increase, which may have an adverse effect on our business, financial position, results of operations or cash flows.

Under certain laws and regulations, such as the U.S. federal Superfund law or its state or foreign equivalents, the obligation to investigate, remediate, monitor and clean up contamination at a facility may be imposed on current and former owners, lessees or operators or on persons who may have sent waste to that facility for disposal. Liability under these laws and regulations may be imposed without regard to fault or to the legality of the activities giving rise to the contamination. Moreover, we may incur liabilities in connection with environmental conditions currently unknown to us relating to our prior, existing or future owned or leased sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired.

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

Item 1A.  Risk Factors

The following risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to our Business and Industry

Our business is affected by general business, financial market and economic conditions, which could adversely affect our results of operations.

Our business and results of operations are significantly affected by general business, financial market and economic conditions in the United States and Canada. General business, financial market and economic conditions that could impact the level of activity in the commercial and residential construction and the R&R markets include, among others, interest rate fluctuations, inflation, unemployment levels, tax rates and policy, capital spending, bankruptcies, volatility in both the debt and equity capital markets, liquidity of the global financial markets, credit and mortgage markets, consumer confidence, global economic growth, local, state, provincial and federal government regulation and the strength of regional and local economies in which we operate. Because our markets are sensitive to changes in the economy, downturns (or lack of substantial improvement) in the economy in any region in which we operate could adversely affect our business, financial condition, results of operations and cash flows.

Our sales are in part dependent upon the commercial new construction market and the commercial R&R market.

We cannot predict the duration of the current market conditions or the timing or strength of any future recovery or downturn of commercial construction activity in our markets. Weakness in the commercial construction market and the commercial R&R market, would have a significant adverse effect on our business, financial condition and operating results. Furthermore, uncertainty about current and future economic conditions will continue to pose a risk to our business that serves the commercial construction and R&R markets as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a continued material negative effect on the demand for our products and services.

Our sales are also in part dependent upon the residential new construction market and home R&R activity.

The distribution of our products, particularly wallboard, to contractors serving the residential market represents a significant portion of our business. Though its cyclicality has historically been somewhat moderated by R&R activity, wallboard demand is highly correlated with housing starts. Housing starts and R&R activity, in turn, are dependent upon a number of factors, including housing demand, housing inventory levels, housing affordability, building mix between single- and multi-family homes, foreclosure rates, geographical shifts in the population and other changes in demographics, the availability of land, local zoning and permitting processes, the availability of construction financing, and the health of the economy and mortgage markets, including related government regulations. Unfavorable changes in any of these factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business.

Although the homebuilding industry has improved over the past several years, housing start activity remains below their long-term historical averages. There is still uncertainty regarding whether the recovery will be sustained, and there can be no assurances that there will not be any future downturns. There can be no assurances regarding whether more recent growth in our markets can be sustained or if demand will ever return to historical averages. In addition, some analysts project that the demand for residential construction may be negatively impacted as the number of renting households has increased in recent years and a shortage in the supply of affordable housing is expected to result in lower home ownership rates. The timing and extent of the continued recovery in homebuilding and the resulting impact on demand for our products are uncertain. Further, even if homebuilding activity fully recovers, the impact of such recovery on our business may be suppressed if, for example, the average selling price or average size of new single family homes decreases, which could cause homebuilders to decrease spending on our services and the products we distribute.

We also rely, in part, on home R&R activity. Although the market for residential R&R has improved in recent years, there is no guarantee that it will continue to improve. High unemployment levels, high mortgage delinquency and foreclosure rates, lower home prices, limited availability of mortgage and home improvement financing and significantly lower housing turnover may restrict consumer spending, particularly on discretionary items such as home improvement projects, and affect consumer confidence levels leading to reduced spending in the R&R end markets. Furthermore, consumer preferences and purchasing practices and the strategies of our customers may adjust in a manner that could result in changes to the nature and prices of products demanded by the end consumer and our customers and could adversely affect our business, financial condition, results of operations and cash flows.

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

Competition varies depending on product line, type of customer and geographic area. If our competitors have greater financial resources, they may be able to offer higher levels of service or a broader selection of inventory than we can. Furthermore, any of our competitors may (i) foresee the course of market development more accurately than we do, (ii) provide superior service and sell or distribute superior products, (iii) have the ability to supply or deliver similar products and services at a lower cost, (iv) develop stronger relationships with our customers and other consumers in the industry in which we operate, (v) adapt more quickly to evolving customer requirements than we do, (vi) develop a superior network of distribution centers in our markets or (vii) access financing on more favorable terms than we can obtain. As a result, we may not be able to compete successfully with our competitors.

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

Our customers consider the performance of the products we distribute, our customer service and price when deciding whether to use our services or purchase the products we distribute. Excess industry capacity for certain products in several geographic markets could lead to increased price competition. We may be unable to maintain our operating costs or product prices at a level that is sufficiently low for us to compete effectively. If we are unable to compete effectively with our existing competitors or new competitors enter the markets in which we operate, our financial condition, results of operations and cash flows may be adversely affected.

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

In addition, we may not be able to integrate the operations of future acquired businesses in an efficient and cost-effective manner or without significant disruption to our existing operations. Moreover, acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, difficulties implementing disclosure controls and procedures and internal control over financial reporting for the acquired businesses, and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, results of operations and cash flows.

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

We intend to continue to pursue our growth strategy to expand into new geographic markets for the foreseeable future. Our expansion into new geographic markets may present competitive, distribution and other challenges that differ from the challenges we currently face. In addition, we may be less familiar with the customers in these markets and may ultimately face different or additional risks, as well as increased or unexpected costs, compared to those we experience in our existing markets. Expansion into new geographic markets may also expose us to direct competition with companies with whom we have limited or no past experience as competitors. To the extent we rely upon expanding into new geographic markets and do not meet, or are unprepared for, any new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business and results of operations could be negatively affected.

We may be unable to fully realize expected benefits from our recent acquisition of Titan.

On June 1, 2018, we acquired Titan, Canada’s largest gypsum specialty distributer with 30 locations across five provinces in Canada. We expect to achieve operating and capital synergies as a result of our acquisition of Titan. If we are unable to continue to successfully integrate the business, or integrate them in a timely fashion, we may face material adverse effects including, but not limited to the diversion of the attention of management and key personnel and potential disruption of our ongoing businesses; customer losses; the loss of quality employees; adverse developments in vendor relationships; declines in our results of operations and financial condition; and a decline in the market price of our common stock. Even if we successfully integrate the businesses, there can be no assurance that the integration will result in the realization of the full benefit of the anticipated synergies and cost savings or that these benefits will be realized within the expected time frames.

Product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.

The products we distribute are manufactured by a number of major suppliers. Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, the products we distribute are obtainable from various sources and in sufficient quantities. However, any disruption in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenues, reduced margins and damage to our relationships with customers. Supply shortages may occur as a result of unanticipated increases in demand, shortage of raw materials, including the availability of synthetic gypsum, or difficulties in production or delivery. When shortages occur, our suppliers often allocate products among distributors. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements, such as those whereby we are afforded exclusive distribution rights in certain geographic areas, could adversely impact our financial condition, operating results and cash flows.

Our ability to maintain relationships with qualified suppliers who can satisfy our high standards for quality and our need to be supplied with products in a timely and efficient manner is a significant challenge. Our suppliers’ ability to provide us with products can also be adversely affected in the event they become financially unstable, particularly in light of continuing economic difficulties in various regions of the United States and the world, fail to comply with applicable laws, encounter supply disruptions, shipping interruptions or increased costs, or they become faced with other factors beyond our control.

Although in some instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. If market conditions change, suppliers may stop offering us favorable terms. Failure by our suppliers to continue to supply us with products on favorable terms, commercially reasonable terms, or at all, could put pressure on our operating margins or could adversely affect our financial condition, results of operations and cash flows.

The commercial and residential construction markets are seasonal.

The markets in which we operate are seasonal. Although weather patterns affect our operating results throughout the year, the months of November through February have historically been, and are generally expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced commercial and residential construction activity. We experience seasonal variation as a result of our customers’ dependence on suitable weather to engage in construction, R&R projects. For example, during the winter months, construction activity generally declines due to inclement weather and shorter daylight hours. In addition, to the extent that hurricanes, severe storms, earthquakes, floods, fires, other natural disasters or similar events occur in the markets in which we operate, our business may be adversely affected. As a result, our operating results have historically varied significantly between fiscal quarters, and we anticipate that we will continue to experience these quarterly fluctuations in the future.

The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.

Our ten largest customers generated approximately 8.8%, 8.5% and 8.7% of our net sales in the aggregate for fiscal 2019, 2018 and 2017, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers, or successfully assume the customer relationships of any businesses that we acquire, or that we will continue to supply these customers at historical levels. Due to the weak housing market in recent years in comparison to long-term averages, many of our homebuilder customers substantially reduced their construction activity. Some of our homebuilder customers exited or severely curtailed building activity in certain of our markets.

In addition, professional homebuilders, commercial builders and other customers may: (i) purchase some of the products that we currently sell and distribute directly from manufacturers; (ii) elect to establish their own building products manufacturing and distribution facilities; or (iii) favor doing business with manufacturing or distribution intermediaries in which they have an economic stake. Continued consolidation among professional homebuilders and commercial builders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our existing relationships with any of our customers could adversely affect our financial condition, operating results and cash flows. Furthermore, our customers typically are not required to purchase any minimum amount of products from us. Should our customers purchase the products we distribute in significantly lower quantities than they have in the past, or should the customers of any businesses that we acquire purchase products from us in significantly lower quantities than they had prior to our acquisition of the business, such decreased purchases could adversely affect our financial condition, results of operations and cash flows.

We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties.

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979, which have not materially impacted our financial condition or operating results. See “Item 3, Legal Proceedings.” We are also from time to time subject to casualty, contract, tort and other claims relating to our business, the products we have distributed in the past or may in the future distribute, and the services we have provided in the past or may in the future provide, either directly or through third parties. If any such claim were adversely determined, our financial condition, operating results and cash flows could be adversely affected if we were unable to seek indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with the products we sell or distribute. Since we do not have direct control over the quality of products that are manufactured or supplied to us by third-parties, we are particularly vulnerable to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, builders and their subcontractors, and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of third-party installers. As they apply to our business, if we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business, results of operations and cash flows.

In addition, claims and investigations may arise related to distributor relationships, commercial contracts, antitrust or competition law requirements, employment matters, employee benefits issues, consumer privacy concerns and other compliance and regulatory matters, including anti-corruption and anti-bribery matters. While we have processes and policies designed to mitigate these risks and to investigate and address such claims as they arise, we cannot predict or, in some cases, control the costs to defend or resolve such claims.

Although we believe we currently maintain suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities, and the cost of any product liability, warranty, casualty, construction defect, contract, tort, employment or other litigation or other proceeding, even if resolved in our favor, could be substantial. Additionally, we do not carry insurance for all categories of risk that our business may encounter. Any significant uninsured liability may require us to pay substantial amounts. There can be no assurance that any current or future claims will not adversely affect our financial position, results of operations or cash flows.

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

Operating hazards can cause personal injury and loss of life, damage to or destruction of property, building and equipment and environmental damage, and we cannot eliminate these risks. We maintain vehicle and commercial insurance to cover property damages and personal injuries resulting from traffic accidents, and rely on state mandated social insurance for work-related injuries of our employees. Nevertheless, any claim that exceeds the scope of our insurance coverage, if successful and of sufficient magnitude, could result in the incurrence of substantial costs and the diversion of resources, which could have a material adverse effect on us. A material increase in the frequency or severity of accidents, claims for lost or damaged goods, liability claims, workers’ compensation claims, or unfavorable resolutions of any such claims could also adversely affect our results of operations to the extent such claims are not covered by our insurance or such losses exceed our reserves. Further, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability and have an adverse effect on our results of operations. The timing of the incurrence of these costs could significantly and adversely impact our results of operations compared to prior periods.

Failure to attract and retain key employees could have a significant adverse effect on our business.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, operational, sales and other personnel. We face significant competition for these types of employees in our industry and from other industries. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either resign or retire. The loss of any member of our senior management team or other experienced senior employees could impair our ability to execute our business plan, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, results of operations and cash flows could be adversely affected.

In April 2019, we announced a leadership succession plan pursuant to which John C. Turner, Jr. will succeed Mike Callahan as our Chief Executive Officer in August 2019. In October 2018, we also announced the resignation of Douglas Goforth as our Chief Financial Officer and appointed Lynn Ross as our Interim Chief Financial Officer in January 2019. Any significant leadership change or executive management transition involves inherent risk and any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance.

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

In addition, we compete with other companies for many of our employees in hourly positions, and we invest significant resources to train and motivate our employees to maintain a high level of job satisfaction. Our hourly employment positions have historically had high turnover rates, which can lead to increased spending on training and retention and, as a result, increased labor costs. If we are unable to effectively retain highly qualified employees in the future, it could adversely impact our results of operations.

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

We purchase products, including wallboard, ceilings, steel framing and other specialty building materials, from manufacturers which are then sold and distributed to customers. We must maintain, and have adequate working capital to purchase, sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchase accordingly. In periods characterized by significant changes in economic growth and activity in the commercial and residential building and home R&R industries, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Excessive increases in the market prices of certain building products, such as wallboard, ceilings and steel framing, can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to effectively manage our inventory and working capital as we attempt to expand our business, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations.

An impairment of goodwill could have a material adverse effect on our financial condition and results of operations.

As April 30, 2019, we had $617.3 million of goodwill. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill might be impaired. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. Our annual impairment tests resulted in no impairment of goodwill during fiscal 2019, 2018 and 2017. However, deterioration in estimated future cash flows in our reporting units could result in future goodwill impairment. Changes to our business strategy, changes in industry or market conditions, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

Federal, state, provincial, local and other regulations could impose substantial costs and restrictions on our operations that would reduce our net income.

We are subject to various federal, state, provincial, local and other laws and regulations, including, among other things, transportation regulations promulgated by the U.S. Department of Transportation, or the DOT, work safety regulations promulgated by the Occupational Safety and Health Administration, or OSHA, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission, regulations of the U.S. Department of Labor, accounting standards issued by the Financial Accounting Standards Board or similar entities, consumer protection laws regarding privacy, and state and local zoning restrictions, building codes and contractors’ licensing regulations. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to litigation and substantial fines and penalties that could adversely affect our financial condition, results of operations and cash flows.

Our transportation operations, upon which we depend to distribute products from our distribution centers, are subject to the regulatory jurisdiction of the DOT, which has broad administrative powers with respect to our transportation operations. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs, which, if we are unable to pass these cost increases on to our customers, may increase our selling, general and administrative expenses and adversely affect our financial condition, operating results and cash flows. If we fail to comply adequately with the DOT regulations or regulations become more stringent, we could experience increased inspections, regulatory authorities could take remedial action including imposing fines or shutting down our operations or we could be subject to increased audit and compliance costs. If any of these events were to occur, our financial condition, results of operations and cash flows would be adversely affected.

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

We are subject to various federal, state, provincial and local environmental, health and safety laws and regulations, including laws and regulations governing the investigation and cleanup of contaminated properties, air emissions, water discharges, waste management and disposal, product safety and the health and safety of our employees and customers. These laws and regulations impose a variety of requirements and restrictions on our operations and the products we distribute. Our failure to comply with these laws and regulations could result in fines, penalties, enforcement actions, third party claims, damage to property or natural resources and personal injury, requirements to investigate or cleanup property or to pay for the costs of investigation or cleanup, or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions and could negatively impact our reputation with customers. Environmental, health and safety laws and regulations applicable to our business, the products we distribute and the business of our customers, and the interpretation or enforcement of these laws and regulations, are constantly evolving and it is difficult to accurately predict the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. Should environmental, health and safety laws and regulations, or their interpretation or enforcement, become more stringent, our costs, or the costs of our customers, could increase, which may have an adverse effect on our business, financial position, results of operations or cash flows.

Under certain environmental laws and regulations, such as the U.S. federal Superfund law or its state or foreign equivalents, the obligation to investigate, remediate, monitor and clean up contamination at a facility may be imposed on current and former owners, lessees or operators or on persons who may have sent waste to that facility for disposal. Liability under these laws and regulations may be imposed without regard to fault or to the legality of the activities giving rise to the contamination. Contamination has been identified at several of our current and former facilities, and we have incurred and will continue to incur costs to investigate, remediate, monitor and otherwise address these conditions. Moreover, we may incur liabilities in connection with environmental conditions currently unknown to us relating to our prior, existing or future owned or leased sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired.

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

We currently maintain distribution facilities throughout the United States and Canada, as well as our corporate headquarters in Tucker, Georgia, which supports our facilities with various back office functions. In the event any of our facilities are damaged or operations are disrupted from fire, earthquake, hurricanes and other weather-related events, an act of terrorism or any other cause, a significant portion of our inventory could be damaged and our ability to distribute products to customers could be materially impaired. Moreover, we could incur significantly higher costs and experience longer lead times associated with distributing products to our customers during the time that it takes for us to reopen or replace a damaged facility. Disruptions to the transportation infrastructure systems in the United States and Canada, including those related to a terrorist attack or changes in response to terrorism threats or attacks, may also affect our ability to keep our operations and services functioning properly. If any of these events were to occur, our financial condition, results of operations and cash flows could be materially adversely affected.

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

Our Canadian operations could have a material adverse effect on us, including currency rate fluctuations.

On June 1, 2018, we acquired Titan, a distributer of wallboard, lumber, insulation and other complementary commercial and residential building materials with 30 locations across five provinces in Canada. We are subject to a number of risks specific to this country. We may also become subject to risks specific to other countries where we may complete acquisitions. These risks include social, political and economic instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, currency exchange fluctuations, acts of war or terrorism and import/export requirements. Our financial statements are reported in U.S. dollars with international transactions being translated into U.S. dollars. Our exposure to currency rate fluctuations could be material to the extent that currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results. In addition, such fluctuations may also affect the comparability of our results between financial periods. We do not currently hedge the net investments in our foreign operations. There can be no assurances that any of these factors will not materially impact our production cost or otherwise have a material adverse effect on our business, financial condition and results of operations.

Trade policies could make sourcing product from foreign countries more difficult or more costly.

We source some of our products from outside of the United States. Suppliers that we utilize may rely upon non-domestic products, and therefore, any significant changes to the United States trade policies (and those of other countries in response) may cause a material adverse effect on our ability to procure products from suppliers that source from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our financial results.

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

The agreements that govern our indebtedness include covenants that, among other things, may impose significant operating and financial restrictions, including restrictions on our ability to engage in activities that may be in our best long-term interests. These covenants may restrict our ability to:

•	incur additional indebtedness;
•	create or maintain liens on property or assets;
•	make investments, loans and advances;
•	sell certain assets or engage in acquisitions, mergers or consolidations;
•	redeem debt;
•	pay dividends and repurchase our shares; and
•	enter into transactions with affiliates.

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

As of April 30, 2019,  $986.9 million was outstanding under our senior secured first lien term loan facility (“the First Lien Facility”) and $44.0 million was outstanding under our ABL Facility. We may incur substantial additional debt in the future. The ABL Facility, First Lien Facility and other debt instruments we may enter into in the future, may have significant consequences to our business and, as a result, may impact our stockholders, including:

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

•	restricting our ability to pay dividends, make other distributions and repurchase our shares; and
•	adversely affecting our credit ratings.

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

We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under operating lease arrangements. In addition, the ABL Facility provides a commitment of up to $345.0 million, subject to a borrowing base. As of April 30, 2019, we were able to borrow an additional $291.4 million under the ABL Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Our First Lien Facility and ABL Facility bear interest at variable rates. We have entered into interest rate swaps with the objective of minimizing the risks associated with our First Lien Facility. However, increases in interest rates with respect to any amount of our debt not covered by the interest rate swaps could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Such increases may occur from changes in regulatory standards or industry practices, such as the contemplated transition away from the London Interbank Offered Rate (LIBOR) as a benchmark reference for short-term interests. Such a transition may result in the usage of a higher reference rate for our variable rate debt. Excluding the effect of the interest rate swaps and the interest rate floor on the

First Lien Facility, each 1% increase in interest rates on the First Lien Facility would increase our annual interest expense by $9.9 million based on balances outstanding under the First Lien Facility as of April 30, 2019. Assuming the ABL Facility was fully drawn up to the $345.0 million maximum commitment, each 1% increase in interest rates would result in a $3.5 million increase in annual interest expense on the ABL Facility.

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

Some of our subsidiaries sponsor deferred compensation arrangements that entitle selected employees of those subsidiaries to participate in increases in the adjusted book value of a specified number of shares of common stock of those subsidiaries. Employees participate in these arrangements through cash-based stock appreciation rights, by holding common stock of the applicable subsidiary and/or through deferred compensation programs. As of April 30, 2019, we have reflected an aggregate fair value of $37.6 million of liabilities related to these compensation arrangements on our consolidated balance sheet, of which $3.0 million was classified as a current liability and $34.6 million was classified as a long-term liability. Upon termination of employment of those with whom we have these arrangements, these subsidiaries are required to make payments to these individuals. Settlements of these awards are typically made with cash or through execution of an installment note payable to the employee over a period of four to five years. Any requirement to make payments to employees pursuant to these deferred compensation arrangements could impact the cash flows of these subsidiaries and their ability to make funds available to us.

Risks Relating to Ownership of Our Common Stock

The market price of our common stock may be highly volatile.

The trading price of our common stock has been and may continue to be volatile. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. Finally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock incentive awards. The following events and factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, may have a significant impact on the market price of our common stock:

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

Certain affiliates of AEA beneficially own approximately 16.6% of the voting power of our outstanding common stock. Additionally, for so long as certain affiliates of AEA hold an aggregate of at least 10% of our outstanding common stock, AEA shall be entitled to nominate at least one individual for election to our Board of Directors.  As a result of this control, AEA is able to influence matters requiring approval by our stockholders and/or our board of directors, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. AEA may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and may materially and adversely affect the market price of our common stock. In addition, AEA may in the future own businesses that directly compete with ours.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

As of April 30, 2019, we had 2.3 million stock options and restricted stock units outstanding and 1.8 million shares available for future grant under the GMS Inc. Equity Incentive Plan. In connection with the acquisition of Titan, we issued 1.1 million exchangeable shares to certain members of Titan’s management (the “Management Holders”) that allow the Management Holders to exchange their exchangeable shares for GMS common stock on a one-for-one basis.  On May 7, 2019, we filed a registration statement with the SEC registering the resale of the shares of GMS common stock that the Management Holders will receive upon exchange of the exchangeable shares, which registration statement was declared effective on May 24, 2019. On June 13, 2019, the Management Holders exchanged all of the exchangeable shares for shares of GMS common stock, which are freely tradeable by the Management Holders, subject to compliance with the Company’s insider trading policy, pursuant to the registration statement. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock. The exercise and vesting of equity awards will result in dilution of the value of our common stock and could also depress the market price of our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters is in Tucker, Georgia. As of April 30, 2019, we operated our business through 254 branches across 43 states and the District of Columbia in the United States and five provinces in Canada. As of April 30, 2019, we owned 81 of our facilities, some of which were used as collateral to secure the First Lien Facility. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and meets our current operating needs.

As of April 30, 2019, we operated branches in the following locations, a few with multiple facilities:

	Number of		Number of
State/Province	Branches	State/Province	Branches
Alabama	5	Montana	2
Alaska	1	Nebraska	3
Arizona	4	Nevada	1
Arkansas	3	New Jersey	2
California	7	New Mexico	5
Colorado	7	North Carolina	10
Connecticut	1	North Dakota	2
Delaware	2	Ohio	5
District of Columbia	1	Oklahoma	2
Florida	14	Oregon	5
Georgia	16	Pennsylvania	5
Hawaii	1	South Carolina	11
Idaho	3	South Dakota	1
Illinois	3	Tennessee	4
Iowa	1	Texas	17
Indiana	1	Virginia	13
Kansas	1	Washington	11
Kentucky	4	Wisconsin	5
Louisiana	3	Wyoming	1
Maine	1	Alberta	7
Maryland	8	British Columbia	16
Massachusetts	4	Manitoba	1
Michigan	17	Ontario	5
Minnesota	6	Saskatchewan	1
Missouri	5
		Total	254

Item 3.  Legal Proceedings

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos‑containing products they distributed prior to 1979. Since 2002 and as of April 30, 2019, approximately 994 asbestos‑related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 953 have been dismissed without any payment by us, 31 are pending and only 10 have been settled, which settlements have not materially impacted our financial condition or operating results. See Item 1A, “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties.”

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GMS.”

As of the close of business on May 31, 2019, there were 20 holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividend Policy

No dividends were paid to stockholders during the years ended April 30, 2019, 2018 or 2017. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock. See Note 7, “Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Any future determination relating to our dividend policy will be made at the discretion of the Company’s board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.

Performance Graph

The following graph shows a comparison of cumulative total return to holders of shares of GMS Inc.’s common stock against the cumulative total return of S&P 500 Index and Industrial Select Sector SPDR® Fund (XLI) from May 26, 2016 (the date our common stock commenced trading on the NYSE) through April 30, 2019 (the last trading day in fiscal 2019). The comparison of the cumulative total returns for each investment assumes that $100 was invested in GMS Inc. common stock and the respective indices on May 26, 2016 through April 30, 2019 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

This performance graph and related information shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing. The points on the graph represent stock prices at the date of the IPO and the last trading days in fiscal 2017, 2018 and 2019.

Total Return Performance
200
150
100
50
Index Value
5/26/2016
4/30/2017
4/30/2018
4/30/2019
GMS Inc.
S&P 500 Index
Select Sector SPDR - Industrial

	5/26/2016	4/28/2017	4/30/2018	4/30/2019
GMS Inc	$100.00	$165.04	$142.22	$80.42
S&P 500 Index	100.00	116.25	131.67	149.44
S&P 500 Select Sector SPDR (XLI)	100.00	118.05	128.55	139.02

Issuer Purchases of Equity Securities

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

The number of shares repurchased and the average price paid per share for each month in the three months ended April 30, 2019 are as follows:

			Total Number of	Maximum Dollar
	Total Number	Average	Shares Repurchased	Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Repurchased	Per Share	Announced Program (1)	Under the Program
				(in thousands)
February 1 through February 28	85,063	$19.96	85,063	$61,788
March 1 through March 31	146,591	16.72	146,591	59,337
April 1 through April 30	55,228	15.51	55,228	58,480
Total	286,882		286,882

Item 6.  Selected Financial Data

The following selected consolidated financial data was derived from our consolidated financial statements. The data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	April 30,	April 30,	April 30,	April 30,	April 30,
	2019(1)	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$3,116,032	$2,511,469	$2,319,146	$1,858,182	$1,570,085
Gross profit	1,004,119	818,576	758,571	593,164	478,971
Operating income	147,200	119,169	104,253	58,914	18,651
Income (loss) before taxes	70,041	83,854	71,540	25,148	(18,323)
Net income (loss)	56,002	62,971	48,886	12,564	(11,697)
Weighted average shares outstanding:
Basic	40,914	41,015	40,260	32,799	32,450
Diluted	41,589	42,163	41,070	33,125	32,450
Net income (loss) per share:
Basic	$1.33	$1.54	$1.21	$0.38	$(0.36)
Diluted	$1.31	$1.49	$1.19	$0.38	$(0.36)

	April 30,	April 30,	April 30,	April 30,	April 30,
	2019(1)	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$47,338	$36,437	$14,561	$19,072	$12,284
Total assets	2,149,554	1,454,511	1,393,265	1,240,814	1,160,976
Total debt(2)	1,141,195	595,886	594,920	644,610	556,984
Total stockholders’ equity	629,176	579,451	514,606	311,160	299,572

	Year Ended
	April 30,	April 30,	April 30,	April 30,	April 30,
	2019(1)	2018	2017	2016	2015
Selected Operating Data:
Branches (at period end)	254	214	205	186	156
Employees (at period end)	5,858	4,642	4,464	3,934	3,088
Wallboard volume (million square feet)	3,916	3,548	3,457	2,843	2,328

(1)

On June 1, 2018, we acquired all of the outstanding equity interests of Titan, a distributer of wallboard, lumber, insulation and other complementary commercial and residential building materials in Canada. The results of operations of Titan have been included in our consolidated financial statements since the acquisition date. The comparison of selected financial data is affected by this acquisition and, to a lesser extent, by other smaller acquisitions completed during periods presented.

(2)	Includes debt and capital lease obligations, net of unamortized discount and debt issuance costs.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GMS Inc. (“we,” “our,” “us,” or the “Company”) is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary building products. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of more than 250 distribution centers across the United States and Canada.

Business Strategy

Our growth strategy entails increasing our market share within our existing footprint, expanding into new markets by opening new branches and acquiring competitors. We expect to continue to capture profitable market share in our existing footprint by delivering industry‑leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre‑existing customer relationships in these markets but need a new location to fully capitalize on those relationships. In addition, we will continue to selectively pursue acquisitions. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model and have an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy.

Fiscal 2019 Highlights

Key developments in our business during fiscal 2019 are described below:

•

Generated net sales of $3,116.0 million in fiscal 2019, a 24.1% increase from the prior year due to an increase in sales across all product categories driven by sales from acquired businesses, primarily our acquisition of WSB Titan (“Titan”) as further described below, organic sales and sales from new greenfield branches.

•

Generated net income of $56.0 million in fiscal 2019, compared to $63.0 million in the prior year, primarily due to an increase in depreciation and amortization expense resulting from assets obtained in the acquisition of Titan and an increase in interest expense resulting from the debt financing completed in connection with the acquisition of Titan, offset by the inclusion of Titan’s results for most of fiscal 2019, operating lease amendments, increased cost efficiencies and increases in our base business.

•

Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 7) of $295.7 million in fiscal 2019, an increase from $199.3 million in the prior year, primarily due to the inclusion of Titan Adjusted EBITDA, operating lease amendments, increased cost efficiencies and increases in our base business.

•

Completed the Titan acquisition as well as two additional acquisitions totaling three branches in the United States and 30 branches across Canada for approximately $583.1 million of aggregate cash consideration.

•	Repurchased 1.0 million shares of our common stock for $16.5 million.

Acquisition of Titan

On June 1, 2018, we acquired all of the outstanding equity interests of Titan, a distributer of wallboard, lumber, insulation and other complementary commercial and residential building materials. Titan is Canada’s largest gypsum specialty dealer with 30 locations across five provinces in Canada. The stated purchase price was $627.0 million ($800.0 million Canadian dollars). As part of the consideration, certain members of Titan’s management converted a portion of their ownership position into 1.1 million shares of equity that are exchangeable for the Company’s common stock. The transaction extended our leadership position in North America with additional scale and footprint, expanded our geographic coverage into the Canadian market and has created opportunities for further expansion in Canada.

To finance this transaction, on June 1, 2018, we entered into the Third Amendment to our First Lien Credit Agreement (the “Third Amendment”) as detailed under the heading “Term Loan Amendment.” We also drew down $143.0 million under our asset backed revolving credit facility (the “ABL Facility”).

Other Acquisitions

On August 7, 2018, we acquired Charles G. Hardy, Inc. (“CGH”), an interior building products distributor in Paramount, California. CHG has been treated as a new greenfield branch. On March 4, 2019, we acquired Commercial Builders Group, LLC, an interior building products distributer in LaPlace, Louisiana. On June 3, 2019, we acquired the acoustical and drywall operations of J.P. Hart Lumber Company (“Hart Acoustical & Drywall Supply”). Hart Acoustical & Drywall Supply distributes drywall, metal studs, insulation and ceiling tiles through two locations in San Antonio, TX and one location in La Feria, TX.

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

Operating Lease Amendments

During the first quarter of fiscal 2019, we amended certain of our operating lease agreements for equipment. The amendments resulted in the Company classifying these leases as capital leases upon the date of the modification. As a result, we recorded $73.6 million of capital lease assets and capital lease obligations during year ended April 30, 2019.

Restructuring

During the first quarter of fiscal 2019,  we initiated a reduction in workforce as part of a strategic cost reduction plan to improve operational efficiency. We recorded $5.0 million of restructuring costs during the year ended April 30, 2019 in connection with the reduction in workforce and certain other restructuring activities, consisting primarily of severance and other employee costs. Such costs are classified within selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income. As of April 30, 2019, all costs related to the reduction in force have been paid.

Share Repurchase Program

On November 30, 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. We may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with Rule 10b5-1 and/or in privately negotiated transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. The repurchase program does not require us to acquire any specific number of shares and may be terminated at any time. As of April 30, 2019, we had $58.5 million available under the repurchase program.

Factors and Trends Affecting our Operating Results

General Economic Conditions

Our business is sensitive to changes in general economic conditions, including, in particular, conditions in the United States and Canadian  commercial construction and housing markets. The markets we serve are broadly categorized as commercial new construction, commercial R&R, residential new construction and residential R&R. We believe all four end markets are currently in an extended period of expansion following a deep and prolonged downturn.

Commercial New Construction

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

Commercial R&R

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

Residential New Construction

Residential construction activity is driven by a number of factors, including the overall economic outlook, employment, income growth, home prices, availability of mortgage financing and related government regulations, interest rates and consumer confidence, among others. While housing starts have generally recovered in recent years, activity in the market remains well below historical levels.

Residential R&R

While residential R&R activity is typically more stable than new construction activity, we believe the prolonged period of under‑investment during the downturn from 2007 to 2011 will continue to result in above‑average growth for the next several years. The primary drivers of residential R&R spending include changes in existing home prices, existing home sales, the average age of the housing stock, consumer confidence and interest rates.

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

Acquisitions

Our results of operations are impacted by acquisitions, as we complement our organic growth strategy with selective acquisitions. During fiscal 2019, we completed three acquisitions totaling three branches in the United States and 30 branches across Canada. During fiscal 2018, we completed five acquisitions totaling seven branches in the United States.  During fiscal 2017, we completed eight acquisitions totaling 16 branches in the United States. We believe that significant opportunities exist to expand our geographic footprint by executing additional strategic acquisitions and we consistently strive to maintain an extensive and active acquisition pipeline. We are often evaluating several acquisition opportunities at any given time. See Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our business acquisitions.

Our Products

The following is a summary of our net sales by product group for the years ended April 30, 2019, 2018 and 2017:

	Year Ended		Year Ended		Year Ended
	April 30,	% of	April 30,	% of	April 30,	% of
	2019	Total	2018	Total	2017	Total
	(dollars in thousands)
Wallboard	$1,272,068	40.8%	$1,109,552	44.2%	$1,058,400	45.7%
Ceilings	451,695	14.5%	387,360	15.4%	341,007	14.7%
Steel framing	506,805	16.3%	411,630	16.4%	374,151	16.1%
Other products	885,464	28.4%	602,927	24.0%	545,588	23.5%
Total net sales	$3,116,032		$2,511,469		$2,319,146

Results of Operations

Fiscal Years Ended April 30, 2019 and 2018

The following table summarizes key components of our results of operations for the fiscal years ended April 30, 2019 and 2018:

	Year Ended
	April 30,
	2019	2018
	(dollars in thousands)
Statement of operations data(1):
Net sales	$3,116,032	$2,511,469
Cost of sales (exclusive of depreciation and amortization shown separately below)	2,111,913	1,692,893
Gross profit	1,004,119	818,576
Operating expenses:
Selling, general and administrative expenses	739,460	633,877
Depreciation and amortization	117,459	65,530
Total operating expenses	856,919	699,407
Operating income	147,200	119,169
Other (expense) income:
Interest expense	(73,677)	(31,395)
Change in fair value of financial instruments	(6,395)	(6,125)
Write-off of discount and deferred financing fees	—	(74)
Other income, net	2,913	2,279
Total other expense, net	(77,159)	(35,315)
Income before tax	70,041	83,854
Income tax expense	14,039	20,883
Net income	$56,002	$62,971
Non-GAAP measures:
Adjusted EBITDA(2)	$295,669	$199,258
Adjusted EBITDA margin(2)(3)	9.5%	7.9%

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

Net Sales

Net sales of $3,116.0 million during the year ended April 30, 2019 increased $604.6 million, or 24.1%, from the year ended April 30, 2018. The increase in net sales was due to the following:

•

Wallboard sales, which are impacted by both commercial and residential construction activity, increased $162.5 million, or 14.6%, compared to the year ended April 30, 2018. The increase in wallboard sales was driven by the impact of the acquisition of Titan on June 1, 2018, pricing improvement and organic wallboard unit volume increase of 0.4%.

•

Ceilings sales increased $64.3 million, or 16.6%, compared to the year ended April 30, 2018. The increase in ceilings sales was mainly due to strong organic growth driven by greater commercial activity and pricing improvement as well as the positive impact of acquisitions.

•

Steel framing sales increased $95.2 million, or 23.1%, compared to the year ended April 30, 2018. The increase in steel framing sales was mainly due to strong organic growth driven by greater commercial activity and meaningful pricing improvement as well as the positive impact of acquisitions.

•

Other products sales increased $282.5 million, or 46.9%, compared to the year ended April 30, 2018. The increase was due to the impact of the acquisition of Titan, pricing improvement and organic sales.

From February 2, 2017 through April 30, 2019, we completed four acquisitions, which included six branches in the United States and 30 branches across Canada. These acquisitions contributed $448.8 million and $21.1 million to our net sales in fiscal 2019 and fiscal 2018, respectively. Excluding net sales for recently acquired businesses for fiscal 2019 and fiscal 2018, our base business net sales increased $176.9 million, or 7.1%, compared to the fiscal year ended April 30, 2018. The overall increase in our base business net sales reflected the increase in demand for our products due to increased R&R activity, commercial construction and an increase in the breadth of our product offerings. In addition, our base business net sales improved through the addition of new greenfield branches opened from February 2, 2017 through April 30, 2019, which contributed $87.7 million to our base business net sales in fiscal 2019 and $26.1 million to our base business net sales in fiscal 2018.

The following table presents base business net sales and recently acquired net sales:

	Year Ended
	April 30,
(Unaudited)	2019	2018
	(in thousands)
Base business net sales	$2,667,211	$2,490,330
Recently acquired net sales (excluded from base business)	448,821	21,139
Total net sales	$3,116,032	$2,511,469

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 2, 2017 and April 30, 2019 have been excluded from base business net sales.

We have excluded the following acquisitions from the base business for the periods identified:

		Branches
Acquisition(1)	Acquisition Date	Acquired	Periods Excluded
ASI Building Products, LLC (MI)	August 1, 2017	3	August 1, 2017 - April 30, 2019
Southwest Building Materials, Ltd. (TX)	December 4, 2017	1	December 4, 2017 - April 30, 2019
WSB Titan (CAN)	June 1, 2018	30	June 1, 2018 - April 30, 2019
Commercial Builders Group, LLC (LA)	March 4, 2019	2	March 4, 2019 - April 30, 2019

(1)	Our acquisition of CGH on August 7, 2018 has been treated as a new greenfield branch and is included in base business net sales for purposes of calculating our base business results.

Gross Profit and Gross Margin

Gross profit of $1,004.1 million for the year ended April 30, 2019 increased $185.5 million, or 22.7%, from the year ended April 30, 2018 as a result of higher sales including the positive impact of acquisitions and pricing improvement. Gross margin on net sales decreased to 32.2% for the year ended April 30, 2019 compared to 32.6% for the year ended April 30, 2018. The decrease was primarily due to a $4.1 million, or 0.4%, non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value, as well as changes in product mix. As part of our accounting for business combinations, we are required to value inventory acquired in the business combination at its fair value, less costs to sell. The inventory adjustment is typically fully recognized in cost of sales within the first month after completion of an acquisition. This step-up in basis and related expense has a negative effect on gross margins as the related inventory is sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses of $739.5 million for the year ended April 30, 2019 increased $105.6 million, or 16.7%, from the year ended April 30, 2018. The increase was due to the acquisition of Titan, a $16.1 million increase in payroll and payroll related costs due to growth in our base business, $4.4 million increase in transaction costs primarily related to the acquisition of Titan, a  $6.7 million increase in severance primarily related to the reduction in workforce implemented during the first quarter of 2019 and a $2.3 million increase in insurance costs. These increases were partially offset by $22.7 million of expense savings from the amendment of certain equipment operating leases that are now being accounted for as capital leases. Selling, general and administrative expenses was 23.7% of our net sales during the year ended April 30, 2019, compared to 25.2% of our net sales during the year ended April 30, 2018. The decrease was driven by increased cost efficiencies, primarily the result of cost reduction initiatives taken during the fiscal year, contributions from the Titan acquisition and our changes to lease accounting.

Depreciation and Amortization Expense

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of assets from other companies.  Depreciation and amortization expense was $117.5 million for the year ended April 30, 2019 compared to $65.5 million for the year ended April 30, 2018. The increase was due to a $29.5 million increase in amortization expense and a $22.4 million increase in depreciation expense. The increase in amortization expense compared to the prior year was primarily attributable to expense resulting from definite-lived intangible assets obtained in the acquisition of Titan. The increase in depreciation expense compared to the prior year was primarily attributable to expense resulting from property and equipment obtained in the acquisition of Titan and additional depreciation expense resulting from amendments of certain operating leases for equipment that are now being accounted for as capital leases.

Interest Expense

Interest expense consists primarily of interest expense incurred on our debt and capital leases and amortization of deferred financing fees and debt discounts. Interest expense was $73.7 million during the year ended April 30, 2019 compared to $31.4 million for the year ended April 30, 2018. The increase was primarily due to an increase in the outstanding amount of debt related to the financing of the acquisition of Titan. The gross amount of outstanding debt increased $425.0 million during the year ended April 30, 2019 due to the Third Amendment to our first lien term loan facility and increased due to net borrowings under our ABL facility. Also contributing to the increase was  $11.7 million of interest expense resulting from amendments of certain operating leases for equipment that are now being accounted for as capital leases.

Change in Fair Value of Financial Instruments

Change in fair value of financial instruments includes changes in fair value of our derivative instruments that are recognized in earnings. During the years ended April 30, 2019 and 2018, we recognized losses of $5.7 million and $5.1 million, respectively, on the change in fair value of a foreign currency forward contract. The foreign currency forward contract was entered into to mitigate foreign currency exchange risk associated with the purchase price of Titan that was denominated in Canadian dollars during the time between signing the agreement and closing the transaction. The foreign currency forward contract effectively fixed the amount we paid for the purchase price by contracting us to pay U.S. dollars and receive Canadian dollars on the notional amount. The remaining change from the prior year was due to changes in fair value of our interest rate cap, which expired in October 2018.

Income Tax Expense

Income tax expense was $14.0 million during the year ended April 30, 2019 compared to income tax expense of $20.9 million during the year ended April 30, 2018. Our effective tax rate was 20.0% and 24.9% for the years ended April 30, 2019 and 2018, respectively. The decrease in the effective income tax rate from the year ended April 30, 2018 to the year ended April 30, 2019 was primarily due the impact of the Tax Cuts and Jobs Act (the “Tax Act”), the impact of foreign tax rates and other tax effects associated with the acquisition of Titan. For more information regarding the Tax

Act and its impact on us, see Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Net Sales

Net sales of $2,511.5 million during the year ended April 30, 2018 increased $192.3 million, or 8.3%, from the year ended April 30, 2017. The increase in net sales was due to the following:

•

Wallboard sales increased by $51.1 million, or 4.8%, compared to the year ended April 30, 2017. The increase in wallboard sales was a result of a 2.6% increase in unit volume primarily driven by greater end market demand, the impact of acquisitions and a 2.2% increase in pricing.

•

Ceilings sales increased $46.3 million, or 13.6%, from the year ended April 30, 2017. The increase in ceilings sales was primarily driven by commercial construction activity and higher ceilings prices.

•	Steel framing sales increased $37.5 million, or 10.0%. The increase in steel framing sales was primarily driven by commercial construction activity.

•

Other products sales category increased $57.4 million, or 10.5%, compared to the year ended April 30, 2017. Other products net sales benefitted from increased net sales in wallboard, ceilings and steel framing, further supplemented by pricing improvements, targeted acquisitions and other strategic initiatives.

From February 2, 2016 through April 30, 2018, we completed 11 acquisitions, totaling 21 branches. These acquisitions contributed $239.9 million and $145.7 million to our net sales in fiscal 2018 and fiscal 2017, respectively. Excluding net sales for recently acquired businesses for fiscal 2018 and fiscal 2017, our base business net sales increased $98.1 million, or 4.5%, compared to the fiscal year ended April 30, 2017. The overall increase in our base business net sales reflected the increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction, coupled with market share gains. In addition, our base business net sales improved through the addition of new greenfield branches opened from February 2, 2016 through April 30, 2018, which contributed $60.3 million to our base business net sales in the fiscal year ended April 30, 2018 and $22.0 million to our base business net sales for the fiscal year ended April 30, 2017.

The following table presents base business net sales and recently acquired net sales:

	Year Ended
	April 30,
(Unaudited)	2018	2017
	(in thousands)
Base business net sales	$2,271,568	$2,173,456
Recently acquired net sales (excluded from base business)	239,901	145,690
Total net sales	$2,511,469	$2,319,146

When calculating our “base business” results, we exclude any branches that were acquired in the current fiscal year, prior fiscal year and three months prior to the start of the prior fiscal year. Therefore, any acquisition occurring between February 2, 2016 and April 30, 2018 have been excluded from base business net sales. In addition, our acquisitions of Washington Builders Supply, Inc., the California-based distribution business of Grabber Construction Products, Inc. and CMH Distributing, Inc. have been treated as new greenfield branches and are included in base business net sales for purposes of calculating our base business results.

We have excluded the following acquisitions from the base business for the periods identified:

	Acquisition	Branches
Acquisition(1)	Date	Acquired	Periods Excluded
M.R. Lee Building Materials, Inc. (IL)	April 4, 2016	1	April 4, 2016 - April 30, 2018
Wall & Ceiling Supply Co., Inc. (WA)	May 2, 2016	1	May 2, 2016 - April 30, 2018
Rockwise, LLC (AZ, CO)	July 5, 2016	3	July 5, 2016 - April 30, 2018
Steven F. Kempf Building Materials, Inc. (PA)	August 29, 2016	1	August 29, 2016 - April 30, 2018
Olympia Building Supplies, LLC (FL)	September 1, 2016	3	September 1, 2016 - April 30, 2018
United Building Materials, Inc. (OH)	October 3, 2016	3	October 3, 2016 - April 30, 2018
Ryan Building Materials, Inc. (MI)	October 31, 2016	3	October 31, 2016 - April 30, 2018
Interior Products Supply (IN)	December 5, 2016	1	December 5, 2016 - April 30, 2018
Hawaii-based distribution assets of Grabber Construction Products, Inc. (HI)	February 1, 2017	1	February 1, 2017 - April 30, 2018
ASI Building Products, LLC (MI)	August 1, 2017	3	August 1, 2017 - April 30, 2018
Southwest Building Materials, Ltd. (TX)	December 4, 2017	1	December 4, 2017 - April 30, 2018

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $633.9 million during the year ended April 30, 2018 increased $48.8 million, or 8.3%, from the year ended April 30, 2017. The increase was due to a $23.0 million increase in delivery expenses, a $7.0 million increase in warehouse expense and an $18.8 million increase in branch and corporate general and administrative expenses. The increase in delivery expenses was primarily due to an $11.4 million increase in payroll costs, a $5.4 million increase in equipment rental costs and a $3.0 million increase in fuel costs. The increase in warehouse expenses was primarily due to a $2.8 million increase in payroll costs and a $3.0 million increase in facility costs. The increase in branch and corporate general and administrative expenses was primarily due to an $8.9 million increase in payroll and payroll related costs, a $2.3 million increase in costs for acquisitions and other non-recurring costs and other increases. The increases in payroll and payroll related costs were primarily due to pay increases and increased headcount, which in turn were due to the increase in delivered volume from base business and acquisitions. Selling, general and administrative expenses were 25.2% of our net sales during the years ended April 30, 2018 and 2017.

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

Write-Off of Debt Discount and Deferred Financing Fees

Write-off of debt discount and deferred financing fees of $0.1 million during the year ended April 30, 2018  related to the refinancing of our first lien term loan facility. Write-off of debt discount and deferred financing fees of $7.1 million during the year ended April 30, 2017 included $5.4 million in connection with the repayment of the $160.0 million principal amount of our second lien term loan facility, $1.5 million in connection with the refinancing our first lien term loan facility and $0.2 million in connection with the second amendment of our revolving credit facility. For more information regarding our debt transactions, see Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income Tax Expense

Income tax expense was $20.9 million during the year ended April 30, 2018 compared to income tax expense of $22.7 million during the year ended April 30, 2017. The decrease in income tax expense was primarily due to an increase in taxable income due to higher profitability, partially offset by the impact of the Tax Act. More specifically, we recognized a  provisional income tax benefit of $6.7 million related to the re-measurement of net deferred tax liabilities in connection with enactment of the Tax Act. For more information regarding the Tax Act and its impact on us, see Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Our effective tax rate was 24.9% and 31.7% for the years ended April 30, 2018 and 2017, respectively. The decrease in the effective tax rate from the year ended April 30, 2017 to the year ended April 30, 2018 was primarily due to the impact of the Tax Act, partially offset by the prior year election under section 338 (h)(10) of the Internal Revenue Code. As a result of this election, the Company decreased its deferred tax liabilities and tax expense in the year ended April 30, 2017 by $6.9 million.

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

On June 1, 2018, we entered into the Third Amendment that provided for a new first lien term loan facility under the credit agreement in the aggregate principal amount of approximately $996.8 million due in June 2025 that bears interest at a floating rate based on LIBOR plus 2.75%, representing a 25 basis point improvement compared to the interest rate of the existing first lien term loan facility under the credit agreement immediately prior to giving effect to the Third Amendment. We also drew down $143.0 million under our ABL Facility. The net proceeds from the new first lien term loan facility, ABL Facility and cash on hand were used to repay our existing first lien term loan facility of $571.8 million and to finance the Titan acquisition.

As of April 30, 2019, we had available borrowing capacity of approximately $291.4 million under our $345.0 million ABL Facility. The ABL Facility will mature on November 18, 2021 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender.

In connection with the acquisition of Titan on June 1, 2018, we assumed Titan’s revolving credit facility (the “Titan Facility”) that provides for aggregate revolving commitments of $22.3 million ($30.0 million Canadian dollars), as amended. The Titan Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of April 30, 2019, no amounts were outstanding under the Titan Facility and we had available borrowing capacity of approximately $22.3 million under the Titan Facility. The Titan Facility matures on June 28, 2022.

For more information regarding our ABL Facility and other indebtedness, see Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

As previously discussed, in November 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. The timing and amount of any purchases of our common stock will be subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. As of April 30, 2019, the Company had $58.5 million available under its repurchase program.

Cash Flows

The following table sets forth summarized cash flow data for the years ended April 30, 2019, 2018 and 2017:

	Year Ended April 30,
	2019	2018	2017
	(in thousands)
Cash provided by operating activities	$193,615	$91,263	$67,915
Cash used in investing activities	(600,692)	(49,209)	(157,516)
Cash provided by (used in) financing activities	418,970	(20,178)	85,090
Effect of exchange rates on cash and cash equivalents	(992)	—	—
Increase (decrease) in cash and cash equivalents	$10,901	$21,876	$(4,511)

Operating Activities

The increase in cash provided by operating activities during the year ended April 30, 2019 compared to the prior year was primarily due to a $52.3 million increase in net income after adjustments for non-cash items and a $50.0 million increase in cash resulting from changes to our net working capital.

The increase in cash provided by operating activities during the year ended April 30, 2018 compared to the prior year was primarily due to a $15.7 million increase in net income after adjustments for non-cash items and a  $7.6 million increase in cash resulting from changes to our net working capital.

Investing Activities

The increase in cash used in investing activities during the year ended April 30, 2019 compared to the prior year was primarily due to a $554.8 million increase in cash used for acquisitions, primarily due to our acquisition of Titan. The increase was partially offset by a $5.0 million decrease in capital expenditures.

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

Capital expenditures during the years ended April 30, 2019, 2018 and 2017 consisted of building and leasehold improvements and vehicles. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the net sales generated during the corresponding periods. We expect our fiscal 2020 capital expenditures to be approximately $20.0 million to $25.0 million (excluding acquisitions) primarily related to building facilities and IT investments to support our operations.

Financing Activities

The increase in cash provided by financing activities during the year ended April 30, 2019 compared to the prior year was primarily due to an increase in debt to finance our acquisition of Titan, partially offset by an increase in principal payments on long-term debt and capital leases and $16.5 million used to repurchase 1.0 million shares of common stock.

The change in cash used in financing activities during the year ended April 30, 2018 compared to the prior year was primarily due to change in net borrowings and repayments for the ABL Facility. We made net repayments on the ABL Facility of $103.4 million during the year ended April 30, 2018 compared to net borrowings of $1.4 million during the year ended April 30, 2017.

Contractual Obligations

The following table sets forth our contractual obligations and commitments as of April 30, 2019:

		Year Ending April 30,
	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Long-term debt(1)	$1,047,330	$14,331	$14,021	$57,557	$13,552	$10,838	$937,031
Interest on long-term debt(2)	313,554	52,307	51,636	51,107	50,578	50,186	57,740
Capital leases(3)	138,847	40,132	35,591	28,767	20,134	11,546	2,677
Facility operating leases(4)	139,387	35,733	29,558	22,671	17,634	12,948	20,843
Equipment operating leases(4)	12,263	5,476	3,902	2,076	701	81	27
Total	$1,651,381	$147,979	$134,708	$162,178	$102,599	$85,599	$1,018,318

(1)

Long-term debt includes principal payments on outstanding debt obligations. Long-term debt excludes unamortized discounts and deferred financing fees. As of April 30, 2019, we had $1,047.3 million aggregate amount of debt outstanding, consisting of $986.9 million of our first lien term loan due 2025, $44.0 million under our ABL Facility due 2021 and $16.4 million of installment notes due in monthly and annual installments through 2024.

(2)	Interest payments on long-term debt includes interest due on outstanding debt obligations and commitment and borrowing cost under our ABL facility.
(3)	Represents remaining payments under capital leases, including interest on capital lease obligations.
(4)	Represents base rent payments under non-cancellable operating leases.

In connection with the acquisition of Titan, we assumed certain contingent consideration arrangements that relate to previous acquisitions of Titan. The contingent consideration arrangements are based on performance of Titan’s business and are payable in cash in fiscal 2020. As of April 30, 2019, the contingent consideration arrangements had an estimated fair value of $12.4 million.

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

We lease certain office and warehouse facilities and equipment, some of which provide renewal options. Rent expense for operating leases, which may have escalating rents over the terms of the leases, is recorded on a straight-line basis over the minimum lease terms. Rent expense under operating leases approximated $53.5 million, $63.9 million, and $56.2 million for the fiscal years ended April 30, 2019, 2018 and 2017, respectively. As existing leases expire, we anticipate such leases will be renewed or replaced with other leases that are substantially similar in terms, which are consistent with market rates at the time of renewal.

During fiscal 2020, we expect to enter into capital lease obligations for the purchase of approximately $35.0 to $40.0 million of capital lease assets.

Interest Rate Swap

In February 2019, we entered into interest rate swap agreements with a notional amount of $500.0 million to convert the variable interest rate on our First Lien Term Loan to a fixed 1-month LIBOR interest rate of 2.46%. These contracts were effective on February 28, 2019 and terminate on February 28, 2023.

Debt Covenants

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of April 30, 2019.

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants as of April 30, 2019.

Off Balance Sheet Arrangements

As of April 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships for the purpose of facilitating off‑balance sheet arrangements or for other contractually narrow or limited purposes.

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

Effect if Actual Results Differ From Assumptions. As of April 30, 2019,  we had approximately $617.3 million of goodwill. Our fiscal 2019, 2018 and 2017 annual impairment tests indicated the estimated fair value of our reporting units exceeded their carrying values. However, changes in management intentions, market events or conditions, projected future net sales, operating results, cash flows of our reporting units and other similar circumstances could affect the assumptions used in the impairment tests. Although management currently believes that the estimates used in the evaluation of goodwill are reasonable, differences between actual and expected net sales, operating results and cash flow could cause goodwill to be impaired.

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

Effect if Actual Results Differ. As of April 30, 2019, we had $282.3 million of property and equipment and $429.3 million of intangible assets. We did not recognize any material impairment charges for our long-lived assets during the past three years. We did not have any material changes in useful lives for our long-lived assets during the past three years. However, changes in management intentions, market events or conditions, projected future net sales, operating results and other similar circumstances could affect the assumptions used in the impairment tests. Although management currently believes that the estimates used in the evaluation of long-lived assets are reasonable, differences between actual and expected net sales, operating results and cash flow could cause these assets to be impaired.

Business Combinations

Description.  We account for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Consolidated Statements of Operations and Comprehensive Income.

Judgments and Uncertainties. Accounting for business combinations requires our management to make significant estimates and assumptions about intangible assets, obligations assumed and pre-acquisition contingencies, including uncertain tax positions and tax-related valuation allowances and reserves. Critical estimates in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer relationships and developed technologies; the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates.

Effect if Actual Results Differ. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are inherently uncertain. As a result, actual results may differ from estimates.

Subsidiary Equity-Based Deferred Compensation Arrangements

Description. Certain subsidiaries have equity-based compensation agreements with the subsidiary’s employees and minority shareholders. These agreements are stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders. The agreements entitle selected employees of those subsidiaries to participate in increases in the adjusted book value of a specified number of shares of common stock of those subsidiaries. Adjusted book value for this purpose generally means the book value of the relevant shares, as increased, or decreased, to reflect those shares’ ratable portion of any annual earnings, or losses, of the relevant subsidiary (based on the total number of outstanding shares of the relevant subsidiary). Since these agreements are typically settled in cash or notes, they are accounted for as liability awards and measured at fair value. For more information regarding these agreements, see Note 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

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

Effect if Actual Results Differ From Assumptions. As of April 30, 2019, we had total liabilities for stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders of $37.6 million. The amounts recorded in the financial statements for these agreements could vary significantly if we were to use different assumptions. The assumptions used may have a significant effect on our estimates of fair value, and the use of different assumptions, as well as changes in market conditions, could have a material effect on our results of operations or financial condition.

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

Effect if Actual Results Differ From Assumptions. Although we believe that the judgments and estimates used are reasonable,  changes in estimates and assumptions could materially affect the amount or timing of valuation allowances.

Newly Issued Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding recently adopted and recently issued accounting pronouncements.

Non‑GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. We report our financial results in accordance with GAAP. However, we present Adjusted EBITDA and Adjusted EBITDA margin, which are not recognized financial measures under GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting trends in our operating results, while other measures can differ significantly depending on long‑term strategic decisions regarding capital structure and allocation, the tax jurisdictions in which companies operate and capital investments and acquisitions.

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

The following is a reconciliation of our net income to Adjusted EBITDA for the years ended April 30, 2019, 2018 and 2017:

	Year Ended April 30,
	2019	2018	2017
	(in thousands)
Net income	$56,002	$62,971	$48,886
Interest expense	73,677	31,395	29,360
Write-off of debt discount and deferred financing fees	—	74	7,103
Interest income	(66)	(177)	(152)
Provision for income taxes	14,039	20,883	22,654
Depreciation expense	46,456	24,075	25,565
Amortization expense	71,003	41,455	43,675
Stock appreciation expense(a)	2,730	2,318	148
Redeemable noncontrolling interests(b)	1,188	1,868	3,536
Equity-based compensation(c)	3,906	1,695	2,534
Severance and other permitted costs(d)	8,152	581	(157)
Transaction costs (acquisitions and other)(e)	7,858	3,370	2,249
Gain on sale of assets	(525)	(509)	(338)
Management fee to related party(f)	—	—	188
Effects of fair value adjustments to inventory(g)	4,176	324	946
Change in fair value of financial instruments(h)	6,395	6,125	382
Secondary public offering costs(i)	—	1,525	1,385
Debt transaction costs(j)	678	1,285	265
Adjusted EBITDA	$295,669	$199,258	$188,229

(a)	Represents non‑cash compensation expenses related to stock appreciation rights agreements.
(b)	Represents non‑cash compensation expense related to changes in the redemption values of noncontrolling interests.
(c)	Represents non‑cash equity‑based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents costs related to our IPO and acquisitions paid to third-party advisors.
(f)	Represents management fees paid by us to AEA. Following our IPO, AEA no longer receives management fees from us.
(g)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents the mark‑to‑market adjustments for derivative financial instruments.
(i)	Represents costs related to our secondary offerings paid to third-party advisors.
(j)	Represents expenses paid to third-party advisors related to debt refinancing activities.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements. In February 2019, we entered into interest rate swap agreements with a notional amount of $500.0 million to convert the variable interest rate on our First Lien Term Loan to a fixed 1-month LIBOR interest rate of 2.46%. These contracts were effective on February 28, 2019 and terminate on February 28, 2023. Excluding the impact of this interest rate swap and the interest rate floor on the First Lien Facility, each 1% increase in interest rates on the First Lien Facility would increase our annual interest expense by approximately $9.9 million based on the aggregate principal amount outstanding under the First Lien Facility as of April 30, 2019. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $3.5 million increase in our annual interest expense on the ABL Facility. As of April 30, 2019, $986.9 million aggregate principal amount was outstanding under the First Lien Facility and $44.0 million was outstanding under the ABL Facility.

Foreign Currency Risk

On June 1, 2018, we acquired Titan pursuant to a securities purchase agreement entered into on April 5, 2018. Titan has 30 locations across five provinces in Canada. As of April 30, 2018, we were exposed to foreign currency exchange risk associated with the purchase price that was denominated in Canadian dollars. To mitigate this foreign currency exchange risk, we entered into a foreign currency forward contract. The foreign currency forward contract effectively fixed the amount we paid for the purchase price by contracting the Company to pay U.S. dollars and receive Canadian dollars on the notional amount. The notional amount of the foreign currency forward contract was $569.2 million as of April 30, 2018. The foreign currency forward contract did not qualify for hedge accounting. During the year ended April 30, 2018, we recognized a $5.1 million loss on the change in fair value of the foreign currency forward contract. During the year ended April 30, 2019, we recognized a $5.7 million loss on the change in fair value of the foreign currency forward contract, which was settled upon the acquisition on Titan.

As a result of the acquisition of Titan, we have exposure to foreign currency exchange rate fluctuations for our operations in Canada, which can adversely impact our net income and cash flows. Approximately 13% of our net sales during the year ended April 30, 2019 were derived from sales to customers in Canada. These operations are primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect net sales, net income and cash flows. We currently do not enter into financial instruments to manage this foreign currency exchange risk.

Item 8.  Financial Statements and Supplementary Data

GMS Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GMS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GMS Inc. (the Company) as of April 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 27, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Atlanta, Georgia

June 27, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GMS Inc.

Opinion on Internal Control over Financial Reporting

We have audited GMS Inc.’s internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GMS Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of WSB Titan (Titan), which is included in the 2019 consolidated financial statements of the Company and constituted 28% of total assets as of April 30, 2019 and 13% and 14% of sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of internal control over financial reporting of Titan.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of GMS Inc. as of April 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years then ended, and the related notes of the Company and our report dated June 27, 2019 expressed an unqualified opinion thereon.

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

June 27, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GMS Inc.

In our opinion, the consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for the year ended April 30, 2017 present fairly, in all material respects, the results of operations and cash flows of GMS Inc. and its subsidiaries for the year ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

June 30, 2017

GMS Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	April 30,	April 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$47,338	$36,437
Trade accounts and notes receivable, net of allowances of $6,432 and $9,633, respectively	445,771	346,450
Inventories, net	290,829	239,223
Prepaid expenses and other current assets	18,368	11,726
Total current assets	802,306	633,836
Property and equipment, net of accumulated depreciation of $123,583 and $85,761, respectively	282,349	163,582
Goodwill	617,327	427,645
Intangible assets, net	429,313	222,682
Deferred income taxes	4,676	—
Other assets	13,583	6,766
Total assets	$2,149,554	$1,454,511
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$173,751	$116,168
Accrued compensation and employee benefits	62,858	56,323
Other accrued expenses and current liabilities	79,848	45,146
Current portion of long-term debt	42,118	16,284
Total current liabilities	358,575	233,921
Non-current liabilities:
Long-term debt, less current portion	1,099,077	579,602
Deferred income taxes, net	10,226	10,742
Other liabilities	41,571	35,088
Liabilities to noncontrolling interest holders, less current portion	10,929	15,707
Total liabilities	1,520,378	875,060
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 40,375 and 41,069 shares issued and outstanding as of April 30, 2019 and 2018, respectively	404	411
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of April 30, 2019 and 2018	—	—
Exchangeable shares	29,639	—
Additional paid-in capital	480,113	489,007
Retained earnings	145,594	89,592
Accumulated other comprehensive income (loss)	(26,574)	441
Total stockholders' equity	629,176	579,451
Total liabilities and stockholders' equity	$2,149,554	$1,454,511

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except for per share data)

	Year Ended April 30,
	2019	2018	2017
Net sales	$3,116,032	$2,511,469	$2,319,146
Cost of sales (exclusive of depreciation and amortization shown separately below)	2,111,913	1,692,893	1,560,575
Gross profit	1,004,119	818,576	758,571
Operating expenses:
Selling, general and administrative	739,460	633,877	585,078
Depreciation and amortization	117,459	65,530	69,240
Total operating expenses	856,919	699,407	654,318
Operating income	147,200	119,169	104,253
Other (expense) income:
Interest expense	(73,677)	(31,395)	(29,360)
Change in fair value of financial instruments	(6,395)	(6,125)	(382)
Write-off of debt discount and deferred financing fees	—	(74)	(7,103)
Other income, net	2,913	2,279	4,132
Total other expense, net	(77,159)	(35,315)	(32,713)
Income before taxes	70,041	83,854	71,540
Provision for income taxes	14,039	20,883	22,654
Net income	$56,002	$62,971	$48,886
Weighted average common shares outstanding:
Basic	40,914	41,015	40,260
Diluted	41,589	42,163	41,070
Net income per common share(1):
Basic	$1.33	$1.54	$1.21
Diluted	$1.31	$1.49	$1.19
Comprehensive income
Net income	$56,002	$62,971	$48,886
Foreign currency translation loss	(22,320)	—	—
Changes in other comprehensive income, net of tax	(4,695)	1,325	264
Comprehensive income	$28,987	$64,296	$49,150

(1)	See Note 18 for detailed calculations.

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Retained	Accumulated
				Additional	Earnings	Other	Total
	Common Stock		Exchangeable	Paid-in	(Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Capital	Deficit)	Income (Loss)	Equity
Balances as of April 30, 2016	32,893	$329	$—	$334,244	$(22,265)	$(1,148)	$311,160
Net income	—	—	—	—	48,886	—	48,886
Change in other comprehensive income, net of tax	—	—	—	—	—	264	264
Equity-based compensation	—	—	—	2,370	—	—	2,370
Issuance of common stock in initial public offering, net of underwriting discounts and offering costs	8,050	80	—	151,332	—	—	151,412
Exercise of stock options	28	1	—	513	—	—	514
Balances as of April 30, 2017	40,971	410	—	488,459	26,621	(884)	514,606
Net income	—	—	—	—	62,971	—	62,971
Change in other comprehensive income, net of tax	—	—	—	—	—	1,325	1,325
Equity-based compensation	—	—	—	1,513	—	—	1,513
Tax withholding related to net share settlements of stock options	—	—	—	(1,441)	—	—	(1,441)
Exercise of stock options	98	1	—	476	—	—	477
Balances as of April 30, 2018	41,069	411	—	489,007	89,592	441	579,451
Net income	—	—	—	—	56,002	—	56,002
Issuance of Exchangeable Shares	—	—	29,639	—	—	—	29,639
Repurchase and retirement of common stock	(978)	(10)	—	(16,510)	—	—	(16,520)
Foreign currency translation loss	—	—	—	—	—	(22,320)	(22,320)
Change in other comprehensive income, net of tax	—	—	—	—	—	(4,695)	(4,695)
Equity-based compensation	—	—	—	3,726	—	—	3,726
Tax withholding related to net share settlements of equity awards	—	—	—	(50)	—	—	(50)
Exercise of stock options	205	2	—	2,536	—	—	2,538
Vesting of restricted stock units	5	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	74	1	—	1,404	—	—	1,405
Balances as of April 30, 2019	40,375	$404	$29,639	$480,113	$145,594	$(26,574)	$629,176

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended April 30,
	2019	2018	2017
Cash flows from operating activities:
Net income	$56,002	$62,971	$48,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,459	65,530	69,240
Write-off and amortization of debt discount and debt issuance costs	3,332	2,851	9,793
Provision for losses on accounts and notes receivable	617	(622)	(122)
Provision for obsolescence of inventory	432	106	425
Effects of fair value adjustments to inventory	4,176	324	946
Increase in fair value of contingent consideration	759	195	(1,484)
Equity-based compensation	7,643	5,745	3,142
Gain on sale and disposal of assets	(525)	(509)	(336)
Change in fair value of financial instruments	6,395	6,125	382
Deferred income taxes	(17,487)	(16,224)	(20,114)
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(13,586)	(11,752)	(20,400)
Inventories	5,137	(35,098)	(19,336)
Prepaid expenses and other assets	(4,842)	(3,109)	(1,476)
Accounts payable	26,816	11,365	(3,763)
Accrued compensation and employee benefits	6,631	(236)	4,440
Derivative liability	(10,778)	—	—
Other accrued expenses and liabilities	5,434	3,601	(2,308)
Cash provided by operating activities	193,615	91,263	67,915
Cash flows from investing activities:
Purchases of property and equipment	(18,770)	(23,741)	(11,083)
Proceeds from sale of assets	1,170	2,865	3,995
Acquisition of businesses, net of cash acquired	(583,092)	(28,333)	(150,428)
Cash used in investing activities	(600,692)	(49,209)	(157,516)
Cash flows from financing activities:
Repayments on the revolving credit facility	(937,176)	(617,230)	(1,011,925)
Borrowings from the revolving credit facility	981,148	513,878	1,013,365
Payments of principal on long-term debt	(9,968)	(5,776)	(4,584)
Payments of principal on capital lease obligations	(19,474)	(6,132)	(5,208)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts	—	—	156,941
Repayments of term loan	—	—	(160,000)
Borrowings from term loan	996,840	577,616	481,225
Repayments from term loan	(571,840)	(477,616)	(381,225)
Repurchases of common stock	(16,520)	—	—
Debt issuance costs	(7,933)	(3,283)	(3,844)
Payments for taxes related to net share settlement of equity awards	(50)	(1,441)	—
Proceeds from exercises of stock options	2,538	477	345
Other financing activities	1,405	(671)	—
Cash provided by (used in) financing activities	418,970	(20,178)	85,090
Effect of exchange rates on cash and cash equivalents	(992)	—	—
Increase (decrease) in cash and cash equivalents	10,901	21,876	(4,511)
Cash and cash equivalents, beginning of year	36,437	14,561	19,072
Cash and cash equivalents, end of year	$47,338	$36,437	$14,561
Supplemental cash flow disclosures:
Cash paid for income taxes	$19,351	$38,954	$49,163
Cash paid for interest	66,435	28,613	26,443
Supplemental schedule of noncash activities:
Assets acquired under capital lease	$111,826	$9,086	$9,410
Issuance of installment notes associated with equity-based compensation liability awards	5,356	12,433	5,352
Increase (decrease) in insurance claims payable and insurance recoverable	619	(2,362)	1,876

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Notes to Consolidated Financial Statements

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”), through its wholly-owned operating subsidiaries, is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary building products. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of more than 250 distribution centers across the United States and Canada.

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

Foreign Currency Translation

Assets and liabilities of the Company’s Canadian subsidiaries are translated at the exchange rate prevailing at the balance sheet date, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a separate component of stockholders’ equity and other comprehensive income. Gains and losses on foreign currency transactions are recognized in the Consolidated Statements of Operations and Comprehensive Income within other income, net.

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Inventories

Inventories consist of finished goods purchased for resale and include wallboard, ceilings, steel framing and other specialty building products. Inventories are valued at the lower of cost or market (net realizable value). The cost of inventories is determined by the moving average cost method. The Company routinely evaluates inventory for excess or obsolescence and considers factors such as historical usage rates and demand.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Property and equipment obtained through acquisition is stated at estimated fair value as of the acquisition date. Expenditures for improvements and betterments are capitalized, while the costs of maintenance and repairs are charged to operating expense as incurred. Gains and losses related to the sale of property and equipment are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Depreciation expense for property and equipment is determined using the straight-line method over the estimated useful lives of the various asset classes. The estimated useful lives of property and equipment are as follows:

Buildings	25 - 39 years
Furniture, fixtures and automobiles	3 - 5 years
Warehouse and delivery equipment	4 - 10 years
Leasehold improvements	Shorter of estimated useful life or lease term

Depreciation expense for property and equipment of Canadian subsidiaries is depreciated over their estimated useful lives as follows:

Vehicles and trucks	30% - 40% declining balance
Furniture and fixtures	8% - 20% declining balance
Buildings	4% declining balance
Machinery and equipment	30% declining balance
Leasehold improvements	Straight-line over shorter of estimated useful life or lease term

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company does not amortize goodwill. The Company tests its goodwill annually during the fourth quarter of its fiscal year or when events and circumstances indicate that those assets might not be recoverable. Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment) and involves a two-step process. Prior to performing the two-step impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. The first step of the impairment test involves comparing the estimated fair values of the Company’s reporting units with the reporting units’ carrying amounts, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

As of April 30, 2019 and 2018, the aggregate liabilities for medical self‑insurance were $3.4 million and $4.1 million, respectively, and are included in other accrued expenses and current liabilities in the Consolidated Balance Sheets. As of April 30, 2019 and 2018, reserves for general liability, workers’ compensation and automobile totaled $17.7 million and $14.7 million, respectively, and are included in other accrued expenses and current liabilities and other liabilities in the Consolidated Balance Sheets. As of April 30, 2019 and 2018, expected recoveries for medical self‑insurance, general liability, workers’ compensation and automobile totaled $6.0 million and $4.8 million, respectively, and are included in prepaid expenses and other current assets and other assets in the Consolidated Balance Sheets.

Restructuring

The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. After the appropriate level of management approves the detailed restructuring plan and the appropriate criteria for recognition are met, the Company establishes accruals for employee termination and other costs, as applicable. During the first quarter of 2019, the Company initiated a reduction in workforce as part of a strategic cost reduction plan to improve operational efficiency. The Company recorded $5.0 million of restructuring costs during the year ended April 30, 2019 in connection with the reduction in workforce and certain other restructuring activities, consisting primarily of severance and other employee costs. Such costs are classified within selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. As of April 30, 2019, all costs related to the reduction in workforce have been paid.

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

Stock Appreciation Rights, Deferred Compensation and Liabilities to Noncontrolling Interest Holders

Certain subsidiaries have equity based compensation agreements with the subsidiary’s employees and minority stockholders. These agreements are stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders. Since these agreements are typically settled in cash or notes, they are accounted for as liability awards and measured at fair value. See Note 12, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests,” for additional information with respect to these agreements.

Derivative Instruments

The Company has entered into derivative instruments to manage its exposure to certain financial risks. The Company’s derivative financial instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets and measured at fair value. Derivative instruments that do not qualify as a hedge or are not designated as a hedge are adjusted to estimated fair value in earnings. Derivative instruments that meet hedge criteria are formally designated as hedges. For derivative instruments designated as a cash flow hedge, the Company recognizes the change in fair value, net of taxes, on the effective portion of the derivative to accumulated other comprehensive income (loss) in the Consolidated Balance Sheets, and an amount is reclassified out of accumulated other comprehensive income (loss) into earnings to offset the earnings impact that is attributable to the risk being hedged. For derivative instruments designated as a fair value hedge, the Company recognizes the loss or gain attributable to the risk being hedged in earnings in the period of change with a corresponding offset recorded to the item for which the risk is being hedged. The Company performs the effectiveness testing of its designated hedges on a quarterly basis and the changes in ineffective portions of the derivatives, if any, are recognized immediately in earnings. See Note 13, “Derivative Instruments,” for additional information with respect to the Company’s derivative instruments.

Revenue Recognition

The Company recognizes revenue upon transfer of control of promised goods to customers at an amount that reflects the consideration the Company expects to receive in exchange for those goods. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company includes shipping and handling costs billed to customers in net sales. These costs are recognized as a component of selling,

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

general and administrative expenses when the Company does not bill the customer. See Note 2, “Revenue,” for information on the Company’s revenue recognition.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses related to the delivery and warehousing of our products, as well as employee compensation and benefits expenses for employees in our branches and yard support center, as well as other administrative expenses, such as legal, accounting and information technology costs. Selling, general and administrative expenses included delivery expenses of $225.6 million, $228.0 million and $205.0 million during the years ended April 30, 2019, 2018 and 2017, respectively.

Advertising Expense

The cost of advertising is expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. Advertising expense was $1.9 million, $1.8 million and $2.3 million during the years ended April 30, 2019, 2018 and 2017, respectively.

Equity‑Based Compensation

As of April 30, 2019, the Company had various stock-based compensation plans, which are more fully described in Note 11, “Equity-Based Compensation.” The Company measures compensation cost for all share‑based awards at fair value on the grant date (or measurement date if different) and recognizes compensation expense, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model and determines the fair value of restricted stock units based on the quoted price of GMS’s common stock on the date of grant.  The Company estimates forfeitures based on historical analysis of actual forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed at least annually.

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

Credit and Economic Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts and notes receivable. The Company assesses the credit standing of counterparties as considered necessary. The Company routinely assesses the financial strength of its customers and generally does not require collateral. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of geographically diverse customers comprising the Company’s customer base. Additionally, the Company maintains allowances for potential credit losses. The Company does not enter into financial instruments for trading or speculative purposes. As of April 30, 2019 and 2018, no customer accounted for more than 10% of gross accounts receivable.

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

The carrying values of the Company’s cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their short‑term nature. Based on borrowing rates available to the Company for loans with similar terms, the carrying values of the Company’s debt instruments approximate fair value. See Note 14, “Fair Value Measurements,” for additional information with respect to the Company’s fair value measurements.

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

computed by increasing the weighted‑average number of outstanding shares of common stock computed in basic earnings per share to include the dilutive effect of Common Stock Equivalents for the period. In periods of net loss, the number of shares used to calculate diluted loss per share is the same as basic net loss per share.

The holders of the Company’s Exchangeable Shares (as defined in Note 3, “Business Acquisitions” and further described in Note 10, “Stockholders’ Equity”) are entitled to receive dividends or distributions that are equal to any dividends or distributions on the Company’s common stock. As a result, the Exchangeable Shares are classified as a participating security and thereby require the allocation of income that would have otherwise been available to common stockholders when calculating earnings per share. Diluted earnings per share is calculated by utilizing the most dilutive result of the if-converted and two-class methods. In both methods, net income attributable to common stockholders and the weighted-average common shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules.

Recently Adopted Accounting Pronouncements

Revenue recognition – In May 2014, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on revenue from contracts with customers. The new guidance supersedes most existing revenue recognition guidance and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued guidance that deferred the effective date by one year. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2017, and interim periods within those annual periods, and may be applied on a full retrospective or modified retrospective approach. Early adoption at the original effective date is permitted.

The Company adopted this guidance on May 1, 2018 (the first day of fiscal 2019) using the modified retrospective approach. The adoption of the new guidance, using the modified retrospective approach, did not have a material impact on the Company’s financial statements. The adoption of the new guidance resulted in a $3.6 million reclassification in the Consolidated Balance Sheet from trade accounts and notes receivable to other accrued expenses and current liabilities for estimated sales returns. The adoption of the new revenue guidance also resulted in additional disclosures regarding the Company’s revenue recognition. The additional disclosures required by this new standard are contained in Note 2, “Revenue.”

Statement of Cash Flows – In August 2016, the FASB issued new guidance to reduce diversity in practice related to certain cash receipts and payments in the statement of cash flows by adding or clarifying guidance on eight specific cash flow issues. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance on May 1, 2018. As a result of the adoption, the Company now classifies cash payments for debt prepayment or debt extinguishment costs, including third-party costs and other fees paid to lenders that are directly related to the debt prepayment or debt extinguishment, as cash outflows for financing activities. This resulted in a reclass from cash (used in) provided by operating activities (specifically the line item changes in other accrued expenses and current liabilities) to cash provided by financing activities (specifically the line item debt issuance costs) in the Consolidated Statement of Cash Flows of $2.6 million and $1.2 million for the years ended April 30, 2018 and 2017, respectively. The adoption did not have any other material impact on the Company’s financial statements.

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

The Company plans to adopt this guidance effective May 1, 2019, using the additional (optional) transition method, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet. The Company is finalizing its evaluation of the impacts that the adoption of this accounting guidance will have on its consolidated financial statements, including finalizing accounting policies, implementing a new leasing system and implementing business processes and controls over the financial reporting of leases.  The Company expects that the adoption will result in a material increase in the assets and liabilities recorded on our Consolidated Balance Sheets and additional qualitative and quantitative disclosures.

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

Credit Losses –  In November 2018, the FASB issued new guidance on credit losses on financial instruments. This guidance is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. This new guidance is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact that this guidance may have on its financial statements and related disclosures.

2. Revenue

Revenue Recognition

Revenue is recognized upon transfer of control of promised goods to customers at an amount that reflects the consideration the Company expects to receive in exchange for those goods. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company includes shipping and handling costs billed to customers in net sales. These costs are recognized as a component of selling, general and administrative expenses when the Company does not bill the customer. See Note 17, “Segments,” for information regarding disaggregation of revenue, including revenue by product and by geographic area.

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

Contract Balances

Receivables from contracts with customers were $431.4 million and $326.6 million as of April 30, 2019 and May 1, 2018, respectively. The Company did not have material amounts of contract assets or liabilities as of April 30, 2019 or May 1, 2018.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

3. Business Acquisitions

The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Consolidated Statements of Operations and Comprehensive Income. The results of operations of acquisitions are reflected in the Company’s Consolidated Financial Statements from the date of acquisition.

Acquisition of Titan

On June 1, 2018, the Company acquired all of the outstanding equity interests of WSB Titan (“Titan”), a distributer of wallboard, lumber, insulation and other complementary commercial and residential building materials. Titan is a gypsum specialty dealer with 30 locations across five provinces in Canada. The stated purchase price was $627.0 million ($800.0 million Canadian dollars). As part of the consideration, certain members of Titan’s management converted a portion of their ownership position into 1.1 million shares of equity that are exchangeable for the Company’s common stock (“Exchangeable Shares”). The purpose of the transaction was to extend the Company’s leadership position in North America with additional scale and footprint, expand its geographic coverage into the Canadian market and create opportunities for further expansion in Canada.

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

The fair value of consideration transferred was $611.1 million, after adjusting for foreign currency changes in the stated purchase price and other fair value changes, which consisted of $581.5 million in cash and $29.6 million for the fair value of the 1.1 million Exchangeable Shares. See Note 10, “Stockholders’ Equity,” for more information on the Exchangeable Shares. The Company also assumed certain contingent consideration arrangements that relate to previous acquisitions of Titan. The contingent consideration arrangements are based on performance of Titan’s business and are payable in cash in fiscal 2020.

The assets acquired and liabilities assumed of Titan were recognized at their acquisition date fair values. The purchase price allocation is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. During the year ended April 30, 2019, the Company received and analyzed new information about the fair value of consideration transferred, intangible assets and deferred income taxes as of the June 1, 2018 acquisition date and subsequently made adjustments to those amounts based on this information.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the preliminary allocation of the consideration transferred, and subsequent measurement period purchase price adjustments recorded, based on currently available information (in thousands):

	June 1, 2018	Adjustments	April 30, 2019
Cash	$5,573	$—	$5,573
Trade accounts and notes receivable	84,039	970	85,009
Inventories	60,272	—	60,272
Prepaid and other current assets	8,334	—	8,334
Property and equipment	37,263	—	37,263
Goodwill	196,524	(2,726)	193,798
Intangible assets	289,423	(2,469)	286,954
Accounts payable and accrued expenses	(40,833)	(970)	(41,803)
Contingent consideration	(12,039)	—	(12,039)
Deferred income taxes	(14,337)	2,085	(12,252)
Fair value of consideration transferred	$614,219	$(3,110)	$611,109

Goodwill arising from the acquisition is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence. All of the goodwill is assigned to the Company’s geographic divisions segment. The goodwill is not expected to be deductible for income tax purposes.

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

Net sales related to the Titan business included in the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended April 30, 2019 were $414.4 million. Net income related to the Titan business included in the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended April 30, 2019 was $8.1 million.

The following table represents the unaudited pro forma consolidated net sales and net income for the Company for the periods indicated (in thousands):

	Year Ended April 30,
	2019	2018
Net sales	$3,161,188	$2,989,873
Net income	52,519	68,956

The above pro forma results have been calculated by combining the historical results of the Company and Titan as if the acquisition of Titan had occurred on May 1, 2017, the first day of the comparable prior reporting period

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

Other Fiscal 2019 Acquisitions

On August 7, 2018, the Company acquired Charles G. Hardy, Inc. (“CGH”). CGH is an interior building products distributor in Paramount, California. On March 4, 2019, the Company acquired Commercial Builders Group, LLC (“CBG”). CBG is an interior building products distributor in LaPlace, Louisiana. The impact of these acquisitions is not material to the Company’s Consolidated Financial Statements.

Fiscal 2018 Acquisitions

In fiscal 2018, the Company completed the following acquisitions, with an aggregate purchase price of $24.4 million of cash consideration. The purpose of these acquisitions was to expand the geographical coverage of the Company and grow the business.

Company Name	Form of Acquisition	Date of Acquisition
ASI Building Products, LLC	Purchase of net assets	August 1, 2017
Washington Builders Supply, Inc.	Purchase of net assets	October 2, 2017
Southwest Building Materials, Ltd.	Purchase of net assets	December 4, 2017
California-based distribution business of Grabber Construction Products, Inc.	Purchase of net assets	April 2, 2018
CMH Distributing, Inc.	Purchase of net assets	April 2, 2018

The allocation of consideration for these acquisitions is summarized as follows:

	Preliminary		Final
	Purchase Price	Adjustments/	Purchase Price
	Allocation	Reclassifications	Allocation
	(in thousands)
Trade accounts and notes receivable	$4,872	$—	$4,872
Inventories	4,321	—	4,321
Property and equipment	1,081	—	1,081
Tradenames	1,000	—	1,000
Vendor agreement	1,000	—	1,000
Other intangible assets	620	—	620
Customer relationships	9,358	—	9,358
Goodwill	4,145	8	4,153
Liabilities assumed	(1,951)	—	(1,951)
Purchase price	$24,446	$8	$24,454

Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is all attributable to our one operating reportable segment. The goodwill and other intangible assets related to these acquisitions are deductible for U.S. federal income tax purposes. The pro forma impact of these acquisitions is not presented as it is not considered material to the Company’s Consolidated Financial Statements.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

During the year ended April 30, 2018, the Company recorded adjustments to working capital for fiscal 2017 acquisitions that resulted in an increase in total consideration paid of $0.4 million. Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is all attributable to our one operating reportable segment. Goodwill of $25.4 million and other intangible assets of $53.6 million related to these acquisitions are deductible for U.S. federal income tax purposes. Goodwill of $12.2 million and other intangibles of $20.6 million are nondeductible for U.S. federal income tax purposes.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment

The Company’s property and equipment consisted of the following as of April 30, 2019 and 2018:

	April 30,
	2019	2018
	(in thousands)
Land	$52,031	$50,795
Buildings and leasehold improvements	99,300	87,837
Machinery and equipment	252,504	108,444
Construction in progress	2,097	2,267
Total property and equipment	405,932	249,343
Less: accumulated depreciation and amortization	123,583	85,761
Total property and equipment, net of accumulated depreciation	$282,349	$163,582

Depreciation expense for property and equipment, which includes amortization of property under capital leases, was $46.5 million, $24.1 million and $25.6 million during the years ended April 30, 2019, 2018 and 2017 respectively.

5. Goodwill and Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill during the years ended April 30, 2019 and 2018:

Carrying
Amount
(in thousands)
Balance as of April 30, 2017	$423,644
Goodwill acquired	4,145
Purchase price adjustments	(144)
Balance as of April 30, 2018	427,645
Goodwill acquired	196,267
Purchase price adjustments from prior periods	8
Translation adjustment	(6,593)
Balance as of April 30, 2019	$617,327

All goodwill relates to our geographic divisions reportable segment.

The annual impairment tests during the fourth quarters of fiscal 2019, 2018 and 2017 indicated that the fair value of the Company’s reporting units exceeded their carrying values. The Company identified seven reporting units for evaluating goodwill for the fiscal 2019 annual impairment test, which were Central, Midwest, Northeast, Southern, Southeast, Western and Canada. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company evaluates its reporting units on an annual basis.

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Intangible Assets

The following tables present the components of the Company’s definite-lived intangible assets as of April 30, 2019 and 2018:

	Estimated	Weighted	April 30, 2019
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 16	12.8	$520,703	$214,044	$306,659
Definite-lived tradenames	5 - 20	16.3	56,018	6,993	49,025
Vendor agreements	8 - 10	8.3	6,644	3,761	2,883
Developed technology	5	4.9	5,209	971	4,238
Leasehold interests	1 - 15	7.6	3,707	1,502	2,205
Other	3 - 5	3.4	4,118	1,182	2,936
Totals			$596,399	$228,453	$367,946

	Estimated	Weighted	April 30, 2018
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 13	10.9	$282,547	$150,081	$132,466
Definite-lived tradenames	5 - 20	18.0	26,250	3,578	22,672
Vendor agreement	8 - 10	8.3	6,644	2,956	3,688
Leasehold interests	7 - 15	9.0	2,866	832	2,034
Other	5	5.0	521	66	455
Totals			$318,828	$157,513	$161,315

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flow generated by such assets, and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $71.0 million, $41.5 million and $43.7 million during the years ended April 30, 2019, 2018 and 2017, respectively, and is recorded in depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income.

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of $65.3 million, $55.2 million, $46.1 million, $38.4 million, $31.3 million and $131.6 million during the years ending April 30, 2020, 2021, 2022, 2023, 2024 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

The Company’s indefinite-lived intangible assets, other than goodwill, consist of tradenames that had a carrying amount of $61.4 million as of April 30, 2019 and 2018.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

6. Other Accrued Expenses and Current Liabilities

The Company’s other accrued expenses and current liabilities consisted of the following as of April 30, 2019 and 2018:

	April 30,
	2019	2018
	(in thousands)
Insurance related liabilities	$14,110	$11,432
Contingent consideration	13,073	1,917
Sales taxes payable	10,448	9,864
Income taxes payable	14,063	—
Customer rebates payable	7,944	3,640
Reserve for sales returns	4,701	—
Real estate and personal property taxes	2,010	1,823
Derivative liability	—	5,108
Other	13,499	11,362
Total other accrued expenses and current liabilities	$79,848	$45,146

7. Long‑Term Debt

The Company’s long‑term debt consisted of the following as of April 30, 2019 and 2018:

	April 30,
	2019	2018
	(in thousands)
First Lien Facility (1) (2)	$972,650	$563,179
ABL Facility	43,972	—
Capital lease obligations	109,286	18,564
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2024 (3)	15,287	14,143
Carrying value of debt	1,141,195	595,886
Less current portion	42,118	16,284
Long-term debt	$1,099,077	$579,602

(1)	Net of unamortized discount of $2,149 and $2,536 as of April 30, 2019 and 2018, respectively.
(2)	Net of deferred financing costs of $12,072 and $6,125 as of April 30, 2019 and 2018, respectively.
(3)	Net of unamortized discount of $1,200 and $1,534 as of April 30, 2019 and 2018, respectively.

First Lien Facility

The Company’s wholly‑owned subsidiaries, GYP Holdings II Corp., as parent guarantor (in such capacity, “Holdings”), and GYP Holdings III Corp., as borrower (in such capacity, the “Borrower” and, together with Holdings and the Subsidiary Guarantors (as defined below), the “Loan Parties”), entered into a senior secured first lien term loan facility (the “First Lien Facility”) in the aggregate amount of $550.0 million. The First Lien Facility permits the Borrower to add one or more incremental term loans up to a fixed amount of $100.0 million plus a certain amount depending on a secured first lien leverage ratio test included in the First Lien Facility. As of April 30, 2019, the First Lien Facility amortized in nominal quarterly installments of $2.5 million, or 0.25% of the aggregate principal amount of the First Lien Facility and had a maturity date of June 1, 2025. Provided that the individual affected lenders agree accordingly, the maturities of the First Lien Facility may, upon the Borrower’s request and without the consent of any other lender, be extended. GYP Holdings II Corp., the sole entity between borrower and financial reporting entity, is a

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

holding company with no other operations, assets, liabilities or cash flows other than through its ownership of GYP Holdings III Corp. (borrower) and its operating subsidiaries.

On September 27, 2016, the Company entered into an Incremental First Lien Term Commitments Amendment (the “First Amendment”) to the First Lien Credit Agreement. The First Amendment amended the First Lien Credit Agreement to, among other things, provide for a new first lien term loan facility under the First Lien Credit Agreement in the aggregate principal amount of $481.2 million with an interest at a floating rate based on LIBOR, with a 1.00% floor, plus 3.50%, representing a twenty five basis point improvement compared to the interest rate of the existing First Lien Term Loan immediately prior to giving effect to the First Amendment. Net proceeds from the new First Lien Term Loan were used to repay the Company’s existing First Lien Term Loan of $381.2 million and a portion of the loans under the ABL Facility as well as to pay related expenses. The Company recorded a write-off of debt discount and deferred financing fees of $1.5 million, which is included in write-off of discount and deferred financing fees in the Consolidated Statements of Operations and Comprehensive Income for the year ended April 30, 2017.

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

On June 1, 2018, the Company entered into the Third Amendment that provided for a new first lien term loan facility under the First Lien Credit Agreement in the aggregate principal amount of $996.8 million due in June 2025 that bears interest at a floating rate based on LIBOR plus 2.75%, with a 0% floor. The net proceeds from the new first lien term loan facility were used to repay the Company’s existing First Lien Loan outstanding balance of approximately $571.8 million and to finance the acquisition of Titan.  As of April 30, 2019, the applicable rate of interest was 5.23%.

Second Lien Facility

On June 1, 2016, the Company used its initial public offering (“IPO”) proceeds together with cash on hand to repay the $160.0 million principal amount of its term loan debt outstanding under its senior secured second lien term loan facility (the “Second Lien Facility”), which was a payment in full of the entire loan balance due under the Second Lien Facility. The Company recorded a write-off of debt discount and deferred financing fees of $5.4 million, which is included in write-off of discount and deferred financing fees in the Consolidated Statements of Operations and Comprehensive Income for the year ended April 30, 2017.

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

At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based at LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. As of April 30, 2019, the applicable rate of interest was 5.75%. The ABL Facility also contains an unused

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

commitment fee subject to utilization, as included in the ABL Facility agreement.

During the year ended April 30, 2019, the Company made net borrowings under the ABL facility of $44.0 million. As of April 30, 2019, the Company had available borrowing capacity of $291.4 million under the ABL Facility. The ABL Facility will mature on November 18, 2021 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the First Lien Facility.

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

Prepayments

The First Lien Facility may be prepaid at any time. Under certain circumstances and subject to certain exceptions, the Term Loan Facilities will be subject to mandatory prepayments in the amount equal to:

•	100% of the net proceeds of certain asset sales and issuances or incurrences of nonpermitted indebtedness; and
•	50% of annual excess cash flow for any fiscal year, such percentage to decrease to 25% or 0% depending on the attainment of certain total leverage ratio targets.

As of April 30, 2019, there was no prepayment required related to excess cash flow.

The ABL Facility may be prepaid at the Company’s option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding ABL Facility exceeds the lesser of the (i) borrowing base and (ii) the aggregate amount of commitments. Mandatory prepayments do not result in a permanent reduction of the lenders’ commitments under the ABL Facility.

Guarantees

Holdings guarantees the payment obligations under the ABL Facility and the First Lien Facility. Certain of Holdings’ subsidiaries (i) guarantee the payment obligations under the Term Loan Facilities (in such capacity, the “Subsidiary Guarantors”) and (ii) are co‑borrowers under the ABL Facility.

Covenants

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of April 30, 2019.

The First Lien Facility contains a number of covenants that limit the Company’s ability and the ability of the Company’s restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all covenants as of April 30, 2019.

Events of Default

The ABL Facility and First Lien Facility also provide for customary events of default, including non‑payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross default to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments and changes of control.

Titan Revolving Credit Facility

In connection with the acquisition of Titan on June 1, 2018, the Company assumed Titan’s revolving credit facility (the “Titan Facility”) that provides for aggregate revolving commitments of $22.3 million ($30.0 million Canadian dollars), as amended. The Titan Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of April 30, 2019, no amounts were outstanding under the Titan Facility and the Company had available borrowing capacity of approximately $22.3 million under the Titan Facility. The Titan Facility matures on June 28, 2022.

Installment Notes

The Company’s installment notes of $15.3 million and $14.1 million as of April 30, 2019 and 2018, respectively, include notes for subsidiary stock repurchases from stockholders, notes for the payout of stock appreciation rights and a note to the seller of an acquired company. See Note 12, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests.”

Debt Maturities

As of April 30, 2019, the maturities of long‑term debt were as follows:

	First Lien	ABL	Capital	Installment
	Facility(1)	Facility	Leases	Notes(2)	Total
Years ending April 30,	(in thousands)
2020	$9,968	$—	$27,906	$4,363	$42,237
2021	9,968	—	26,764	4,053	40,785
2022	9,968	43,972	23,344	3,617	80,901
2023	9,968	—	17,708	3,584	31,260
2024	9,968	—	10,934	870	21,772
Thereafter	937,031	—	2,630	—	939,661
	$986,871	$43,972	$109,286	$16,487	$1,156,616

(1)Gross of unamortized discount of $2,149 and deferred financing costs of $12,072 as of April 30, 2019.

(2)Gross of unamortized discount of $1,200 as of April 30, 2019.

8. Retirement Plan

The Company maintains a 401(k) defined contribution retirement plan for its employees. Participants are allowed to choose from a selection of mutual funds in order to designate how both employer and employee contributions are invested. Under the plan, the Company matches 50% of each employee’s contributions on the first 4% of the employee’s compensation contributed. The Company contributed $4.7 million, $4.3 million and $3.7 million, during the years ended April 30, 2019, 2018 and 2017, respectively.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes

The following table presents the components of income before taxes for the years ended April 30, 2019, 2018 and 2017:

	Year Ended April 30,
	2019	2018	2017
	(in thousands)
United States	$62,878	$83,854	$71,540
Foreign	7,163	—	—
Income before taxes	$70,041	$83,854	$71,540

The following table presents the components of income tax expense for the years ended April 30, 2019, 2018 and 2017:

	Year Ended April 30,
	2019	2018	2017
	(in thousands)
Current
Federal	$11,858	$30,827	$37,164
Foreign	13,739	—	—
State	5,929	6,409	5,875
Total current	31,526	37,236	43,039
Deferred
Federal	453	(14,796)	(19,011)
Foreign	(16,931)	—	—
State	(1,009)	(1,557)	(1,374)
Total deferred	(17,487)	(16,353)	(20,385)
Total provision for income taxes	$14,039	$20,883	$22,654

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement for the years ended April 30, 2019, 2018 and 2017:

	Year Ended April 30,
	2019	2018	2017
	(in thousands)
Federal income taxes at statutory rate	$14,715	$25,492	$25,039
State income taxes, net of federal income tax benefit	2,440	1,900	2,236
Impact of foreign rate differences	418	—	—
Net change in valuation allowance	664	151	214
Nondeductible meals & entertainment	635	822	761
338(h)(10) election	—	—	(6,936)
Redeemable noncontrolling interests	—	—	1,053
Nondeductible transaction costs	529	2	109
Net deferred benefit due to Tax Cuts and Jobs Act	—	(6,763)	—
Intercompany interest expense	(5,255)	—	—
Other	(107)	(721)	178
Total provision for income taxes	$14,039	$20,883	$22,654

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences, which give rise to deferred income taxes as of April 30, 2019 and 2018 are as follows:

	April 30,
	2019	2018
Deferred income tax assets:	(in thousands)
Allowances on accounts and notes receivable	$2,306	$3,540
Accrued payroll and related costs	1,577	1,138
Insurance reserves	1,746	1,734
Inventory costs	2,066	2,013
Deferred compensation	6,854	6,662
Equity compensation	2,944	2,361
Derivative instrument	1,358	561
Acquisition related costs	1,779	1,955
Net operating loss carry-forwards	1,745	1,965
Disallowed interest expense	2,507	—
Investment in partnerships	4,676	—
Deferred rent	604	488
Noncompete agreements	133	681
Other deferred tax assets, net	1,394	946
Total deferred income tax assets	31,689	24,044
Less: Valuation allowance	(1,112)	(448)
Total deferred income tax assets, net of valuation allowance	30,577	23,596
Deferred income tax liabilities:
Amortization of intangible assets	(22,950)	(28,641)
Rebates	(72)	(253)
Depreciation	(10,495)	(3,596)
Deferred financing costs	(2,075)	(1,848)
Other deferred tax liabilities, net	(535)	—
Total deferred income tax liabilities	(36,127)	(34,338)
Deferred income tax liabilities, net	$(5,550)	$(10,742)

Tax Cuts and Job Act. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions, including the lowering of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. In connection with the Tax Act, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to companies that have not completed their accounting for the income tax effects of the Tax Act. Under SAB 118, provisional amounts can be recorded to the extent a reasonable estimate can be made. Additional tax effects and adjustments to previously recorded provisional amounts can be recorded upon obtaining, preparing, or analyzing additional information (including computations) within one year from the enactment date of the Tax Act.

As of April 30, 2018, the Company was still assessing the overall impact of the Tax Act on its financial statements and had not completed its accounting for the tax effects of the Tax Act. The Company reported provisional amounts reflecting reasonable estimates for the re-measurement of net deferred tax liabilities as of April 30, 2018 due to the reduction in the corporate rate. The Company recorded a provisional income tax benefit of $6.7 million for this re-measurement for the year ended April 30, 2018, which is included in provision for income taxes in the Consolidated Statements of Operations and Comprehensive Income. This represented a $1.1 million decrease from the provisional amount recorded during the nine months ended January 31, 2018.

During the year ended April 30, 2019, the Company completed its analysis to determine the effects of the Tax Act. As a result, the Company recorded a $0.1 million income tax benefit during the year ended April 30, 2019 related to tax adjustments made in accordance with SAB 118 with respect to the adjustment of its original provisional estimate of the impact of the Tax Act.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Due to the acquisition of Titan, the Company is now subject to provisions of the Tax Act related to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

As of April 30, 2019, the Company no longer intends to permanently reinvest its accumulated earnings in its non-U.S. subsidiaries and will continue to periodically distribute the earnings on an as needed basis. The Company distributed all of its earnings in the current year. To the extent there is unremitted earnings in future years, the Company does not anticipate significant tax consequences as there is sufficient paid up capital in Canada to return the cash free of withholding taxes.

Effective tax rate. Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes, net of federal benefit, permanent differences, and other tax effects associated with the acquisition of Titan.

NOLs. During recent tax years, the Company generated certain state net operating loss carry‑forwards which are available for use against taxable income in each respective state. The Company had gross federal and state net operating losses available for carry‑forward of $2.3 million and $23.1 million as of April 30, 2019, respectively, and $4.0 million and $20.4 million as of April 30, 2018, respectively, which expire through the fiscal year ending in 2039.

Valuation allowance. Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry‑forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. As of April 30, 2019, except as noted in the following paragraph, the Company believes that it is more likely than not that all of its deferred tax assets relating to separate company state return filings will be realized. The tax credits, carryforwards and net operating losses expire from 2020 to 2039.

Management makes an assessment to determine if its deferred tax assets are more likely than not to be realized. Valuation allowances are established in the event that management believes that it is more likely than not the related tax benefits will not be realized. The valuation allowance as of April 30, 2019 and 2018 was $1.1 million and $0.4 million, respectively, and primarily relates to state net operating loss carry forwards.

Uncertain tax positions. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. The Company’s policy for recording penalties and interest associated with uncertain tax positions is to record such items as a component of selling, general and administrative expense. The Company had no reserve for uncertain tax positions as of April 30, 2019 and 2018.

As of April 30, 2019, the tax years ended April 30, 2019, 2018, 2017 and 2016 remain subject to examination by the U.S. Internal Revenue Service. In states in which the Company conducts business, the statute of limitation periods for examination generally vary from three to four years. Net operating losses dating back to 2008 are still being carried forward and remain subject to examination by the taxing authorities. The Company regularly assesses the potential outcomes of future examinations to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes that no liability for uncertain tax position is necessary as of April 30, 2019 and 2018.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

10. Stockholders’ Equity

Initial Public Offering

On June 1, 2016, the Company completed an IPO of 8.1 million shares of common stock at a price of $21.00 per share, including 1.1 million shares of common stock that were issued as a result of the exercise in full by the underwriters of an option to purchase additional shares to cover over‑allotments. After underwriting discounts and commissions, but before expenses, the Company received net proceeds from the IPO of approximately $156.9 million. The Company used these proceeds together with cash on hand to repay $160.0 million principal amount of its term loan debt outstanding under its senior secured second lien term loan facility, which was a payment in full of the entire loan balance due under the senior secured second lien term loan facility.

Exchangeable Shares

In connection with the acquisition of Titan on June 1, 2018, the Company issued 1.1 million Exchangeable Shares. The Exchangeable Shares were issued by an indirect wholly-owned subsidiary of the Company. The Exchangeable Shares ranked senior to the Company’s common stock with respect to dividend rights and rights on liquidation, dissolution and winding-up. The holders of the Exchangeable Shares were entitled to receive dividends or distributions that are equal to any dividends or distributions on the Company’s common stock. The holders of the Exchangeable Shares did not have voting rights.

The Exchangeable Shares contained rights that allow the holders to exchange their Exchangeable Shares for GMS common stock at any time on a one-for-one basis. If converted, the holders were prevented from transferring such GMS common stock for one year from the Titan acquisition date. The Exchangeable Shares also contained rights that allow the Company, through its indirect wholly-owned subsidiary, to convert the Exchangeable Shares into GMS common stock on or after the fifth anniversary of the initial issuance of the Exchangeable Shares or upon certain events, as defined in the agreement.

On May 7, 2019, the Company filed a registration statement with the SEC registering the resale of the shares of the Company’s common stock issuable upon exchange of the Exchangeable Shares. Such registration statement was declared effective on May 24, 2019 and, as a result, the holders of the Exchangeable Shares may freely sell, subject to compliance with the Company’s insider trading policy, the shares of the Company’s common stock they receive upon exchange of the Exchangeable Shares. On June 13, 2019, the holders of the Exchangeable Shares exchanged all of the Exchangeable Shares for 1.1 million shares of the Company’s common stock. Following such exchange, the Exchangeable Shares ceased to be outstanding.

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

The Company repurchased 1.0 million shares of its common stock for $16.5 million during the year ended April 30, 2019 pursuant to its share repurchase program. The repurchased common stock was retired. As of April 30, 2019, the Company had $58.5 million remaining under its repurchase program.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes to accumulated other comprehensive (loss) income, net of tax, by component for the years ended April 30, 2019, 2018 and 2017:

Accumulated
Other
Comprehensive
Income (Loss)
(in thousands)
Accumulated other comprehensive loss as of April 30, 2016	$(1,148)
Other comprehensive loss on derivative instruments before reclassification	(118)
Reclassification to earnings from accumulated other comprehensive (loss) income	382
Accumulated other comprehensive loss as of April 30, 2017	(884)
Other comprehensive income on derivative instruments before reclassification	309
Reclassification to earnings from accumulated other comprehensive (loss) income	1,016
Accumulated other comprehensive income as of April 30, 2018	441
Foreign currency translation loss	(22,320)
Other comprehensive loss on derivative instruments before reclassification	(5,423)
Reclassification to earnings from accumulated other comprehensive (loss) income	728
Accumulated other comprehensive loss as of April 30, 2019	$(26,574)

Other comprehensive loss on derivative instruments before reclassification for the year ended April 30, 2019 is net of $1.4 million of tax.

11. Equity‑Based Compensation

General

The Company has granted options and restricted stock units to employees and non-employee directors to purchase the Company’s common stock under various stock incentive plans. The plans administered by a committee of the Board of Directors, which determines the terms of the awards granted. The committee may grant various forms of equity-based incentive compensation, including stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards, among others. Stock options are granted with an exercise price equal to the closing market value of GMS common stock on the date of grant, have a term of ten years, and vest over terms of three to four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant. The Company’s current stock incentive plan provides for the issuance of a maximum of 2.5 million shares, of which approximately 1.8 million shares were still available for grant as of April 30, 2019.  The Company intends to use authorized and unissued shares to satisfy share award exercises.

Share-based compensation expense related to stock options and restricted stock units was $3.6 million, $1.7 million and $2.4 million during the years ended April 30, 2019, 2018 and 2017, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Stock Option Awards

The following table presents stock option activity as of and for the year ended April 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2018	1,952	$14.37	6.52	$33,209
Options granted	374	25.58
Options exercised	(205)	12.36
Options forfeited	(41)	27.00
Options expired	—	—
Outstanding as of April 30, 2019	2,080	$16.34	6.15	$7,615
Exercisable as of April 30, 2019	1,644	$13.66	5.41	$7,615
Vested and expected to vest as of April 30, 2019	2,073	$16.30	6.14	$7,615

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the years ended April 30, 2019, 2018 and 2017 was $1.6 million, $4.3 million and $0.6 million, respectively. As of April 30, 2019, there was $2.9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The fair value of stock options granted during the years ended April 30, 2019, 2018 and 2017 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended April 30,
	2019	2018	2017
Volatility	33.71%	30.86%	40.68%
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	2.87%	2.18%	1.55%
Dividend yield	—%	—%	—%

The weighted average grant date fair value of options granted during the years ended April 30, 2019, 2018 and 2017 was $9.72 per share, $12.81 per share and $9.68 per share, respectively. The expected volatility was based on historical volatility. The expected life of stock options was based on previous history of exercises. The risk‑free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield was 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the trading day immediately preceding the date of the grant.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units

The following table presents restricted stock unit activity for the year ended April 30, 2019:

		Weighted
	Number of	Average
	Restricted	Exercise
	Stock Units	Price
	(shares in thousands)
Outstanding as of April 30, 2018	22	$37.49
Granted	193	24.66
Vested	(7)	37.49
Forfeited	(15)	26.41
Outstanding as of April 30, 2019	193	$25.48

As of April 30, 2019, there was $3.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Employee Stock Purchase Plan

During the year ended April 30, 2018, the Company established an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees (as defined) to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. The ESPP authorizes the issuance of a total 2.0 million shares, of which approximately 1.9 million shares were still available for issuance as of April 30, 2019. During the year ended April 30, 2019, 0.1 million shares of the Company’s common stock were purchased under the ESPP at an average price of $18.51 per share. The Company recognized $0.3 million and $0.1 million of stock-based compensation expense in during the years ended April 30, 2019 and 2018, respectively, related to the ESPP.

12. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests for the years ended April 30, 2019 and 2018:

	Stock		Redeemable
	Appreciation	Deferred	Noncontrolling
	Rights	Compensation	Interests
	(in thousands)
Balance as of April 30, 2017	$20,662	$3,750	$24,309
Redemption notes	(1,036)	(1,733)	(9,664)
Change in fair value	2,318	205	1,525
Balance as of April 30, 2018	21,944	2,222	16,170
Amounts redeemed	(1,216)	(715)	(4,673)
Change in fair value	2,730	188	1,001
Balance as of April 30, 2019	$23,458	$1,695	$12,498

Classified as current as of April 30, 2018	$308	$133	$463
Classified as long-term as of April 30, 2018	21,636	2,089	15,707

Classified as current as of April 30, 2019	$1,355	$108	$1,569
Classified as long-term as of April 30, 2019	22,103	1,587	10,929

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Total expense related to these instruments was $3.9 million, $4.0 million and $3.7 million during the years ended April 30, 2019, 2018 and 2017, respectively, and was included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Stock Appreciation Rights

Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over four years, upon a triggering event. As of April 30, 2019, all stock appreciation rights were vested.

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

13. Derivative Instruments

Interest Rate Swap

In February 2019, the Company entered into interest rate swap agreements with a notional amount of $500.0 million to convert the variable interest rate on its First Lien Term Loan to a fixed 1-month LIBOR interest rate of 2.46%. The contracts were effective on February 28, 2019 and terminate on February 28, 2023. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company believes there have been no material changes in the creditworthiness of the counterparty to this interest rate swap and believes the risk of nonperformance by such party is minimal. The Company designated the interest rate swaps as a cash flow hedges. The derivative instruments are classified in other liabilities in the Consolidated Balance Sheet as of April 30, 2019.

Interest Rate Cap

As of April 30, 2018, the Company had an interest rate cap agreement with the objective of minimizing the risks and costs associated with its variable rate debt. The interest rate cap expired on October 31, 2018. This agreement was an interest rate cap on quarterly resetting 3‑month LIBOR, based on a strike rate of 2.0% and payable quarterly. This instrument effectively caped the interest rate at 5.75% on an initial notional amount of $275.0 million of the Company’s variable rate debt obligation under the First Lien Facility, or any replacement facility with similar terms. The

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Company designated the interest rate cap agreement as a cash flow hedge. This derivative instrument was classified in other assets in the Consolidated Balance Sheet as of April 30, 2018.

Foreign Currency Forward Contract

In April 2018, in connection with the acquisition of Titan (see Note 3, “Business Acquisitions”), the Company entered into a foreign currency forward contract to mitigate the foreign currency exchange risk associated with the purchase price that was denominated in Canadian dollars. The foreign currency forward contract effectively fixed the amount the Company paid for the purchase price denominated in Canadian dollars by contracting the Company to pay U.S. dollars and receive Canadian dollars on the notional amount. The notional amount of the foreign currency forward contract was $569.2 million as of April 30, 2018. The foreign currency forward contract was not eligible for hedge accounting. This derivative instrument was classified in other accrued expenses and current liabilities in the Consolidated Balance Sheet as of April 30, 2018.

During the year ended April 30, 2018, the Company recognized a $5.1 million loss on the change in fair value of a foreign currency forward contract. During the year ended April 30, 2019, the Company recognized a $5.7 million loss on the change in fair value of its foreign currency forward contract, which was settled upon the acquisition on Titan on June 1, 2018. The losses are included within change in fair value of financial instruments in the Consolidated Statements of Operations and Comprehensive Income.

14. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of April 30, 2019 and 2018:

	April 30,
	2019	2018
	(in thousands)
Assets:
Interest rate cap (Level 2)	$—	$543

Liabilities:
Interest rate swap (Level 2)	$5,613	$—
Forward currency forward (Level 2)	—	5,108
Stock appreciation rights (Level 3)	23,458	21,944
Deferred compensation (Level 3)	1,695	2,222
Noncontrolling interest holders (Level 3)	12,498	16,170
Contingent consideration (Level 3)	12,354	—

Derivative instruments. The fair value of derivative instruments is determined using Level 2 inputs. Generally, the Company obtains the Level 2 inputs from its counterparties. Substantially all of the inputs are observable in the marketplace throughout the full term of the instruments, which can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The fair value of the Company’s interest rate cap and interest rate swaps were determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market‑based inputs, including interest rate curves and implied volatilities. The fair value of the Company’s forward currency forward contract was based on observable market inputs, such as forward rates in active markets.

Stock appreciation rights, deferred compensation and redeemable noncontrolling interests. The fair values of stock appreciation rights, deferred compensation and redeemable noncontrolling interests are determined using Level 3 inputs. These inputs include a volatility rate based on comparable entities, a discount rate, the expected time to redemption of the liabilities, historical values of the book equity of certain subsidiaries and market information for

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

comparable entities. The use of these inputs to derive the fair value of the liabilities at a point in time can result in volatility to the financial statements. See Note 12, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests,” for a reconciliation of the beginning and ending balances.

Contingent consideration. The fair value of contingent consideration is determined using Level 3 inputs. These inputs include a discount rate and probability adjusted payments. In connection with the acquisition of Titan, the Company assumed certain contingent consideration arrangements that have an estimated fair value of $12.4 million. During the year ended April 30, 2019, the Company recorded expense of $0.8 million related to the contingent consideration, which was included in selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 3, “Business Acquisitions.” There were no material long-lived asset impairments during the years ended April 30, 2019, 2018 or 2017.

15. Transactions With Related Parties

The Company leases warehouse facilities from partnerships owned by certain stockholders of GMS Inc. and its subsidiaries. As of April 30, 2019, these leases had expiration dates through fiscal 2025. Rent expense related to these leases was $0.8 million, $0.8 million and $0.8 million during the years ended April 30, 2019, 2018 and 2017, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. As of April 30, 2019, future minimum payments under the terms of the leases aggregated to $2.0 million.

The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. Certain stockholders of the Company are stockholders of SWP. The Company purchased inventory from SWP for distribution in the amount of $13.3 million $14.0 million and $13.0 million during the years ended April 30, 2019, 2018 and 2017, respectively. Amounts due to SWP for purchases of inventory for distribution as of April 30, 2019 and 2018 were $1.2 million and $1.2 million, respectively, and are included in accounts payable in the Consolidated Balance Sheets.

In connection with the IPO, the Company terminated its management agreement with AEA. The agreement required the Company to pay AEA an annual management fee of $2.3 million per year following the Acquisition for advisory and consulting services. The fee was payable in quarterly installments of $0.6 million in advance of the upcoming calendar quarter on the first day, and was included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

16. Commitments and Contingencies

Lease Commitments

The Company is obligated under certain capital leases covering equipment, its fleet of vehicles and one facility. The equipment leases have terms ranging from five to six years, the fleet vehicle leases have terms ranging from one to six years and the facility lease has a term of eleven years. The carrying value of property and equipment under capital leases was $107.3 million and $17.9 million as of April 30, 2019 and 2018, respectively, net of accumulated depreciation of $27.7 million and $10.3 million, respectively.

The Company also has certain noncancelable operating lease agreements, primarily office and warehouse facilities and equipment. The facility leases generally contain renewal options for periods ranging from one to five years. Rent expense for operating leases, which may have escalating rents over the terms of the leases, is recorded on a straight‑line basis over the minimum lease terms. Rent expense under operating leases, including amounts paid to

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

affiliated partnerships, approximated $53.5 million, $63.9 million and $56.2 million during the years ended April 30, 2019, 2018 and 2017, respectively. As existing leases expire, the Company anticipates such leases will be renewed or replaced with other leases that are substantially similar in terms and rental amounts which are consistent with market rates at the time of renewal.

During the year ended April 30, 2019, the Company amended certain terms of its operating lease agreements for equipment. The amendments would have resulted in capital lease classification of the leases under lease classification criteria had the changed terms been in effect at lease inception. As such, the amended agreements were considered new agreements. The new lease agreements were classified as capital leases as of the date of the modifications based on the application of lease classification criteria. As a result, the Company recorded $73.6 million of capital lease assets and capital lease obligations in its Consolidated Balance Sheet during the year ended April 30, 2019. In addition, the Company began financing the purchase of new equipment under capital leases.

As of April 30, 2019, the approximate amounts of the annual future minimum lease payments under noncancelable operating leases, including amounts payable to affiliated partnerships, and future maturities of capital lease obligations are as follows (in thousands):

	Capital	Operating
Year Ended April 30,
2020	$40,132	$41,209
2021	35,591	33,460
2022	28,767	24,747
2023	20,134	18,335
2024	11,546	13,029
Thereafter	2,677	20,870
	$138,847	$151,650
Less: Interest	29,561
Capitalized lease obligations	$109,286

Litigation, Claims and Assessment

The Company is a defendant in various lawsuits and administrative actions associated with personal injuries, claims of former employees, and other events arising in the normal course of business. As discussed in Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies” under the heading “Insurance Liabilities,” the Company records liabilities for these claims, as well as assets for amounts recoverable from the insurer, for these claims covered by insurance.

17. Segments

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

The following tables present segment results for the years ended April 30, 2019, 2018 and 2017:

	Year Ended April 30, 2019				April 30, 2019
			Depreciation and	Adjusted	Total
	Net Sales	Gross Profit	Amortization	EBITDA	Assets
	(in thousands)
Geographic divisions	$3,090,314	$994,981	$114,558	$293,190	$2,125,518
Other	25,718	9,138	220	2,479	16,897
Corporate	—	—	2,681	—	7,139
	$3,116,032	$1,004,119	$117,459	$295,669	$2,149,554

	Year Ended April 30, 2018				April 30, 2018
			Depreciation and	Adjusted	Total
	Net Sales	Gross Profit	Amortization	EBITDA	Assets
	(in thousands)
Geographic divisions	$2,487,557	$809,884	$64,491	$196,903	$1,434,371
Other	23,912	8,692	242	2,355	12,854
Corporate	—	—	797	—	7,286
	$2,511,469	$818,576	$65,530	$199,258	$1,454,511

	Year Ended April 30, 2017				April 30, 2017
			Depreciation and	Adjusted	Total
	Net Sales	Gross Profit	Amortization	EBITDA	Assets
	(in thousands)
Geographic divisions	$2,298,871	$750,564	$68,001	$186,155	$1,376,655
Other	20,275	8,007	310	2,074	11,916
Corporate	—	—	929	—	4,694
	$2,319,146	$758,571	$69,240	$188,229	$1,393,265

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of net income to Adjusted EBITDA for the years ended April 30, 2019, 2018 and 2017:

	Year Ended April 30,
	2019	2018	2017
	(in thousands)
Net income	$56,002	$62,971	$48,886
Interest expense	73,677	31,395	29,360
Write-off of debt discount and deferred financing fees	—	74	7,103
Interest income	(66)	(177)	(152)
Provision for income taxes	14,039	20,883	22,654
Depreciation expense	46,456	24,075	25,565
Amortization expense	71,003	41,455	43,675
Stock appreciation expense(a)	2,730	2,318	148
Redeemable noncontrolling interests(b)	1,188	1,868	3,536
Equity-based compensation(c)	3,906	1,695	2,534
Severance and other permitted costs(d)	8,152	581	(157)
Transaction costs (acquisitions and other)(e)	7,858	3,370	2,249
Gain on sale of assets	(525)	(509)	(338)
Management fee to related party(f)	—	—	188
Effects of fair value adjustments to inventory(g)	4,176	324	946
Change in fair value of financial instruments(h)	6,395	6,125	382
Secondary public offering costs(i)	—	1,525	1,385
Debt transaction costs(j)	678	1,285	265
Adjusted EBITDA	$295,669	$199,258	$188,229

(a)	Represents non‑cash expense related to stock appreciation rights agreements.
(b)	Represents non‑cash compensation expense related to changes in the values of noncontrolling interests.
(c)	Represents non‑cash equity‑based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents costs related to acquisitions paid to third parties.
(f)	Represents management fees paid by us to AEA. Following our IPO, AEA no longer receives management fees from us.
(g)	Represents the non‑cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents the mark‑to‑market adjustments for derivative financial instruments.
(i)	Represents costs related to our secondary offerings paid to third-party advisors.
(j)	Represents expenses paid to third-party advisors related to debt refinancing activities.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Revenues by Product

The following table presents Company’s net sales to external customers by main product line for the years ended April 30, 2019, 2018 and 2017:

	Year Ended April 30,
	2019	2018	2017
	(in thousands)
Wallboard	$1,272,068	$1,109,552	$1,058,400
Ceilings	451,695	387,360	341,007
Steel framing	506,805	411,630	374,151
Other products	885,464	602,927	545,588
Total net sales	$3,116,032	$2,511,469	$2,319,146

Geographic Information

The following table presents the Company’s net sales by major geographic area for the years ended April 30, 2019, 2018 and 2017:

	Year Ended April 30,
	2019	2018	2017
	(in thousands)
United States	$2,701,678	$2,511,469	$2,319,146
Canada	414,354	—	—
Total net sales	$3,116,032	$2,511,469	$2,319,146

The following table presents the Company’s long-lived assets by major geographic area as of April 30, 2019 and 2018:

	April 30,
	2019	2018
	(in thousands)
United States	$868,498	$813,909
Canada	460,491	—
Total long-lived assets	$1,328,989	$813,909

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

18. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the years ended April 30, 2019, 2018 and 2017:

	Year Ended April 30,
	2019	2018	2017
	(in thousands, except per share data)
Net income	$56,002	$62,971	$48,886
Less: Net income allocated to participating securities	1,382	—	—
Net income attributable to common stockholders	$54,620	$62,971	$48,886
Basic earnings per common share:
Basic weighted average common shares outstanding	40,914	41,015	40,260
Basic earnings per common share	$1.33	$1.54	$1.21
Diluted earnings per common share:
Basic weighted average common shares outstanding	40,914	41,015	40,260
Add: Common Stock Equivalents	675	1,148	810
Diluted weighted average common shares outstanding	41,589	42,163	41,070
Diluted earnings per common share	$1.31	$1.49	$1.19

During the year ended April 30, 2019, approximately 0.6 million stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.

19. Valuation and Qualifying Accounts

Allowances for Accounts Receivable

	Balance		Charged to		Balance
	at Beginning		Other		at End of
	of Period	Provision	Accounts(a)	Deductions	Period
	(in thousands)
Fiscal Year Ended April 30, 2019	$(9,633)	$(1,064)	$2,435	$1,830	$(6,432)
Fiscal Year Ended April 30, 2018	(9,851)	(366)	(596)	1,180	(9,633)
Fiscal Year Ended April 30, 2017	(8,607)	(1,792)	(819)	1,367	(9,851)

(a)

Charged to other accounts represents the net (increase) decrease for specifically reserved accounts, as well as the net change in reserves for sales discounts, service charges and sales returns. The adoption of the new revenue recognition guidance on May 1, 2018 resulted in a $3.6 million reclassification in the Consolidated Balance Sheet from trade accounts and notes receivable to other accrued expenses and current liabilities for estimated sales returns. This reclass is reflected in charged to other accounts for the fiscal year ended April 30, 2019.

Valuation Allowance on Deferred Tax Assets Rollforward

	Balance	Additions		Balance
	at Beginning	Charged to Costs		at End of
	of Period	and Expenses	Deductions	Period
	(in thousands)
Fiscal Year Ended April 30, 2019	$(448)	$(664)	$—	$(1,112)
Fiscal Year Ended April 30, 2018	(297)	(151)	—	(448)
Fiscal Year Ended April 30, 2017	(83)	(255)	41	(297)

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

20. Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited financial information for each quarter of the years ended April 30, 2019 and 2018. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented.

	Year Ended April 30, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$778,144	$833,837	$723,902	$780,149
Gross profit	244,816	268,150	234,226	256,927
Net income(1)	8,650	24,912	5,815	16,625
Per share data
Weighted average shares outstanding(2):
Basic	41,094	41,149	40,912	40,487
Diluted	42,074	41,918	41,371	40,976
Net income per share(2):
Basic	$0.21	$0.59	$0.14	$0.40
Diluted	$0.20	$0.58	$0.14	$0.39

	Year Ended April 30, 2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$642,157	$648,004	$585,508	$653,800
Gross profit	205,104	212,260	195,420	205,792
Net income(3)	15,343	18,023	19,686	9,919
Per share data
Weighted average shares outstanding(2):
Basic	40,971	41,006	41,036	41,048
Diluted	42,128	42,146	42,228	42,151
Net income per share(2):
Basic	$0.37	$0.44	$0.48	$0.24
Diluted	$0.36	$0.43	$0.47	$0.24

(1)	Net income for the first quarter of 2019 includes a $5.7 million loss on change in fair value of financial instruments related to the Company’s foreign currency forward contract.

(2)

Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net income per share amounts may not equal annual basic and diluted net income per share amounts.

(3)

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

21. Subsequent Event

On June 3, 2019, the Company acquired the acoustical and drywall operations of J.P. Hart Lumber Company (“Hart Acoustical & Drywall Supply”). Hart Acoustical & Drywall Supply distributes drywall, metal studs, insulation and ceiling tiles through two locations in San Antonio, TX and one location in La Feria, TX.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company's management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, together with our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of April 30, 2019.

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2019 based upon “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on criteria described in “Internal Control—Integrated Framework” (2013) issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2019. Management has excluded WSB Titan (“Titan”) from its assessment of internal control over financial reporting as of April 30, 2019 because this company was acquired on June 1, 2018 and there was not sufficient time to assess the design and effectiveness of Titan’s key internal controls prior to the conclusion of management's evaluation. Total revenues and total assets of Titan represented approximately 13%, or $414.4 million, and 28%, or $601.3 million, respectively, of the related consolidated financial statement amounts as of and for the year ended April 30, 2019.

The effectiveness of the Company’s internal control over financial reporting as of April 30, 2019 has been audited by the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this Item will be set forth in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders in the sections titled “Executive Compensation,” which information is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The information regarding security ownership of certain beneficial owners and management of our voting securities will be set forth in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders in the section titled “Security Ownership of Certain Beneficial Owners and Management,” which information is hereby incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of April 30, 2019 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

(c)
Number of securities
remaining available for
	(a)		(b)		future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected
Plan Category	warrants, and rights		warrants and rights		in column (a))
Equity compensation plans approved by security holders	2,273,412	(1)	$16.34	(2)	1,846,060
Equity compensation plans not approved by security holders	—		—		—
Total	2,273,412		$16.34		1,846,060

(1)	Includes 2,080,207 shares of Common Stock issuable upon exercise of outstanding stock options and 193,205 shares of Common Stock issuable upon vesting of outstanding restricted stock units.
(2)	The weighted-average exercise price does not take into account the restricted stock units described in footnote (1) because the restricted stock units do not have an exercise price upon vesting.

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

The information required by this Item will be set forth in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders in the sections titled “Board of Directors’ Independence” and “Transactions with Related Persons,” which information is hereby incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this Item will be set forth in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders in the section titled “Independent Registered Public Accounting Firm Fees and Services,” which information is hereby incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statements Schedules

(a) Documents filed as part of this Annual Report on Form 10-K

(1)	Financial Statements
•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets as of April 30, 2019 and 2018
•	Consolidated Statements of Operations and Comprehensive Income for the years ended April 30, 2019, 2018 and 2017
•	Consolidated Statements of Stockholders’ Equity for the years ended April 30, 2019, 2018 and 2017
•	Consolidated Statements of Cash Flows for the years ended April 30, 2019, 2018 and 2017
•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

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

10.2.1

Amendment No. 1 to Registration Rights Agreement, by the Company and AEA GMS Holdings LP, dated July 11, 2016 (incorporated by reference to Exhibit 10.3.1 to the Registrant’s Annual Report on Form 10-K filed July 12, 2016 (File No. 001-37784)).

10.2.2

Amendment No. 2 to Registration Rights Agreement, by and between the Company and AEA GMS Holdings LP, dated May 5, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 8, 2017 (File No. 001-37784)).

10.3

Stockholders’ Agreement, by and among the Company, certain affiliates of AEA Investors LP and certain investors identified on the signature page thereto, dated April 1, 2014 (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registrant’s Registration Statement on Form S‑1 filed on October 5, 2015 (File No. 333‑205902)).

10.4

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

10.4.1

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

10.4.2

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

10.5

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

10.5.2

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

10.5.3

Third Amendment to First Lien Credit Agreement, dated as of June 1, 2018, among GYP Holdings III Corp., GYP Holdings II Corp., the other guarantors party thereto, Credit Suisse AG, as administrative agent, and Barclays Bank PLC, as 2018 Incremental First Lien Lender (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File No. 001-37784)).

10.6

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

10.7

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

10.9†

Amended and Restated Employment Agreement, by and between G. Michael Callahan, Jr. and the Company, dated August 28, 2015 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s Registration Statement on Form S‑1 filed on October 5, 2015 (File No. 333‑205902)).

10.9.1†

Amendment to Amended and Restated Employment Agreement, by and between G. Michael Callahan, Jr. and the Company, dated May 12, 2016 (incorporated by reference to Exhibit 10.10.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S‑1 filed on May 16, 2016 (File No. 333‑205902)).

10.10†

Separation, Transition and Release Agreement with G. Michael Callahan, Jr. dated as of April 1, 2019 (incorporated by reference to Exhibit 10.2 to GMS Inc.’s Current Report on Form 8-K dated April 3, 2019 (File No. 001-37784)).

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

10.13†	Employment Agreement with John C. Turner, Jr., dated as of March 29, 2019 (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K dated April 3, 2019 (File No. 001-37784)).
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

10.16†	GMS Inc. Equity Incentive Plan (incorporated by reference to Appendix A to GMS Inc.’s Definitive Proxy Statement on Schedule 14A filed August 22, 2017 (File No. 333‑205902)).
10.16.1†	Amendment to GMS Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Quarterly Report on Form 10-Q filed December 4, 2018 (File No. 001-37784)).
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

10.23†*	Deferred Compensation Plan for Non-Employee Directors.
10.24

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

GMS INC.
Date: June 27, 2019	By:	/s/ G. Michael Callahan, Jr.

G. Michael Callahan, Jr.
Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints G. Michael Callahan, Jr. and Lynn Ross, jointly and severally, his attorney‑in‑fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10‑K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ G. MICHAEL CALLAHAN, JR.	Chief Executive Officer and Director	June 27, 2019
G. Michael Callahan, Jr.	(Principal Executive Officer)

/s/ LYNN ROSS	Interim Chief Financial Officer and Chief Accounting Officer	June 27, 2019
Lynn Ross	(Principal Financial and Accounting Officer)

/s/ RICHARD K. MUELLER	Chairman of the Board	June 27, 2019
Richard K. Mueller

/s/ PETER C. BROWNING	Director	June 27, 2019
Peter C. Browning

/s/ JOHN J. GAVIN	Director	June 27, 2019
John J. Gavin

/s/ THERON I. GILLIAM	Director	June 27, 2019
Theron I. Gilliam

/s/ BRIAN R. HOESTEREY	Director	June 27, 2019
Brian R. Hoesterey

/s/ TERI P. MCCLURE	Director	June 27, 2019
Teri P. McClure

/s/ RONALD R. ROSS	Director	June 27, 2019
Ronald R. Ross

/s/ J. LOUIS SHARPE	Director	June 27, 2019
J. Louis Sharpe

/s/ J. DAVID SMITH	Director	June 27, 2019
J. David Smith