Form 10-Q
period 2019-07-31
GMS Inc.
filed 2019-08-29
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER: 001-37784

GMS INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2931287
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

100 Crescent Centre Parkway, Suite 800
Tucker, Georgia	30084
(Address of principal executive offices)	(ZIP Code)

(800) 392-4619
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchanged on which registered
Common Stock, par value $0.01 per share	GMS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

There were 41,639,363 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 27, 2019.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the growth of our various markets, and statements about our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this Quarterly Report on Form 10-Q are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

●	general economic and financial conditions;
●	our dependency upon the commercial and residential construction and residential repair and remodeling, or R&R, markets;
●	competition in our highly fragmented industry and the markets in which we operate;
●	the fluctuations in prices of the products we distribute;
●	the consolidation of our industry;
●	our ability to successfully implement our strategic initiatives, including our growth strategies and cost reduction initiatives;
●	our ability to open new branches and expand into new geographic markets;
●	our ability to successfully identify acquisition candidates, complete and integrate acquisitions and realize anticipated benefits and synergies from completed acquisitions;
●	product shortages and potential loss of relationships with key suppliers;
●	the seasonality of the commercial and residential construction markets;
●	the potential loss of any significant customers;
●	exposure to product liability and various other claims and litigation;
●	our ability to attract and retain key employees;
●	rising health care costs and labor costs, including the impact of labor and trucking shortages;
●	the reduction of the quantity of products our customers purchase;

●	the credit risk from our customers;
●	our ability to renew leases for our facilities on favorable terms or identify new facilities;
●	our ability to effectively manage our inventory as our sales volume increases or the prices of the products we distribute fluctuate;
●	an impairment of our goodwill or intangible assets;
●	the impact of federal, state, provincial and local regulations;
●	the cost of compliance with environmental, health and safety laws and other regulations;
●	significant increases in fuel costs or shortages in the supply of fuel;
●	a cybersecurity breach, including misappropriation of our customers’, employees’ or suppliers’ confidential information, and the potential costs related thereto;
●	a disruption in our IT systems and costs necessary to maintain and update our IT systems;
●	natural or man-made disruptions to our facilities;
●	our exposure to greater than anticipated tax liabilities;
●	the risk of our foreign operations, including currency rate fluctuations;
●	the imposition of tariffs and other trade barriers, and the effect of retaliatory trade measures;
●	our inability to engage in activities that may be in our best long-term interests because of restrictions in our debt agreements;
●	our current level of indebtedness and our potential to incur additional indebtedness;
●	our ability to obtain additional financing on acceptable terms, if at all;
●	our holding company structure;
●	the influence of AEA Investors LP and certain affiliates thereof on us; and
●	future sales of our common stock.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance and actual results and events may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of the filing of this Quarterly Report on Form 10-Q.

PART I – Financial Information

Item 1. Financial Statements

GMS Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	July 31,	April 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$24,123	$47,338
Trade accounts and notes receivable, net of allowances of $6,683 and $6,432, respectively	473,411	445,771
Inventories, net	295,553	290,829
Prepaid expenses and other current assets	17,925	18,368
Total current assets	811,012	802,306
Property and equipment, net of accumulated depreciation of $132,815 and $123,583, respectively	287,535	282,349
Operating lease right-of-use assets	111,213	—
Goodwill	622,032	617,327
Intangible assets, net	419,250	429,313
Deferred income taxes	7,410	4,676
Other assets	15,942	13,583
Total assets	$2,274,394	$2,149,554
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$164,794	$173,751
Accrued compensation and employee benefits	36,606	62,858
Other accrued expenses and current liabilities	70,669	79,848
Current portion of long-term debt	49,308	42,118
Current portion of operating lease liabilities	32,622	—
Total current liabilities	353,999	358,575
Non-current liabilities:
Long-term debt, less current portion	1,111,697	1,099,077
Long-term operating lease liabilities	83,384	—
Deferred income taxes, net	9,647	10,226
Other liabilities	45,191	41,571
Liabilities to noncontrolling interest holders, less current portion	8,181	10,929
Total liabilities	1,612,099	1,520,378
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 41,589 and 40,375 shares issued and outstanding as of July 31, 2019 and April 30, 2019, respectively	416	404
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of July 31, 2019 and April 30, 2019	—	—
Exchangeable shares	—	29,639
Additional paid-in capital	512,244	480,113
Retained earnings	170,414	145,594
Accumulated other comprehensive loss	(20,779)	(26,574)
Total stockholders' equity	662,295	629,176
Total liabilities and stockholders' equity	$2,274,394	$2,149,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	July 31,
	2019	2018
Net sales	$847,176	$778,144
Cost of sales (exclusive of depreciation and amortization shown separately below)	573,522	533,328
Gross profit	273,654	244,816
Operating expenses:
Selling, general and administrative	194,631	185,435
Depreciation and amortization	29,275	26,322
Total operating expenses	223,906	211,757
Operating income	49,748	33,059
Other (expense) income:
Interest expense	(18,277)	(16,188)
Change in fair value of financial instruments	—	(6,019)
Other income, net	939	634
Total other expense, net	(17,338)	(21,573)
Income before taxes	32,410	11,486
Provision for income taxes	7,590	2,836
Net income	$24,820	$8,650
Weighted average common shares outstanding:
Basic	41,001	41,094
Diluted	41,615	42,074
Net income per common share(1):
Basic	$0.60	$0.21
Diluted	$0.59	$0.20
Comprehensive income
Net income	$24,820	$8,650
Foreign currency translation income (loss)	11,860	(3,791)
Changes in other comprehensive income, net of tax	(6,065)	113
Comprehensive income	$30,615	$4,972
(1)	See Note 15 for detailed calculations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

						Accumulated
				Additional		Other	Total
	Common Stock		Exchangeable	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Loss	Equity
Balances as of April 30, 2019	40,375	$404	$29,639	$480,113	$145,594	$(26,574)	$629,176
Net income	—	—	—	—	24,820	—	24,820
Exercise of Exchangeable Shares	1,129	11	(29,639)	29,628	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	11,860	11,860
Change in other comprehensive loss, net of tax	—	—	—	—	—	(6,065)	(6,065)
Equity-based compensation	—	—	—	1,349	—	—	1,349
Exercise of stock options	9	—	—	133	—	—	133
Issuance of common stock pursuant to employee stock purchase plan	76	1	—	1,021	—	—	1,022
Balances as of July 31, 2019	41,589	$416	$—	$512,244	$170,414	$(20,779)	$662,295

						Accumulated
				Additional		Other	Total
	Common Stock		Exchangeable	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Income (Loss)	Equity
Balances as of April 30, 2018	41,069	$411	$—	$489,007	$89,592	$441	$579,451
Net income	—	—	—	—	8,650	—	8,650
Issuance of Exchangeable Shares	—	—	33,194	—	—	—	33,194
Foreign currency translation adjustments	—	—	—	—	—	(3,791)	(3,791)
Change in other comprehensive income (loss), net of tax	—	—	—	—	—	113	113
Equity-based compensation	—	—	—	358	—	—	358
Tax withholding related to net share settlements of equity awards	—	—	—	(7)	—	—	(7)
Exercise of stock options	35	—	—	431	—	—	431
Issuance of common stock pursuant to employee stock purchase plan	35	—	—	881	—	—	881
Balances as of July 31, 2018	41,139	$411	$33,194	$490,670	$98,242	$(3,237)	$619,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	July 31,
	2019	2018
Cash flows from operating activities:
Net income	$24,820	$8,650
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	29,275	26,322
Write-off and amortization of debt discount and debt issuance costs	835	825
Provision for losses on accounts and notes receivable	657	148
Provision for obsolescence of inventory	119	(22)
Effects of fair value adjustments to inventory	151	4,129
Increase in fair value of contingent consideration	228	229
Equity-based compensation	2,071	1,269
Gain on sale and disposal of assets	(156)	(121)
Change in fair value of financial instruments	—	6,019
Deferred income taxes	(1,440)	(571)
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(23,230)	(40,974)
Inventories	18	(20,943)
Prepaid expenses and other assets	(1,359)	416
Accounts payable	(9,526)	(1,696)
Accrued compensation and employee benefits	(26,347)	(22,945)
Derivative liability	—	(10,778)
Other accrued expenses and liabilities	(8,556)	2,219
Cash used in operating activities	(12,440)	(47,824)
Cash flows from investing activities:
Purchases of property and equipment	(5,891)	(3,793)
Proceeds from sale of assets	232	266
Acquisition of businesses, net of cash acquired	(10,633)	(575,499)
Cash used in investing activities	(16,292)	(579,026)
Cash flows from financing activities:
Repayments on the revolving credit facility	(262,107)	(176,769)
Borrowings from the revolving credit facility	274,810	392,170
Payments of principal on long-term debt	(2,492)	(2,492)
Payments of principal on finance lease obligations	(6,021)	(3,998)
Borrowings from term loan	—	996,840
Repayments from term loan	—	(571,840)
Debt issuance costs	—	(7,933)
Proceeds from exercises of stock options	133	431
Other financing activities	1,022	873
Cash provided by financing activities	5,345	627,282
Effect of exchange rates on cash and cash equivalents	172	(4)
(Decrease) increase in cash and cash equivalents	(23,215)	428
Cash and cash equivalents, beginning of period	47,338	36,437
Cash and cash equivalents, end of period	$24,123	$36,865
Supplemental cash flow disclosures:
Cash paid for income taxes	$18,776	$958
Cash paid for interest	17,011	10,980

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

Principles of Consolidation

The condensed consolidated financial statements present the results of operations, financial position, stockholders’ equity and cash flows of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The results of operations of businesses acquired are included from their respective dates of acquisition.

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

Insurance Liabilities

The Company is self-insured for certain losses related to medical claims. The Company has stop-loss coverage to limit the exposure arising from medical claims. In addition, the Company has deductible-based insurance policies for certain losses related to general liability, automobile and workers’ compensation. The deductible amount per incident is $0.3 million, $0.5 million and $1.0 million for general liability, workers’ compensation and automobile, respectively. The coverage consists of a primary layer and an excess layer. The primary layer of coverage is from $0.5 million to $2.0 million and the excess layer cover claims from $2.0 million to $100.0 million. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Insurance losses for claims filed

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors, actuarial assumptions and historical loss development experience.

As of July 31, 2019 and April 30, 2019, the aggregate liabilities for medical self-insurance were $3.9 million and $3.4 million, respectively, and are included in other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheets. As of July 31, 2019 and April 30, 2019, reserves for general liability, automobile and workers’ compensation totaled approximately $18.2 million and $17.7 million, respectively, and are included in other accrued expenses and current liabilities and other liabilities in the Condensed Consolidated Balance Sheets. As of July 31, 2019 and April 30, 2019, expected recoveries for medical self-insurance, general liability, automobile and workers’ compensation totaled approximately $6.2 million and $6.0 million, respectively, and are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheets.

Income Taxes

The Company considers each interim period an integral part of the annual period and measures tax expense (benefit) using an estimated annual effective income tax rate. Estimates of the annual effective income tax rate at the end of interim periods are, out of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. The Company forecasts its estimated annual effective income tax rate and then applies that rate to its year-to-date pre-tax ordinary income (loss), subject to certain loss limitation provisions. In addition, certain specific transactions are excluded from the Company’s estimated annual effective tax rate computation, but are discretely recognized within income tax expense (benefit) in their respective interim period. Future changes in the forecasted annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.

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

Deferred tax assets and liabilities are computed by applying the federal, provincial and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Authoritative guidance for fair value measurements establishes a three-level hierarchy that prioritizes the inputs to valuation models based upon the degree to which they are observable. The three levels of the fair value measurement hierarchy are as follows:

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The carrying values of the Company’s cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their short-term nature. Based on borrowing rates available to the Company for loans with similar terms, the carrying values of the Company’s debt instruments approximate fair value. See Note 11, “Fair Value Measurements,” for additional information with respect to the Company’s fair value measurements.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding shares of common stock for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including stock options and restricted stock units (collectively “Common Stock Equivalents”), were exercised or converted into common stock. The dilutive effect of outstanding stock options and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise and the amount of compensation cost attributed to future services and not yet recognized. Diluted earnings per share is computed by increasing the weighted-average number of outstanding shares of common stock computed in basic earnings per share to include the dilutive effect of Common Stock Equivalents for the period. In periods of net loss, the number of shares used to calculate diluted loss per share is the same as basic net loss per share.

The holders of the Company’s Exchangeable Shares (as defined in Note 8, “Stockholders’ Equity”) were entitled to receive dividends or distributions that are equal to any dividends or distributions on the Company’s common stock. As a result, when the Exchangeable Shares were outstanding, they were classified as a participating security and thereby required the allocation of income that would have otherwise been available to common stockholders when calculating earnings per share. Diluted earnings per share is calculated by utilizing the most dilutive result of the if-converted and two-class methods. In both methods, net income attributable to common stockholders and the weighted-average common shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules.

Recently Adopted Accounting Pronouncements

Leases—In February 2016, the FASB issued authoritative guidance on accounting for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with such classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for the Company’s fiscal year beginning May 1, 2019 (the first day of fiscal 2020), including interim reporting periods within that fiscal year. A modified transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

On July 30, 2018, the FASB issued new guidance that provided entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company adopted the new lease standard on May 1, 2019 using the optional transition method. The Company elected the package of practical expedients permitted in the guidance, which among other things, allows the Company to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. The Company also elected to use the practical expedient to not separate lease and nonlease components. The Company did not elect the hindsight practical expedient. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off the Consolidated Balance Sheet.

The adoption of the standard resulted in the recording of operating lease ROU assets and operating lease liabilities of $118.8 million on the Condensed Consolidated Balance Sheet as of the adoption date. The Company also

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

reclassed deferred rent of $4.8 million from liabilities into its operating lease ROU assets. The adoption did not have a material impact on the Company’s Statement of Operations or Statement of Cash Flows. See Note 6, “Leases,” for information and disclosures regarding leases.

Recently Issued Accounting Pronouncements

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

See Note 14, “Segments,” for information regarding disaggregation of revenue, including revenue by product and by geographic area.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Contract Balances

Receivables from contracts with customers were $457.8 million and $431.4 million as of July 31, 2019 and April 30, 2019, respectively. The Company did not have material amounts of contract assets or liabilities as of July 31, 2019 or April 30, 2019.

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

On June 3, 2019, the Company acquired the acoustical and drywall operations of J.P. Hart Lumber Company (“Hart Acoustical and Drywall Supply”). Hart Acoustical and Drywall Supply distributes drywall, metal studs, insulation and ceiling tiles through two locations in San Antonio, TX and one location in La Feria, TX. The impact of this acquisition is not material to the Company’s Consolidated Financial Statements.

4. Goodwill and Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill during the three months ended July 31, 2019:

Carrying
Amount
(in thousands)
Balance as of April 30, 2019	$617,327
Goodwill acquired	862
Translation adjustment	3,843
Balance as of July 31, 2019	$622,032

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Intangible Assets

The following tables present the components of the Company’s definite-lived intangible assets as of July 31, 2019 and April 30, 2019:

	Estimated	Weighted	July 31, 2019
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 16	12.8	$527,732	$229,991	$297,741
Definite-lived tradenames	5 - 20	16.3	56,659	7,939	48,720
Vendor agreements	8 - 10	8.3	6,644	3,963	2,681
Developed technology	5	4.9	5,322	1,263	4,059
Leasehold interests	1 - 15	7.6	3,725	1,696	2,029
Other	3 - 5	3.4	4,178	1,525	2,653
Totals			$604,260	$246,377	$357,883

	Estimated	Weighted	April 30, 2019
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 16	12.8	$520,703	$214,044	$306,659
Definite-lived tradenames	5 - 20	16.3	56,018	6,993	49,025
Vendor agreements	8 - 10	8.3	6,644	3,761	2,883
Developed technology	5	4.9	5,209	971	4,238
Leasehold interests	1 - 15	7.6	3,707	1,502	2,205
Other	3 - 5	3.4	4,118	1,182	2,936
Totals			$596,399	$228,453	$367,946

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flows generated by such assets, and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $16.9 million and $15.7 million for the three months ended July 31, 2019 and 2018, respectively. Amortization expense is recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $48.6 million during the remaining nine months in the fiscal year ending April 30, 2020 and $55.4 million, $46.4 million, $38.7 million, $31.5 million and $137.3 million during the fiscal years ending April 30, 2021, 2022, 2023, 2024 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

The Company’s indefinite-lived intangible assets consist of tradenames that had a carrying amount of $61.4 million as of July 31, 2019 and April 30, 2019.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Long-Term Debt

The Company’s long-term debt consisted of the following as of July 31, 2019 and April 30, 2019:

	July 31,	April 30,
	2019	2019
	(in thousands)
First Lien Facility (1) (2)	$970,754	$972,650
ABL Facility	53,673	43,972
Finance lease obligations	114,043	109,286
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2024 (3)	19,494	15,287
Titan Facility	3,041	—
Carrying value of debt	1,161,005	1,141,195
Less current portion	49,308	42,118
Long-term debt	$1,111,697	$1,099,077
(1)	Net of unamortized discount of $2,059 and $2,149 as of July 31, 2019 and April 30, 2019, respectively.
(2)	Net of deferred financing costs of $11,566 and $12,072 as of July 31, 2019 and April 30, 2019, respectively.
(3)	Net of unamortized discount of $1,127 and $1,200 as of July 31, 2019 and April 30, 2019, respectively.

First Lien Facility

The Company has a senior secured first lien term loan facility (the "First Lien Facility") with aggregate principal amount of $984.4 million outstanding as of July 31, 2019. The First Lien Facility is due in June 2025 and the Company is required to make quarterly principal payments of 0.25% of the aggregate principal amount. The First Lien Facility bears interest at a floating rate based on LIBOR plus 2.75%, with a 0% floor. As of July 31, 2019, the applicable rate of interest was 4.98%.

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

At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based at LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. As of July 31, 2019, the applicable rate of interest was 4.18%. The ABL Facility also contains an unused commitment fee subject to utilization, as included in the ABL Facility agreement.

During the three months ended July 31, 2019, the Company made net borrowings under the ABL facility of $9.7 million. As of July 31, 2019, the Company had available borrowing capacity of approximately $281.7 million under the ABL Facility. The ABL Facility will mature on November 18, 2021 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the First Lien Facility.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Covenants under the First Lien Facility and ABL Facility

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all restrictive covenants as of July 31, 2019.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of July 31, 2019.

Titan Revolving Credit Facility

Through its WSB Titan (“Titan”) subsidiary, the Company has a revolving credit facility (the “Titan Facility”) that provides for aggregate revolving commitments of $22.8 million ($30.0 million Canadian dollars). The Titan Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. During the three months ended July 31, 2019, the Company made net borrowings under the Titan facility of $3.0 million. As of July 31, 2019, the Company had available borrowing capacity of approximately $14.7 million under the Titan Facility. The Titan Facility matures on June 28, 2022.

Debt Maturities

As of July 31, 2019, the maturities of long-term debt were as follows

	First Lien	ABL	Finance	Installment	Titan
	Facility(1)	Facility	Leases	Notes(2)	Facility	Total
Years ending April 30,	(in thousands)
2020 (remaining nine months)	$7,476	$—	$22,446	$4,264	$3,041	$37,227
2021	9,968	—	28,807	4,874	—	43,649
2022	9,968	53,673	25,493	4,438	—	93,572
2023	9,968	—	19,888	4,405	—	34,261
2024	9,968	—	12,958	1,781	—	24,707
Thereafter	937,031	—	4,451	859	—	942,341
	$984,379	$53,673	$114,043	$20,621	$3,041	$1,175,757
(1)	Gross of unamortized discount of $2,059 and deferred financing costs of $11,566 as of July 31, 2019.
(2)	Gross of unamortized discount of $1,127 as of July 31, 2019.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Leases

The Company leases office and warehouse facilities, distribution equipment and its fleet of vehicles. The Company’s leases have lease terms ranging from one to eleven years. The Company’s facility leases generally contain renewal options for periods ranging from one to five years. The exercise of lease renewal options is typically at the Company’s sole discretion. The Company does not recognize ROU assets or lease liabilities for renewal options unless it is determined that the Company is reasonably certain of exercising renewal options at lease inception. Certain of the Company’s equipment leases include options to purchase the leased property and certain of the Company’s equipment leases contain residual value guarantees. Any residual value payment deemed probable is included in the Company’s lease liability. The Company’s lease agreements do not contain any material restrictive covenants.

The Company determines if an arrangement is a lease at inception and evaluates whether the lease meets the classification criteria of a finance or operating lease. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term operating lease liabilities in the Condensed Consolidated Balance Sheet. Finance leases are included in property and equipment, current portion of long-term debt and long-term debt in the Condensed Consolidated Balance Sheet.

Lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of future payments. The Company determines its incremental borrowing rate based on the applicable lease terms and the current economic environment. Lease ROU assets also include any lease payments made in advance and excludes lease incentives and initial direct costs incurred. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvements funding or other lease concessions. Lease expense is recognized on a straight-line basis based on the fixed component over the lease term. Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs for leased facilities and vehicles and equipment, which are paid based on actual costs incurred.

The components of lease expense were as follows:

Three Months
Ended
July 31, 2019
(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$6,059
Interest on lease liabilities	3,422
Operating lease cost	10,420
Variable lease cost	3,199
Total lease cost	$23,100

Operating lease cost, including variable lease cost, is included in selling, general and administrative expenses; amortization of finance ROU assets is included in depreciation and amortization; and interest on finance lease liabilities is included in interest expense in the Condensed Consolidated Statement of Operations.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental cash flow information related to leases was as follows:

Three Months
Ended
July 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,236
Operating cash flows from finance leases	3,422
Financing cash flows from finance leases	6,021
Right-of-use assets obtained in exchange for lease obligations
Operating leases	6,241
Finance leases	11,874

Other information related to leases was as follows:

July 31, 2019
(in thousands)
Finance leases included in property and equipment
Property and equipment	$143,274
Accumulated depreciation	(31,564)
Property and equipment, net	$111,710
Weighted-average remaining lease term (years)
Operating leases	4.7
Finance leases	4.2
Weighted-average discount rate
Operating leases	5.5%
Finance leases	5.4%

Future minimum lease payments under non-cancellable leases as of July 31, 2019 were as follows:

	Finance	Operating
Year Ended April 30,
2020 (remaining nine months)	$31,712	$29,362
2021	38,061	31,829
2022	31,246	23,263
2023	22,544	16,999
2024	13,703	12,400
Thereafter	4,561	18,707
Total lease payments	$141,827	$132,560
Less imputed interest	27,784	16,554
Total	$114,043	$116,006

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 23.4% and 24.7% for the three months ended July 31, 2019 and 2018, respectively. The increase in the effective income tax rate over the U.S. federal statutory rate of 21.0% is primarily due to the impact of foreign tax rates and state taxes as well as other tax effects associated with the acquisition of Titan.

The Company is subject to provisions of the Tax Act related to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

In general, the Company no longer intends to permanently reinvest its accumulated earnings in its non-U.S. subsidiaries and will continue to periodically distribute the earnings on an as needed basis. To the extent there is unremitted earnings in future years, the Company does not anticipate significant tax consequences as there is sufficient paid up capital in Canada to return the cash free of withholding taxes.

Valuation allowance. The Company had a valuation allowance of $1.4 million and $1.1 million against its deferred tax assets related to certain U.S. tax jurisdictions as of July 31, 2019 and April 30, 2019, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.

Uncertain tax positions. The Company had no reserve for uncertain tax positions as of July 31, 2019 or April 30, 2019.

8. Stockholders’ Equity

Exchangeable Shares

In connection with the acquisition of WSB Titan on June 1, 2018, the Company issued 1.1 million shares of equity that were exchangeable for the Company’s common stock (“Exchangeable Shares”). The Exchangeable Shares were issued by an indirect wholly-owned subsidiary of the Company. The Exchangeable Shares ranked senior to the Company’s common stock with respect to dividend rights and rights on liquidation, dissolution and winding-up. The holders of the Exchangeable Shares were entitled to receive dividends or distributions that were equal to any dividends or distributions on the Company’s common stock. The holders of the Exchangeable Shares did not have voting rights.

The Exchangeable Shares contained rights that allowed the holders to exchange their Exchangeable Shares for GMS common stock at any time on a one-for-one basis. If converted, the holders were prevented from transferring such GMS common stock for one year from the Titan acquisition date. On June 13, 2019, the holders of the Exchangeable Shares exchanged all of the Exchangeable Shares for 1.1 million shares of the Company’s common stock. Following such exchange, the Exchangeable Shares ceased to be outstanding.

Share Repurchase Program

On November 30, 2018, the Company’s Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million outstanding common stock. The Company may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

The Company did not repurchase any shares of its common stock during the three months ended July 31, 2019. As of July 31, 2019, the Company had $58.5 million remaining under its repurchase program.

Accumulated Other Comprehensive Loss

The following table sets forth the changes to accumulated other comprehensive loss, net of tax, by component for the three months ended July 31, 2019:

Accumulated
Other
Comprehensive
Loss
(in thousands)
Accumulated other comprehensive loss as of April 30, 2019	$(26,574)
Foreign currency translation adjustments	11,860
Other comprehensive loss on derivative instruments	(6,065)
Accumulated other comprehensive loss as of July 31, 2019	$(20,779)

Other comprehensive loss on derivative instruments for the three months ended July 31, 2019 is net of $1.9 million of tax.

9. Equity-Based Compensation

General

The Company measures compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognizes compensation expense, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the quoted price of GMS’s common stock on the date of grant. The Company estimates forfeitures based on historical analysis of actual forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually.

Equity-based compensation expense related to stock options and restricted stock units was $1.2 million and $0.3 during the three months ended July 31, 2019 and 2018, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock Option Awards

The following table presents stock option activity for the three months ended July 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2019	2,080	$16.34	6.15	$7,615
Options granted	85	18.04
Options exercised	(9)	14.77
Options forfeited	(6)	37.49
Options expired	—	—
Outstanding as of July 31, 2019	2,150	$16.36	6.04	$15,284
Exercisable as of July 31, 2019	1,645	$13.70	5.16	$14,902
Vested and expected to vest as of July 31, 2019	2,144	$16.33	6.03	$15,284

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the three months ended July 31, 2019 and 2018 was $0.1 million and $0.5 million, respectively. As of July 31, 2019, there was $3.2 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

There were no stock options granted during the three months ended July 31, 2018. The fair value of stock options granted during the three months ended July 31, 2019 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Three Months
Ended
July 31, 2019
Volatility	48.96%
Expected life (years)	6.0
Risk-free interest rate	2.36%
Dividend yield	—%

The weighted average grant date fair value of options granted during the three months ended July 31, 2019 was $8.84 per share. The expected volatility was based on historical and implied volatility. The expected life of stock options was based on previous history of exercises. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield was 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the trading day immediately preceding the date of the grant.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Restricted Stock Units

The following table presents restricted stock unit activity for the three months ended July 31, 2019:

		Weighted
	Number of	Average
	Restricted	Exercise
	Stock Units	Price
	(shares in thousands)
Outstanding as of April 30, 2019	193	$25.48
Granted	42	18.04
Vested	—	—
Forfeited	(2)	37.49
Outstanding as of July 31, 2019	233	$24.09

As of  July 31, 2019, there was $3.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During the three months ended July 31, 2019, 0.1 million shares of the Company’s common stock were purchased under the ESPP at an average price of $13.37 per share. The Company recognized $0.2 million and $0.1 million of stock-based compensation expense during the three months ended July 31, 2019 and 2018, respectively, related to the ESPP.

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests for the three months ended July 31, 2019:

	Stock		Redeemable
	Appreciation	Deferred	Noncontrolling
	Rights	Compensation	Interests
	(in thousands)
Balance as of April 30, 2019	$23,458	$1,695	$12,498
Amounts redeemed	(361)	(116)	(4,921)
Change in fair value	60	57	604
Balance as of July 31, 2019	$23,157	$1,636	$8,181

Classified as current as of April 30, 2019	$1,355	$108	$1,569
Classified as long-term as of April 30, 2019	22,103	1,587	10,929

Classified as current as of July 31, 2019	$1,190	$—	$—
Classified as long-term as of July 31, 2019	21,967	1,636	8,181

Total expense related to these instruments was $0.7 million and $0.9 million during the three months ended July 31, 2019 and 2018, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock Appreciation Rights

Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over five years, upon a triggering event. As of July 31, 2019, all stock appreciation rights were vested.

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

Redeemable Noncontrolling Interests

Noncontrolling interests were issued to certain employees of certain of the Company’s subsidiaries. All of the noncontrolling interest awards are subject to mandatory redemption on termination of employment for any reason. These instruments are redeemed in cash or installment notes, generally paid in annual installments over the five years following termination of employment. Liabilities related to these agreements are classified as share-based liability awards and are measured at intrinsic value. Intrinsic value is determined to be the stated redemption value of the shares. Under the terms of the employee agreements, the redemption value is determined based on the book value of the subsidiary, as adjusted for certain items.

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

11. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of July 31, 2019 and April 30, 2019:

	July 31,	April 30,
	2019	2019
	(in thousands)
Liabilities:
Interest rate swap (Level 2)	$13,551	$5,613
Stock appreciation rights (Level 3)	23,157	23,458
Deferred compensation (Level 3)	1,636	1,695
Noncontrolling interest holders (Level 3)	8,181	12,498
Contingent consideration (Level 3)	12,577	12,354

Derivative instruments. The Company has interest rate swap agreements with a notional amount of $500.0 million that convert the variable interest rate on its First Lien Facility to a fixed 1-month LIBOR interest rate of 2.46%. The contracts were effective on February 28, 2019 and terminate on February 28, 2023. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company believes there have been no material changes in the creditworthiness of the counterparty to this interest rate swap and believes the risk of nonperformance by such party is minimal. The Company designated the interest rate swaps

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

as a cash flow hedges. The derivative instruments are classified in other liabilities in the Condensed Consolidated Balance Sheets as of July 31, 2019 and April 30, 2019.

The fair value of derivative instruments is determined using Level 2 inputs. Generally, the Company obtains the Level 2 inputs from its counterparties. Substantially all of the inputs are observable in the marketplace throughout the full term of the instruments, which can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The fair value of the Company’s interest rate swap was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities.

Stock appreciation rights, deferred compensation and redeemable noncontrolling interests. The fair values of stock appreciation rights, deferred compensation and redeemable noncontrolling interests are determined using Level 3 inputs. These inputs include a volatility rate based on comparable entities, a discount rate, the expected time to redemption of the liabilities, historical values of the book equity of certain subsidiaries and market information for comparable entities. The use of these inputs to derive the fair value of the liabilities at a point in time can result in volatility to the financial statements. See Note 10, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests,” for a reconciliation of the beginning and ending balances.

Contingent consideration. In connection with the acquisition of Titan, the Company assumed certain contingent consideration arrangements. The fair value of contingent consideration is determined using Level 3 inputs. These inputs include a discount rate and probability adjusted payments. During the three months ended July 31, 2019, the Company recorded expense of $0.2 million related to the contingent consideration, which was included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 3, “Business Acquisitions.” There were no material long-lived asset impairments during the three months ended July 31, 2019 or 2018.

12. Transactions With Related Parties

The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. Certain executive officers and stockholders of the Company are stockholders of SWP, which was spun-off from Gypsum Management and Supply, Inc. on August 31, 2012. The Company purchased inventory from SWP for distribution in the amount of $3.6 million and $3.4 million during the three months ended July 31, 2019 and 2018, respectively. Amounts due to SWP for purchases of inventory for distribution were $1.1 million and $1.2 million as of July 31, 2019 and April 30, 2019, respectively, and are included in accounts payable in the Condensed Consolidated Balance Sheets.

13. Commitments and Contingencies

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

14. Segments

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

In addition, we utilize Adjusted EBITDA in certain calculations under the ABL Facility and the First Lien Facility. The ABL Facility and the First Lien Facility permit us to make certain additional adjustments in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this Quarterly Report on Form 10-Q.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Non-GAAP Financial Measures” for a further discussion of this non-GAAP measure.

The following tables present segment results for the three months ended July 31, 2019 and 2018:

	Three Months Ended July 31, 2019
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$840,157	$271,354	$28,934	$83,082
Other	7,019	2,300	52	506
Corporate	—	—	289	—
	$847,176	$273,654	$29,275	$83,588

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended July 31, 2018
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$771,550	$242,575	$25,855	$74,595
Other	6,594	2,241	58	677
Corporate	—	—	409	—
	$778,144	$244,816	$26,322	$75,272

The following table presents a reconciliation of Adjusted EBITDA to net income for the three months ended July 31, 2019 and 2018:

	Three Months Ended
	July 31,
	2019	2018
	(in thousands)
Net income	$24,820	$8,650
Interest expense	18,277	16,188
Interest income	(12)	(236)
Provision for income taxes	7,590	2,836
Depreciation expense	12,422	10,610
Amortization expense	16,853	15,712
Stock appreciation expense(a)	60	334
Redeemable noncontrolling interests(b)	662	531
Equity-based compensation(c)	1,395	404
Severance and other permitted costs(d)	554	4,836
Transaction costs (acquisitions and other)(e)	972	4,753
Gain on sale of assets	(156)	(121)
Effects of fair value adjustments to inventory(f)	151	4,129
Change in fair value of financial instruments(g)	—	6,019
Debt transaction costs(h)	—	627
Adjusted EBITDA	$83,588	$75,272
(a)	Represents non-cash expense related to stock appreciation rights agreements.
(b)	Represents non-cash compensation expense related to changes in the fair values of noncontrolling interests.
(c)	Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents costs related to acquisitions paid to third parties.
(f)	Represents the non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(g)	Represents the mark-to-market adjustments for derivative financial instruments.
(h)	Represents costs paid to third-party advisors related to debt refinancing activities.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the three months ended July 31, 2019, the Company recorded operating lease ROU assets as a result of the adoption of the new lease guidance. The Company’s geographic divisions, other and corporate segments, recorded $113.3 million, $0.3 million and $5.2 million, respectively, of operating lease ROU assets as of the transition date.

Revenues by Product

The following table presents the Company’s net sales to external customers by main product lines for the three months ended July 31, 2019 and 2018:

	Three Months Ended
	July 31,
	2019	2018
	(in thousands)
Wallboard	$341,595	$317,735
Ceilings	129,110	115,855
Steel framing	131,829	129,112
Other products	244,642	215,442
Total net sales	$847,176	$778,144

Geographic Information

The following table presents the Company’s net sales by major geographic area for the three months ended July 31, 2019 and 2018:

	Three Months Ended
	July 31,
	2019	2018
	(in thousands)
United States	$731,343	$690,731
Canada	115,833	87,413
Total net sales	$847,176	$778,144

Net sales for Canada for the three months ended July 31, 2019 includes three months of net sales compared to two months for the three months ended July 31, 2018 due to our acquisition of Titan on June 1, 2018. The average exchange rate for translating Canada net sales from Canadian dollars to U.S. dollars was 0.7518 for the three months ended July 31, 2019 and 0.7652 for the two months ended July 31, 2018.

The following table presents the Company’s property and equipment, net, by major geographic area as of July 31, 2019 and April 30, 2019:

	July 31,	April 30,
	2019	2019
	(in thousands)
United States	$255,037	$249,857
Canada	32,498	32,492
Total property and equipment, net	$287,535	$282,349

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

15. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended July 31, 2019 and 2018:

	Three Months Ended
	July 31,
	2019	2018
	(in thousands, except per share data)
Net income	$24,820	$8,650
Less: Net income allocated to participating securities	319	156
Net income attributable to common stockholders	$24,501	$8,494
Basic earnings per common share:
Basic weighted average common shares outstanding	41,001	41,094
Basic earnings per common share	$0.60	$0.21
Diluted earnings per common share:
Basic weighted average common shares outstanding	41,001	41,094
Add: Common Stock Equivalents	614	980
Diluted weighted average common shares outstanding	41,615	42,074
Diluted earnings per common share	$0.59	$0.20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended April 30, 2019.

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

Business Strategy

Our growth strategy includes increasing our market share within our existing footprint, expanding into new markets by opening new branches and acquiring competitors. We expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships. In addition, we will continue to selectively pursue acquisitions. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model and have an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy.

Acquisition of Titan

On June 1, 2018, we acquired all of the outstanding equity interests of WSB Titan (“Titan”), a distributer of drywall, lumber, commercial and residential building materials. Titan is Canada’s largest gypsum specialty dealer with 30 locations across five provinces in Canada. The stated purchase price was $627.0 million ($800.0 million Canadian dollars). As part of the consideration, certain members of Titan’s management converted a portion of their ownership position into 1.1 million shares of equity that were exchanged for 1.1 million shares of the Company’s common stock in June 2019. The transaction extended our leadership position in North America with expanded scale and footprint, expanded our geographic coverage into the Canadian market and has created opportunities for further expansion in Canada.

Fiscal 2020 Acquisition

On June 3, 2019, we acquired the acoustical and drywall operations of J.P. Hart Lumber Company (“Hart Acoustical and Drywall Supply”). Hart Acoustical and Drywall Supply distributes drywall, metal studs, insulation and ceiling tiles through two locations in San Antonio, TX and one location in La Feria, TX.

Our Products

The following is a summary of our net sales by product group for the three months ended July 31, 2019 and 2018:

	Three Months Ended
	July 31,	% of	July 31,	% of
	2019	Total	2018	Total
	(dollars in thousands)
Wallboard	$341,595	40.3%	$317,735	40.8%
Ceilings	129,110	15.2%	115,855	14.9%
Steel framing	131,829	15.6%	129,112	16.6%
Other products	244,642	28.9%	215,442	27.7%
Total net sales	$847,176		$778,144

Results of Operations

The following table summarizes key components of our results of operations for the three months ended July 31, 2019 and 2018:

	Three Months Ended
	July 31,
	2019	2018
	(dollars in thousands)
Statement of operations data(1):
Net sales	$847,176	$778,144
Cost of sales (exclusive of depreciation and amortization shown separately below)	573,522	533,328
Gross profit	273,654	244,816
Operating expenses:
Selling, general and administrative expenses	194,631	185,435
Depreciation and amortization	29,275	26,322
Total operating expenses	223,906	211,757
Operating income	49,748	33,059
Other (expense) income:
Interest expense	(18,277)	(16,188)
Change in fair value of financial instruments	—	(6,019)
Other income, net	939	634
Total other expense, net	(17,338)	(21,573)
Income before taxes	32,410	11,486
Provision for income taxes	7,590	2,836
Net income	$24,820	$8,650
Non-GAAP measures:
Adjusted EBITDA(2)	$83,588	$75,272
Adjusted EBITDA margin(2)(3)	9.9%	9.7%
(1)	The comparison of statement of operations data is affected by our acquisition of Titan on June 1, 2018. The results of operations of Titan are included in our operating results beginning on the acquisition date.
(2)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are important.
(3)	Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Net Sales

Net sales of $847.2 million increased $69.1 million, or 8.9%, during the three months ending July 31, 2019 compared to the three months ended July 31, 2018. The increase in net sales was due to the following:

●	Wallboard sales, which are impacted by both commercial and residential construction activity, increased $23.9 million, or 7.5%, compared to the three months ended July 31, 2018. The increase in wallboard sales was driven by higher organic volumes and the benefit from acquisitions, partially offset by a slight decrease in price.
●	Ceilings sales increased $13.3 million, or 11.4%, compared to the three months ended July 31, 2018. The increase in ceilings sales was primarily due to higher organic volumes, the positive impact of acquisitions and higher pricing.
●	Steel framing sales increased $2.7 million, or 2.1%, compared to the three months ended July 31, 2018. The increase in steel framing sales was driven by higher organic volumes and the positive impact of acquisitions, partially offset by lower pricing.
●	Other products sales, which includes insulation, joint treatment, tools, lumber and various other specialty building products, increased $29.2 million, or 13.6%, compared to the three months ended July 31, 2018. The increase was due to the positive impact of acquisitions, as well as higher organic growth.

Organic net sales increased $26.1 million, or 3.4%, during the three months ending July 31, 2019 compared to the prior year period primarily driven by an increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction.

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended July 31, 2019:

Three Months
Ended
July 31, 2019
(in thousands)
Net sales	$847,176
Recently acquired net sales (1)	(43,808)
Impact of foreign currency (2)	847
Base business net sales (3)	$804,215
(1)	Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended July 31, 2019, this includes our acquisitions of Titan on June 1, 2018, Commercial Builders Group, LLC on March 4, 2019 and Hart Acoustical and Drywall Supply on June 3, 2019.
(2)	Represents the impact of foreign currency translation on net sales.
(3)	Represents net sales of existing branches and branches that were opened by us during the period presented.

During the three months ended July 31, 2019, we modified our calculation of organic sales growth. When calculating organic sales growth for the current period, we now exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth. Previously, we excluded net sales of businesses acquired in the current fiscal year, the prior fiscal year and three months prior to the start of the prior fiscal year.

Gross Profit and Gross Margin

Gross profit of $273.7 million for the three months ended July 31, 2019 increased $28.8 million, or 11.8%, from the three months ended July 31, 2018 as a result of higher net sales, both organically and including the positive impact of acquisitions, as well as $4.1 million of non-cash purchase accounting adjustments recorded in the prior year related to the Titan acquisition. Gross margin on net sales increased to 32.3% for the three months ended July 31, 2019 compared to 31.5% for the three months ended July 31, 2018 primarily due to net favorable price-cost dynamics, Titan purchasing synergies, and the prior year purchase accounting adjustments. During the prior year period, we recognized a $4.1 million non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value. As part of our accounting for business combinations, we are required to value inventory acquired in the business combination at its net realizable value. The inventory adjustment is typically fully recognized in cost of sales within the first month after completion of an acquisition. This step-up in basis and related expense has a negative effect on gross margins as the related inventory is sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses of $194.6 million for the three months ended July 31, 2019 increased $9.2 million, or 5.0%, from the three months ended July 31, 2018. The increase was primarily due to the inclusion of a full period of Titan’s selling, general and administrative expenses during the three months ended July 31, 2019 compared to a partial period during the three months ended July 31, 2018, as well as growth in our base business. This was partially offset by a $3.8 million decrease in transaction costs, a $4.3 million decrease in severance costs and a $0.6 million decrease in debt transaction costs. Selling, general and administrative expenses was 23.0% of our net sales during the three months ended July 31, 2019 compared to 23.8% of our net sales during the three months ended July 31, 2018. The decrease was primarily driven by costs incurred in the prior year period related to the acquisition of Titan and to the reduction in workforce implemented during the three months ended July 31, 2018 and increased cost efficiencies resulting from previous cost reduction initiatives, partially offset by investments in business initiatives, reduced operating leverage in Canada and inflationary cost pressures including those resulting from adverse weather conditions.

Depreciation and Amortization Expense

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of assets from other companies. Depreciation and amortization expense was $29.3 million for the three months ended July 31, 2019 compared to $26.3 million for the three months ended July 31, 2018. The increase was due to a $1.8 million increase in depreciation expense and a $1.1 million increase in amortization of definite-lived intangible assets. The increases were primarily attributable to expense resulting from property and equipment and definite-lived intangible assets obtained in the acquisition of Titan. The three months ended July 31, 2019 includes a full period of depreciation and amortization expense for property and equipment and intangible assets obtained in the acquisition of Titan compared to a partial period during the three months ended July 31, 2018.

Interest Expense

Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. Interest expense was $18.3 million during the three months ended July 31, 2019 compared to $16.2 million for the three months ended July 31, 2018. The increase was primarily due to an increase in the outstanding amount of debt related to the financing of the acquisition of Titan. The three months ended July 31, 2019 includes a full period of interest expense for the new debt financing compared to a partial period during the three months ended July 31, 2018.

Income Taxes

We recognized income tax expense of $7.6 million during the three months ended July 31, 2019 compared to $2.8 million during the three months ended July 31, 2018. Our effective tax rate was 23.4% and 24.7% for the three months ended July 31, 2019 and 2018, respectively. The change in the effective income tax rate from the three months ended July 31, 2018 to the three months ended July 31, 2019 was primarily due to the impact of foreign tax rates and other tax effects associated with the acquisition of Titan.

Net Income

Net income was $24.8 million during the three months ended July 31, 2019 compared to $8.7 million for the three months ended July 31, 2018. The increase in net income was primarily due to an increase in operating income, driven by the inclusion of the operating income of Titan for a full period compared to a partial period in the three months ended July 31, 2018. This was partially offset by an increase in depreciation and amortization expense resulting from property and equipment and definite-lived intangible assets obtained in the acquisition of Titan, a loss on financial instruments recognized in the prior year, an increase in income tax expense and an increase in interest expense resulting from the debt financing completed in connection with the acquisition of Titan.

Adjusted EBITDA

Adjusted EBITDA of $83.6 million for the three months ended July 31, 2019 increased $8.3 million, or 11.0%, from our Adjusted EBITDA of $75.3 million for the three months ended July 31, 2018. The increase in Adjusted EBITDA was primarily due to the inclusion of the Adjusted EBITDA of Titan for a full period compared to a partial period in the three months ended July 31, 2018 and increased cost efficiencies. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” below for how we define and calculate Adjusted EBITDA, reconciliations to net income and a description of why we believe these measures are important.

Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our revolving credit facilities to finance working capital needs and capital expenditures and to fund share repurchases. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our growth strategies, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months.

As of July 31, 2019, we had available borrowing capacity of approximately $281.7 million under our $345.0 million Asset Based Lending Credit Facility (“ABL Facility”). The ABL Facility will mature on November 18, 2021 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender.

As of July 31, 2019, we had available borrowing capacity of approximately $14.7 million under our Titan revolving credit facility (the “Titan Facility”) that provides for aggregate revolving commitments of $22.8 million ($30.0 million Canadian dollars). The Titan Facility matures on June 28, 2022.

For more information regarding our ABL Facility and other indebtedness, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

In November 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. The timing and amount of any purchases of our common stock will be subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. We did not repurchase any shares of our common stock during the three months ended July 31, 2019. As of July 31, 2019, we had $58.5 million available under our repurchase program.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended
	July 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(12,440)	$(47,824)
Cash used in investing activities	(16,292)	(579,026)
Cash provided by financing activities	5,345	627,282
Effect of exchange rates on cash and cash equivalents	172	(4)
(Decrease) increase in cash and cash equivalents	$(23,215)	$428

Operating Activities

The decrease in cash used in operating activities during the three months ended July 31, 2019 compared to the prior year period was primarily due to a $9.7 million increase in net income after adjustments for non-cash items and a $25.7 million increase in cash resulting from changes to our net working capital.

Investing Activities

The decrease in cash used in investing activities during the three months ended July 31, 2019 compared to the prior year period was primarily due to a $564.9 million decrease in cash used for acquisitions, primarily due to cash used for our acquisition of Titan in the prior year period. The decrease was partially offset by a $2.1 million increase in capital expenditures.

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods.

Financing Activities

The decrease in cash provided by financing activities during the three months ended July 31, 2019 compared to the prior year period was primarily due to debt financing entered into in the prior year period in connection with our acquisition of Titan, partially offset by an increase in principal payments on finance leases.

Debt Covenants

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants as of July 31, 2019.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of July 31, 2019.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, other than those made in the ordinary course of business.

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

In addition, we utilize Adjusted EBITDA in certain calculations under the ABL Facility and the First Lien Facility. The ABL Facility and the First Lien Facility permit us to make certain additional adjustments in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this Quarterly Report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA.

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

The following is a reconciliation of our net income to Adjusted EBITDA for the three months ended July 31, 2019 and 2018:

	Three Months Ended
	July 31,
	2019	2018
	(in thousands)
Net income	$24,820	$8,650
Interest expense	18,277	16,188
Interest income	(12)	(236)
Provision for income taxes	7,590	2,836
Depreciation expense	12,422	10,610
Amortization expense	16,853	15,712
Stock appreciation expense(a)	60	334
Redeemable noncontrolling interests(b)	662	531
Equity-based compensation(c)	1,395	404
Severance and other permitted costs(d)	554	4,836
Transaction costs (acquisitions and other)(e)	972	4,753
Gain on sale of assets	(156)	(121)
Effects of fair value adjustments to inventory(f)	151	4,129
Change in fair value of financial instruments(g)	—	6,019
Debt transaction costs(h)	—	627
Adjusted EBITDA	$83,588	$75,272

Net sales	$847,176	$778,144
Adjusted EBITDA Margin	9.9%	9.7%
(a)	Represents non-cash expense related to stock appreciation rights agreements.
(b)	Represents non-cash compensation expense related to changes in the fair values of noncontrolling interests.
(c)	Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents costs related to acquisitions paid to third parties.
(f)	Represents the non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(g)	Represents the mark-to-market adjustments for derivative financial instruments.
(h)	Represents costs paid to third-party advisors related to debt refinancing activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of July 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition. For additional information, see Note 13, “Commitments and Contingencies.”

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
3.1

Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S1 filed on May 16, 2016 (File No. 333205902)).

3.2

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S1 filed on May 16, 2016 (File No. 333205902)).

4.1

Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S1 filed on May 16, 2016 (File No. 333205902)).

10.1	*	Employment Agreement, by and between Lynn Ross and the Company, dated August 29, 2018.

10.2	*	Form of Non-Statutory Stock Option Award Agreement under the GMS Inc. Equity Incentive Plan.

10.3	*	Form of Restricted Stock Unit Award Agreement under the GMS Inc. Equity Incentive Plan.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a14(a) or Rule 15d14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a14(a) or Rule 15d14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101 SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101 CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GMS INC.

Date: August 29, 2019	By:	/s/ Lynn Ross
Lynn Ross
Interim Chief Financial Officer
(Principal Financial Officer)