Form 10-Q
period 2019-10-31
GMS Inc.
filed 2019-12-05
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

There were 42,169,225 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 29, 2019.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

●	general economic and financial conditions;
●	our dependency upon the commercial and residential construction and residential repair and remodeling, or R&R, markets;
●	competition in our highly fragmented industry and the markets in which we operate;
●	the fluctuations in prices of the products we distribute;
●	the consolidation of our industry;
●	our ability to successfully implement our strategic initiatives, including our growth strategies and cost reduction initiatives;
●	our ability to open new branches and expand into new geographic markets;
●	our ability to successfully identify acquisition candidates, complete and integrate acquisitions and realize anticipated benefits and synergies from completed acquisitions;
●	product shortages and potential loss of relationships with key suppliers;
●	the seasonality of the commercial and residential construction markets;
●	the potential loss of any significant customers;
●	exposure to product liability and various other claims and litigation;
●	our ability to attract and retain key employees and risks related our recent executive management transitions;
●	rising health care costs and labor costs, including the impact of labor and trucking shortages;

●	the reduction of the quantity of products our customers purchase;
●	the credit risk from our customers;
●	our ability to renew leases for our facilities on favorable terms or identify new facilities;
●	our ability to effectively manage our inventory as our sales volume increases or the prices of the products we distribute fluctuate;
●	an impairment of our goodwill or intangible assets;
●	the impact of federal, state, provincial and local regulations;
●	the cost of compliance with environmental, health and safety laws and other regulations;
●	significant increases in fuel costs or shortages in the supply of fuel;
●	a cybersecurity breach, including misappropriation of our customers’, employees’ or suppliers’ confidential information, and the potential costs related thereto;
●	a disruption in our IT systems and costs necessary to maintain and update our IT systems;
●	natural or man-made disruptions to our facilities;
●	our exposure to greater than anticipated tax liabilities;
●	the risk of our foreign operations, including currency rate fluctuations;
●	the imposition of tariffs and other trade barriers, and the effect of retaliatory trade measures;
●	our inability to engage in activities that may be in our best long-term interests because of restrictions in our debt agreements;
●	our current level of indebtedness and our potential to incur additional indebtedness;
●	our ability to obtain additional financing on acceptable terms, if at all; and
●	our holding company structure.

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

PART I – Financial Information

Item 1. Financial Statements

GMS Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	October 31,	April 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$36,269	$47,338
Trade accounts and notes receivable, net of allowances of $6,414 and $6,432, respectively	480,321	445,771
Inventories, net	293,465	290,829
Prepaid expenses and other current assets	19,621	18,368
Total current assets	829,676	802,306
Property and equipment, net of accumulated depreciation of $140,608 and $123,583, respectively	292,136	282,349
Operating lease right-of-use assets	107,624	—
Goodwill	621,916	617,327
Intangible assets, net	401,909	429,313
Deferred income taxes	10,199	4,676
Other assets	17,890	13,583
Total assets	$2,281,350	$2,149,554
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$168,768	$173,751
Accrued compensation and employee benefits	49,981	62,858
Other accrued expenses and current liabilities	80,034	79,848
Current portion of long-term debt	45,963	42,118
Current portion of operating lease liabilities	31,178	—
Total current liabilities	375,924	358,575
Non-current liabilities:
Long-term debt, less current portion	1,054,085	1,099,077
Long-term operating lease liabilities	81,896	—
Deferred income taxes, net	10,382	10,226
Other liabilities	63,024	52,500
Total liabilities	1,585,311	1,520,378
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 42,169 and 40,375 shares issued and outstanding as of October 31, 2019 and April 30, 2019, respectively	422	404
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of October 31, 2019 and April 30, 2019	—	—
Exchangeable shares	—	29,639
Additional paid-in capital	520,855	480,113
Retained earnings	199,552	145,594
Accumulated other comprehensive loss	(24,790)	(26,574)
Total stockholders' equity	696,039	629,176
Total liabilities and stockholders' equity	$2,281,350	$2,149,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Net sales	$861,929	$833,837	$1,709,105	$1,611,981
Cost of sales (exclusive of depreciation and amortization shown separately below)	577,436	565,687	1,150,958	1,099,015
Gross profit	284,493	268,150	558,147	512,966
Operating expenses:
Selling, general and administrative	200,457	185,268	395,088	370,703
Depreciation and amortization	29,518	30,787	58,793	57,109
Total operating expenses	229,975	216,055	453,881	427,812
Operating income	54,518	52,095	104,266	85,154
Other (expense) income:
Interest expense	(17,559)	(19,182)	(35,836)	(35,370)
Change in fair value of financial instruments	—	(376)	—	(6,395)
Write-off of debt discount and deferred financing fees	(707)	—	(707)	—
Other income, net	813	434	1,752	1,068
Total other expense, net	(17,453)	(19,124)	(34,791)	(40,697)
Income before taxes	37,065	32,971	69,475	44,457
Provision for income taxes	7,927	8,059	15,517	10,895
Net income	$29,138	$24,912	$53,958	$33,562
Weighted average common shares outstanding:
Basic	41,761	41,149	41,382	41,121
Diluted	42,635	41,918	42,126	41,996
Net income per common share(1):
Basic	$0.70	$0.59	$1.30	$0.80
Diluted	$0.68	$0.58	$1.27	$0.78
Comprehensive income
Net income	$29,138	$24,912	$53,958	$33,562
Foreign currency translation income (loss)	(409)	(4,902)	11,451	(8,693)
Changes in other comprehensive income, net of tax	(3,602)	378	(9,667)	490
Comprehensive income	$25,127	$20,388	$55,742	$25,359
(1)	See Note 15 for detailed calculations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

						Accumulated
				Additional		Other	Total
	Common Stock		Exchangeable	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Loss	Equity
Balances as of April 30, 2019	40,375	$404	$29,639	$480,113	$145,594	$(26,574)	$629,176
Net income	—	—	—	—	53,958	—	53,958
Exercise of Exchangeable Shares	1,129	11	(29,639)	29,628	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	11,451	11,451
Change in other comprehensive loss, net of tax	—	—	—	—	—	(9,667)	(9,667)
Equity-based compensation	—	—	—	3,620	—	—	3,620
Exercise of stock options	534	5	—	6,756	—	—	6,761
Vesting of restricted stock units	55	1	—	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	—	(282)	—	—	(282)
Issuance of common stock pursuant to employee stock purchase plan	76	1	—	1,021	—	—	1,022
Balances as of October 31, 2019	42,169	$422	$—	$520,855	$199,552	$(24,790)	$696,039

						Accumulated
				Additional		Other	Total
	Common Stock		Exchangeable	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Income (Loss)	Equity
Balances as of April 30, 2018	41,069	$411	$—	$489,007	$89,592	$441	$579,451
Net income	—	—	—	—	33,562	—	33,562
Issuance of Exchangeable Shares	—	—	33,194	—	—	—	33,194
Foreign currency translation adjustments	—	—	—	—	—	(8,693)	(8,693)
Change in other comprehensive income (loss), net of tax	—	—	—	—	—	490	490
Equity-based compensation	—	—	—	1,407	—	—	1,407
Tax withholding related to net share settlements of equity awards	—	—	—	(7)	—	—	(7)
Exercise of stock options	53	1	—	972	—	—	973
Issuance of common stock pursuant to employee stock purchase plan	35	—	—	881	—	—	881
Balances as of October 31, 2018	41,157	$412	$33,194	$492,260	$123,154	$(7,762)	$641,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	October 31,
	2019	2018
Cash flows from operating activities:
Net income	$53,958	$33,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,793	57,109
Write-off and amortization of debt discount and debt issuance costs	2,368	1,665
Provision for losses on accounts and notes receivable	375	81
Provision for obsolescence of inventory	195	229
Effects of fair value adjustments to inventory	151	4,129
Increase in fair value of contingent consideration	380	460
Equity-based compensation	5,591	3,204
Gain on sale and disposal of assets	(742)	(294)
Change in fair value of financial instruments	—	6,395
Deferred income taxes	(2,380)	(5,145)
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(29,932)	(45,355)
Inventories	1,800	(4,553)
Prepaid expenses and other assets	1,573	(343)
Accounts payable	(5,486)	9,516
Accrued compensation and employee benefits	(12,974)	(9,550)
Derivative liability	—	(10,778)
Other accrued expenses and liabilities	(3,743)	5,325
Cash provided by operating activities	69,927	45,657
Cash flows from investing activities:
Purchases of property and equipment	(14,637)	(9,156)
Proceeds from sale of assets	1,056	638
Acquisition of businesses, net of cash acquired	(10,633)	(578,917)
Cash used in investing activities	(24,214)	(587,435)
Cash flows from financing activities:
Repayments on the revolving credit facility	(558,906)	(469,647)
Borrowings from the revolving credit facility	562,698	623,117
Payments of principal on long-term debt	(54,984)	(4,984)
Payments of principal on finance lease obligations	(12,310)	(8,820)
Borrowings from term loan amendment	—	996,840
Repayments from term loan amendment	—	(571,840)
Debt issuance costs	(1,286)	(7,933)
Proceeds from exercises of stock options	6,761	973
Other financing activities	1,022	873
Cash (used in) provided by financing activities	(57,005)	558,579
Effect of exchange rates on cash and cash equivalents	223	(360)
(Decrease) increase in cash and cash equivalents	(11,069)	16,441
Cash and cash equivalents, beginning of period	47,338	36,437
Cash and cash equivalents, end of period	$36,269	$52,878
Supplemental cash flow disclosures:
Cash paid for income taxes	$25,642	$10,469
Cash paid for interest	33,654	30,966

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

As of October 31, 2019 and April 30, 2019, the aggregate liabilities for medical self-insurance were $3.9 million and $3.4 million, respectively, and are included in other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheets. As of October 31, 2019 and April 30, 2019, reserves for general liability, automobile and workers’ compensation totaled approximately $23.8 million and $17.7 million, respectively, and are included in other accrued expenses and current liabilities and other liabilities in the Condensed Consolidated Balance Sheets. As of October 31, 2019 and April 30, 2019, expected recoveries for medical self-insurance, general liability, automobile and workers’ compensation totaled approximately $10.3 million and $6.0 million, respectively, and are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheets.

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

Recently Adopted Accounting Pronouncements

Leases – In February 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with such classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for the Company’s fiscal year beginning May 1, 2019 (the first day of fiscal 2020), including interim reporting periods within that fiscal year. A modified transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

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

The adoption of the standard resulted in the recording of operating lease ROU assets and operating lease liabilities of $118.8 million on the Condensed Consolidated Balance Sheet as of the adoption date. The Company also

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

reclassified deferred rent of $4.8 million from liabilities into its operating lease ROU assets. The adoption did not have a material impact on the Company’s Statement of Operations or Statement of Cash Flows. See Note 6, “Leases,” for information and disclosures regarding leases.

Recently Issued Accounting Pronouncements

Credit Losses –  In June 2016, the FASB issued new guidance on credit losses on financial instruments. This guidance introduces a revised approach to the recognition and measurement of credit losses of certain financial instruments, including trade receivables, emphasizing an updated model based on expected losses rather than incurred losses. This new guidance is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.

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

Performance Obligations

The Company satisfies its performance obligations at a point in time, which is upon delivery of products. The Company’s payment terms vary by the type and location of its customers. The amount of time between point of sale and when payment is due is not significant and the Company has determined its contracts do not include a significant financing component.

Our contracts with customers involve performance obligations that are one year or less. Therefore, we applied the standard’s optional exemption that permits the omission of information about our unfulfilled performance obligations as of the balance sheet dates.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Contract Balances

Receivables from contracts with customers were $454.6 million and $431.4 million as of October 31, 2019 and April 30, 2019, respectively. The Company did not have material amounts of contract assets or liabilities as of October 31, 2019 or April 30, 2019.

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

4. Goodwill and Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill during the six months ended October 31, 2019:

Carrying
Amount
(in thousands)
Balance as of April 30, 2019	$617,327
Goodwill acquired	877
Translation adjustment	3,712
Balance as of October 31, 2019	$621,916

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Intangible Assets

The following tables present the components of the Company’s definite-lived intangible assets as of October 31, 2019 and April 30, 2019:

	Estimated	Weighted	October 31, 2019
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 16	12.8	$527,556	$245,252	$282,304
Definite-lived tradenames	5 - 20	16.3	56,637	8,843	47,794
Vendor agreements	8 - 10	8.3	6,644	4,164	2,480
Developed technology	5	4.9	5,318	1,532	3,786
Leasehold interests	1 - 15	7.6	3,724	1,875	1,849
Other	3 - 5	3.4	4,175	1,846	2,329
Totals			$604,054	$263,512	$340,542

	Estimated	Weighted	April 30, 2019
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 16	12.8	$520,703	$214,044	$306,659
Definite-lived tradenames	5 - 20	16.3	56,018	6,993	49,025
Vendor agreements	8 - 10	8.3	6,644	3,761	2,883
Developed technology	5	4.9	5,209	971	4,238
Leasehold interests	1 - 15	7.6	3,707	1,502	2,205
Other	3 - 5	3.4	4,118	1,182	2,936
Totals			$596,399	$228,453	$367,946

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flows generated by such assets, and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $16.9 million and $19.2 million for the three months ended October 31, 2019 and 2018, respectively, and $33.8 million and $35.0 million for the six months ended October 31, 2019 and 2018, respectively. Amortization expense is recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $31.5 million during the remaining six months in the fiscal year ending April 30, 2020 and $55.4 million, $46.4 million, $38.7 million, $31.5 million and $137.0 million during the fiscal years ending April 30, 2021, 2022, 2023, 2024 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

The Company’s indefinite-lived intangible assets consist of tradenames that had a carrying amount of $61.4 million as of October 31, 2019 and April 30, 2019.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Long-Term Debt

The Company’s long-term debt consisted of the following as of October 31, 2019 and April 30, 2019:

	October 31,	April 30,
	2019	2019
	(in thousands)
First Lien Facility (1) (2)	$919,564	$972,650
ABL Facility	47,776	43,972
Finance lease obligations	116,510	109,286
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2024 (3)	16,198	15,287
Carrying value of debt	1,100,048	1,141,195
Less current portion	45,963	42,118
Long-term debt	$1,054,085	$1,099,077
(1)	Net of unamortized discount of $1,862 and $2,149 as of October 31, 2019 and April 30, 2019, respectively.
(2)	Net of deferred financing costs of $10,460 and $12,072 as of October 31, 2019 and April 30, 2019, respectively.
(3)	Net of unamortized discount of $1,276 and $1,200 as of October 31, 2019 and April 30, 2019, respectively.

First Lien Facility

The Company has a senior secured first lien term loan facility (the "First Lien Facility") with aggregate principal amount of $919.6 million outstanding as of October 31, 2019. The First Lien Facility is due in June 2025 and the Company is required to make quarterly principal payments of 0.25% of the aggregate principal amount. The First Lien Facility bears interest at a floating rate based on LIBOR plus 2.75%, with a 0% floor. As of October 31, 2019, the applicable rate of interest was 4.54%.

On September 30, 2019, the Company made a $50.0 million prepayment of outstanding principal amount of its First Lien Facility. The Company recorded a write-off of debt discount and deferred financing fees of $0.7 million, which is included in write-off of discount and deferred financing fees in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Asset Based Lending Facility

The Company has an asset based revolving credit facility (the “ABL Facility”) that provides for aggregate revolving commitments of $445.0 million (including same day swing line borrowings of $34.5 million). Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.

On September 30, 2019, the Company amended its ABL Facility to increase the revolving commitments from $345.0 million to $445.0 million, extend the maturity date to September 30, 2024 and remove the highest pricing level applicable to borrowings under the ABL Facility. The other terms of the ABL Facility remain unchanged.

At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based at LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. As of October 31, 2019, the applicable rate of interest was 3.91%. The ABL Facility also contains an unused commitment fee subject to utilization, as included in the ABL Facility agreement.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the six months ended October 31, 2019, the Company made net borrowings under the ABL Facility of $3.8 million. As of October 31, 2019, the Company had available borrowing capacity of approximately $387.6 million under the ABL Facility. The ABL Facility will mature on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the First Lien Facility.

Covenants under the First Lien Facility and ABL Facility

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all restrictive covenants as of October 31, 2019.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of October 31, 2019.

Titan Revolving Credit Facility

Through its WSB Titan (“Titan”) subsidiary, the Company has a revolving credit facility (the “Titan Facility”) that provides for aggregate revolving commitments of $22.8 million ($30.0 million Canadian dollars). The Titan Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of October 31, 2019, the Company had available borrowing capacity of approximately $22.8 million under the Titan Facility. The Titan Facility matures on June 28, 2022.

Debt Maturities

As of October 31, 2019, the maturities of long-term debt were as follows

	First Lien	ABL	Finance	Installment
	Facility(1)	Facility	Leases	Notes(2)	Total
Years ending April 30,	(in thousands)
2020 (remaining six months)	$4,984	$—	$14,981	$1,133	$21,098
2021	9,968	—	30,761	4,874	45,603
2022	9,968	—	27,560	4,438	41,966
2023	9,968	—	22,001	4,404	36,373
2024	9,968	—	14,895	1,781	26,644
Thereafter	887,030	47,776	6,312	844	941,962
	$931,886	$47,776	$116,510	$17,474	$1,113,646
(1)	Gross of unamortized discount of $1,862 and deferred financing costs of $10,460 as of October 31, 2019.
(2)	Gross of unamortized discount of $1,276 as of October 31, 2019.

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

The components of lease expense were as follows:

	Three Months	Six Months
	Ended	Ended
	October 31, 2019	October 31, 2019
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$6,054	$12,113
Interest on lease liabilities	3,367	6,789
Operating lease cost	10,289	20,709
Variable lease cost	3,414	6,613
Total lease cost	$23,124	$46,224

Operating lease cost, including variable lease cost, is included in selling, general and administrative expenses; amortization of finance ROU assets is included in depreciation and amortization; and interest on finance lease liabilities is included in interest expense in the Condensed Consolidated Statement of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental cash flow information related to leases was as follows:

Six Months
Ended
October 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,141
Operating cash flows from finance leases	6,789
Financing cash flows from finance leases	12,310
Right-of-use assets obtained in exchange for lease obligations
Operating leases	6,569
Finance leases	22,812

Other information related to leases was as follows:

October 31, 2019
(in thousands)
Finance leases included in property and equipment
Property and equipment	$149,769
Accumulated depreciation	(34,513)
Property and equipment, net	$115,256
Weighted-average remaining lease term (years)
Operating leases	4.9
Finance leases	3.4
Weighted-average discount rate
Operating leases	5.5%
Finance leases	5.4%

Future minimum lease payments under non-cancellable leases as of October 31, 2019 were as follows:

	Finance	Operating
Year Ended April 30,	(in thousands)
2020 (remaining six months)	$21,178	$19,376
2021	40,387	32,481
2022	33,600	23,918
2023	24,855	17,591
2024	15,753	13,264
Thereafter	6,471	23,016
Total lease payments	$142,244	$129,646
Less imputed interest	25,734	16,572
Total	$116,510	$113,074

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 22.3% and 24.5% for the six months ended October 31, 2019 and 2018, respectively. The increase in the effective income tax rate over the U.S. federal statutory rate of 21.0% is primarily due to the impact of equity based compensation, as well as foreign tax rates and state taxes and other tax effects associated with the acquisition of Titan.

The Company is subject to provisions of the Tax Act related to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

Valuation allowance. The Company had a valuation allowance of $1.2 million and $1.1 million against its deferred tax assets related to certain U.S. tax jurisdictions as of October 31, 2019 and April 30, 2019, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.

Uncertain tax positions. The Company had no reserve for uncertain tax positions as of October 31, 2019 or April 30, 2019.

8. Stockholders’ Equity

Exchangeable Shares

In connection with the acquisition of Titan on June 1, 2018, the Company issued 1.1 million shares of equity that were exchangeable for the Company’s common stock on a one-for-one basis (“Exchangeable Shares”). The Exchangeable Shares were issued by an indirect wholly-owned subsidiary of the Company. The Exchangeable Shares ranked senior to the Company’s common stock with respect to dividend rights and rights on liquidation, dissolution and winding-up. The holders of the Exchangeable Shares were entitled to receive dividends or distributions that were equal to any dividends or distributions on the Company’s common stock. The holders of the Exchangeable Shares did not have voting rights.

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

The Company did not repurchase any shares of its common stock during the six months ended October 31, 2019. As of October 31, 2019, the Company had $58.5 million of remaining authorization under its repurchase program.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Secondary Public Offering

On September 9, 2019, AEA Investors LP and its affiliates (“AEA”) completed a secondary public offering of 6.8 million shares of the Company’s common stock at a price to the public of $27.20 per share, representing all of AEA’s remaining ownership in the Company. The Company did not receive any proceeds from the sale of its common stock by the selling stockholder. As a result of the offering, AEA no longer has the right to nominate any directors to the Company’s board of directors pursuant to the Company stockholders’ agreement.

Accumulated Other Comprehensive Loss

The following table sets forth the changes to accumulated other comprehensive loss, net of tax, by component for the six months ended October 31, 2019:

Accumulated
Other
Comprehensive
Loss
(in thousands)
Accumulated other comprehensive loss as of April 30, 2019	$(26,574)
Foreign currency translation adjustments	11,451
Other comprehensive loss on derivative instruments	(9,667)
Accumulated other comprehensive loss as of October 31, 2019	$(24,790)

Other comprehensive loss on derivative instruments for the six months ended October 31, 2019 is net of $3.0 million of tax.

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

Equity-based compensation expense related to stock options and restricted stock units was $3.4 million and $1.3 million during the six months ended October 31, 2019 and 2018, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock Option Awards

The following table presents stock option activity for the six months ended October 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2019	2,080	$16.34	6.15	$7,615
Options granted	380	21.52
Options exercised	(534)	12.65
Options forfeited	(102)	25.59
Options expired	—	—
Outstanding as of October 31, 2019	1,824	$17.96	6.57	$22,326
Exercisable as of October 31, 2019	1,242	$15.32	5.35	$18,354
Vested and expected to vest as of October 31, 2019	1,816	$17.93	6.56	$22,272

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the six months ended October 31, 2019 and 2018 was $8.6 million and $0.7 million, respectively. As of October 31, 2019, there was $4.6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.4 years.

The fair value of stock options granted during the six months ended October 31, 2019 and 2018 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	October 31,
	2019	2018
Volatility	49.94%	33.71%
Expected life (years)	6.0	6.0
Risk-free interest rate	1.97%	2.87%
Dividend yield	—%	—%

The weighted average grant date fair value of options granted during the six months ended October 31, 2019 and 2018 was $10.55 per share and $9.72 per share, respectively. The expected volatility was based on historical and implied volatility. The expected life of stock options was based on previous history of exercises. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield was 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the trading day immediately preceding the date of the grant.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Restricted Stock Units

The following table presents restricted stock unit activity for the six months ended October 31, 2019:

		Weighted
	Number of	Average
	Restricted	Exercise
	Stock Units	Price
	(shares in thousands)
Outstanding as of April 30, 2019	193	$25.48
Granted	230	21.56
Vested	(67)	25.59
Forfeited	(40)	25.29
Outstanding as of October 31, 2019	316	$22.60

As of October 31, 2019, there was $5.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During the six months ended October 31, 2019, 0.1 million shares of the Company’s common stock were purchased under the ESPP at an average price of $13.37 per share. The Company recognized $0.3 million and $0.2 million of stock-based compensation expense during the six months ended October 31, 2019 and 2018, respectively, related to the ESPP.

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests for the six months ended October 31, 2019:

	Stock		Redeemable
	Appreciation	Deferred	Noncontrolling
	Rights	Compensation	Interests
	(in thousands)
Balance as of April 30, 2019	$23,458	$1,695	$12,498
Amounts redeemed	(825)	(108)	(4,644)
Change in fair value	1,327	94	550
Balance as of October 31, 2019	$23,960	$1,681	$8,404

Classified as current as of April 30, 2019	$1,355	$108	$1,569
Classified as long-term as of April 30, 2019	22,103	1,587	10,929

Classified as current as of October 31, 2019	$821	$—	$—
Classified as long-term as of October 31, 2019	23,139	1,681	8,404

Total expense related to these instruments was $2.0 million and $1.8 million during the six months ended October 31, 2019 and 2018, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock Appreciation Rights

Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over five years, upon a triggering event. As of October 31, 2019, all stock appreciation rights were vested.

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

Redeemable Noncontrolling Interests

Noncontrolling interests were issued to certain employees of certain of the Company’s subsidiaries. All of the noncontrolling interest awards are subject to mandatory redemption on termination of employment for any reason. These instruments are redeemed in cash or installment notes, generally paid in annual installments over the five years following termination of employment. Liabilities related to these agreements are classified as share-based liability awards and are measured at fair value. Under the terms of the employee agreements, the redemption value is determined based on the book value of the subsidiary, as adjusted for certain items.

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

11. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis as of October 31, 2019 and April 30, 2019:

	October 31,	April 30,
	2019	2019
	(in thousands)
Liabilities:
Interest rate swap (Level 2)	$18,265	$5,613
Stock appreciation rights (Level 3)	23,960	23,458
Deferred compensation (Level 3)	1,681	1,695
Noncontrolling interest holders (Level 3)	8,404	12,498
Contingent consideration (Level 3)	12,991	12,354

Derivative instruments. The Company has interest rate swap agreements with a notional amount of $500.0 million that convert the variable interest rate on its First Lien Facility to a fixed 1-month LIBOR interest rate of 2.46%. The contracts were effective on February 28, 2019 and terminate on February 28, 2023. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company believes there have been no material changes in the creditworthiness of the counterparty to this interest rate swap and believes the risk of nonperformance by such party is minimal. The Company designated the interest rate swaps

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

as a cash flow hedges. The derivative instruments are classified in other liabilities in the Condensed Consolidated Balance Sheets as of October 31, 2019 and April 30, 2019.

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

Contingent consideration. In connection with the acquisition of Titan, the Company assumed certain contingent consideration arrangements. The fair value of contingent consideration is determined using Level 3 inputs. These inputs include a discount rate and probability adjusted payments. During the six months ended October 31, 2019, the Company recorded expense of $0.4 million related to the contingent consideration, which was included in selling, general and administrative expenses in the Condensed Consolidated Statement of Operations and Comprehensive Income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 3, “Business Acquisitions.” There were no material long-lived asset impairments during the six months ended October 31, 2019 or 2018.

12. Transactions With Related Parties

The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. During the three and six months ended October 31, 2019, certain executive officers and stockholders of the Company were stockholders of SWP, which was spun-off from Gypsum Management and Supply, Inc. on August 31, 2012. The Company purchased inventory from SWP for distribution in the amount of $3.7 million and $3.5 million during the three months ended October 31, 2019 and 2018, respectively, and $7.3 million and $7.0 million during the six months ended October 31, 2019 and 2018, respectively. Amounts due to SWP for purchases of inventory for distribution were $1.3 million and $1.2 million as of October 31, 2019 and April 30, 2019, respectively, and are included in accounts payable in the Condensed Consolidated Balance Sheets.

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

The following tables present segment results for the three and six months ended October 31, 2019 and 2018:

	Three Months Ended October 31, 2019
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$854,853	$281,900	$29,024	$89,171
Other	7,076	2,593	55	734
Corporate	—	—	439	—
	$861,929	$284,493	$29,518	$89,905

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended October 31, 2018
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$827,198	$265,815	$30,062	$86,450
Other	6,639	2,335	55	695
Corporate	—	—	670	—
	$833,837	$268,150	$30,787	$87,145

	Six Months Ended October 31, 2019
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$1,695,010	$553,254	$57,956	$172,254
Other	14,095	4,893	108	1,239
Corporate	—	—	729	—
	$1,709,105	$558,147	$58,793	$173,493

	Six Months Ended October 31, 2018
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$1,598,748	$508,390	$55,916	$161,044
Other	13,233	4,576	113	1,373
Corporate	—	—	1,080	—
	$1,611,981	$512,966	$57,109	$162,417

The following table presents a reconciliation of Adjusted EBITDA to net income for the three and six months ended October 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
	(in thousands)
Net income	$29,138	$24,912	$53,958	$33,562
Interest expense	17,559	19,182	35,836	35,370
Write-off of debt discount and deferred financing fees	707	—	707	—
Interest income	(6)	203	(18)	(33)
Provision for income taxes	7,927	8,059	15,517	10,895
Depreciation expense	12,592	11,538	25,014	22,148
Amortization expense	16,926	19,249	33,779	34,961
Stock appreciation expense(a)	1,267	649	1,327	983
Redeemable noncontrolling interests(b)	(18)	282	644	813
Equity-based compensation(c)	2,315	1,094	3,710	1,498
Severance and other permitted costs(d)	1,394	882	1,948	5,718
Transaction costs (acquisitions and other)(e)	327	841	1,299	5,594
Gain on sale of assets	(586)	(173)	(742)	(294)
Effects of fair value adjustments to inventory(f)	—	—	151	4,129
Change in fair value of financial instruments(g)	—	376	—	6,395
Secondary public offering costs(h)	363	—	363	—
Debt transaction costs(i)	—	51	—	678
Adjusted EBITDA	$89,905	$87,145	$173,493	$162,417
(a)	Represents non-cash expense related to stock appreciation rights agreements.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(b)	Represents non-cash compensation expense related to changes in the fair values of noncontrolling interests.
(c)	Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents costs related to acquisitions paid to third parties.
(f)	Represents the non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(g)	Represents the mark-to-market adjustments for derivative financial instruments.
(h)	Represents costs paid to third-party advisors related to secondary offerings of our common stock.
(i)	Represents costs paid to third-party advisors related to debt refinancing activities.

During the six months ended October 31, 2019, the Company recorded operating lease ROU assets as a result of the adoption of the new lease guidance. The Company’s geographic divisions, other and corporate segments, recorded $113.3 million, $0.3 million and $5.2 million, respectively, of operating lease ROU assets as of the transition date.

Revenues by Product

The following table presents the Company’s net sales to external customers by main product lines for the three and six months ended October 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
	(in thousands)
Wallboard	$350,618	$334,688	$692,213	$652,423
Ceilings	122,807	118,376	251,917	234,231
Steel framing	136,159	135,760	267,988	264,872
Other products	252,345	245,013	496,987	460,455
Total net sales	$861,929	$833,837	$1,709,105	$1,611,981

Geographic Information

The following table presents the Company’s net sales by major geographic area for the three and six months ended October 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
	(in thousands)
United States	$744,134	$706,347	$1,475,477	$1,397,078
Canada	117,795	127,490	233,628	214,903
Total net sales	$861,929	$833,837	$1,709,105	$1,611,981

Net sales for Canada for the six months ended October 31, 2019 includes six months of net sales compared to five months for the six months ended October 31, 2018 due to the Company’s acquisition of Titan on June 1, 2018. The average exchange rates for translating Canada net sales from Canadian dollars to U.S. dollars were 0.7547 and 0.7533

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

for the three and six months ended October 31, 2019, respectively. The average exchange rates were and 0.7697 and 0.7679 for the three and five months ended October 31, 2018, respectively.

The following table presents the Company’s property and equipment, net, by major geographic area as of October 31, 2019 and April 30, 2019:

	October 31,	April 30,
	2019	2019
	(in thousands)
United States	$259,589	$249,857
Canada	32,547	32,492
Total property and equipment, net	$292,136	$282,349

15. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and six months ended October 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net income	$29,138	$24,912	$53,958	$33,562
Less: Net income allocated to participating securities	-	665	342	751
Net income attributable to common stockholders	$29,138	$24,247	$53,616	$32,811
Basic earnings per common share:
Basic weighted average common shares outstanding	41,761	41,149	41,382	41,121
Basic earnings per common share	$0.70	$0.59	$1.30	$0.80
Diluted earnings per common share:
Basic weighted average common shares outstanding	41,761	41,149	41,382	41,121
Add: Common Stock Equivalents	874	769	744	875
Diluted weighted average common shares outstanding	42,635	41,918	42,126	41,996
Diluted earnings per common share	$0.68	$0.58	$1.27	$0.78

16. Subsequent Event

On November 1, 2019, the Company acquired Rigney Building Supplies Ltd. (“Rigney”). Rigney distributes interior building products, as well as masonry and landscaping products, through a single location in Kingston, Ontario.

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

Business Strategy

Our growth strategy includes increasing our market share within our existing footprint, expanding into new markets by opening new branches, acquiring competitors and growing other products. We expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships. In addition, we will continue to selectively pursue acquisitions. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model and have an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy.

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

Fiscal 2020 Acquisitions

On June 3, 2019, we acquired the acoustical and drywall operations of J.P. Hart Lumber Company (“Hart Acoustical and Drywall Supply”). Hart Acoustical and Drywall Supply distributes drywall, metal studs, insulation and ceiling tiles through two locations in San Antonio, TX and one location in La Feria, TX.

On November 1, 2019, we acquired Rigney Building Supplies Ltd. (“Rigney”). Rigney distributes interior building products, as well as masonry and landscaping products, through a single location in Kingston, Ontario.

ABL Amendment and Debt Prepayment

On September 30, 2019, we amended our asset based revolving credit facility (the “ABL Facility”) to increase the revolving commitments from $345.0 million to $445.0 million, extend the maturity date to September 30, 2024 and remove the highest pricing level applicable to borrowings under the ABL Facility. The other terms of the ABL Facility remain unchanged.

Also on September 30, 2019, we made a $50.0 million prepayment of outstanding principal of our senior secured first lien term loan facility (the "First Lien Facility"). We recorded a write-off of debt discount and deferred financing fees of $0.7 million, which is included in write-off of discount and deferred financing fees in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Our Products

The following is a summary of our net sales by product group for the three and six months ended October 31, 2019 and 2018:

	Three Months Ended				Six Months Ended
	October 31,	% of	October 31,	% of	October 31,	% of	October 31,	% of
	2019	Total	2018	Total	2019	Total	2018	Total
	(dollars in thousands)
Wallboard	$350,618	40.7%	$334,688	40.1%	$692,213	40.5%	$652,423	40.5%
Ceilings	122,807	14.2%	118,376	14.2%	251,917	14.7%	234,231	14.5%
Steel framing	136,159	15.8%	135,760	16.3%	267,988	15.7%	264,872	16.4%
Other products	252,345	29.3%	245,013	29.4%	496,987	29.1%	460,455	28.6%
Total net sales	$861,929		$833,837		$1,709,105		$1,611,981

Results of Operations

Three Months Ended October 31, 2019 and 2018

The following table summarizes key components of our results of operations for the three months ended October 31, 2019 and 2018:

	Three Months Ended
	October 31,
	2019	2018
	(dollars in thousands)
Statement of operations data:
Net sales	$861,929	$833,837
Cost of sales (exclusive of depreciation and amortization shown separately below)	577,436	565,687
Gross profit	284,493	268,150
Operating expenses:
Selling, general and administrative expenses	200,457	185,268
Depreciation and amortization	29,518	30,787
Total operating expenses	229,975	216,055
Operating income	54,518	52,095
Other (expense) income:
Interest expense	(17,559)	(19,182)
Change in fair value of financial instruments	—	(376)
Write-off of debt discount and deferred financing fees	(707)	—
Other income, net	813	434
Total other expense, net	(17,453)	(19,124)
Income before taxes	37,065	32,971
Provision for income taxes	7,927	8,059
Net income	$29,138	$24,912
Non-GAAP measures:
Adjusted EBITDA(1)	$89,905	$87,145
Adjusted EBITDA margin(1)(2)	10.4%	10.5%
(1)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.
(2)	Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Net Sales

Net sales of $861.9 million increased $28.1 million, or 3.4%, during the three months ended October 31, 2019 compared to the three months ended October 31, 2018. The increase in net sales was due to the following:

●	Wallboard sales, which are impacted by both commercial and residential construction activity, increased $15.9 million, or 4.8%, compared to the three months ended October 31, 2018. The increase in wallboard sales was primarily driven by higher organic volumes and acquisitions, partially offset by lower pricing and product mix.
●	Ceilings sales increased $4.4 million, or 3.7%, compared to the three months ended October 31, 2018. The increase in ceilings sales was primarily due to higher organic volumes and acquisitions, as well as slightly higher pricing and product mix.

●	Steel framing sales increased $0.4 million, or 0.3%, compared to the three months ended October 31, 2018. The increase in steel framing sales was primarily driven by higher organic volumes, partially offset by lower pricing and product mix.
●	Other products sales, which include insulation, joint treatment, tools, lumber and various other specialty building products, increased $7.3 million, or 3.0%, compared to the three months ended October 31, 2018. The increase was primarily due to higher organic growth and acquisitions.

Organic net sales increased $22.1 million, or 2.7%, during the three months ending October 31, 2019 compared to the prior year period primarily driven by an increase in sales in the United States as a result of the improvement in new housing starts, R&R activity and commercial construction, partially offset by a decline in sales in Canada, which was primarily related to softness in the Canadian single-family housing market.

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended October 31, 2019:

Three Months
Ended
October 31, 2019
(in thousands)
Net sales	$861,929
Recently acquired net sales (1)	(8,284)
Impact of foreign currency (2)	2,332
Base business net sales (3)	$855,977
(1)	Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended October 31, 2019, this includes net sales of Commercial Builders Group, LLC, which was acquired on March 4, 2019, and Hart Acoustical and Drywall Supply, which was acquired on June 3, 2019.
(2)	Represents the impact of foreign currency translation on net sales.
(3)	Represents net sales of existing branches and branches that were opened by us during the period presented.

Beginning in fiscal 2020, we modified our calculation of organic sales growth. When calculating organic sales growth for the current period, we now exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth. Previously, we excluded net sales of businesses acquired in the current fiscal year, the prior fiscal year and three months prior to the start of the prior fiscal year.

Gross Profit and Gross Margin

Gross profit of $284.5 million for the three months ended October 31, 2019 increased $16.3 million, or 6.1%, compared to the three months ended October 31, 2018 as a result of higher net sales, both organically and including the positive impact of acquisitions. Gross margin on net sales increased to 33.0% for the three months ended October 31, 2019 compared to 32.2% for the three months ended October 31, 2018 primarily due to net favorable price-cost dynamics, acquisition-related purchasing synergies and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses of $200.4 million for the three months ended October 31, 2019 increased $15.2 million, or 8.2%, compared to the three months ended October 31, 2018. The increase was primarily due to an increase in payroll and payroll related costs, a $1.2 million increase in stock-based compensation expense and a $0.8 million increase in severance expense. Selling, general and administrative expenses was 23.3% of our net sales during the three months ended October 31, 2019 compared to 22.2% of our net sales during the three months ended October 31, 2018. The increase was primarily driven by the increase in stock-based compensation expense and severance expense, year-over-year price deflation and certain supply-side cost pressures. In addition, we continued to make ongoing investments in greenfields and business initiatives intended to drive growth and productivity.

Depreciation and Amortization Expense

Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of assets from other companies. Depreciation and amortization expense was $29.5 million for the three months ended October 31, 2019 compared to $30.8 million for the three months ended October 31, 2018. The decrease was due to a $2.3 million decrease in amortization of definite-lived intangible assets, partially offset by a $1.0 million increase in depreciation expense. The decrease in amortization expense was primarily due to use of the accelerated method of amortization for acquired customer relationships. The increase in depreciation expense was primarily due to an increase in capital expenditures over the past year.

Interest Expense

Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. Interest expense was $17.6 million during the three months ended October 31, 2019 compared to $19.2 million for the three months ended October 31, 2018. The decrease was primarily due to an decrease in the outstanding amount of debt and a decrease in interest rates.

Income Taxes

We recognized income tax expense of $7.9 million during the three months ended October 31, 2019 compared to $8.0 million during the three months ended October 31, 2018. Our effective tax rate was 21.4% and 24.4% for the three months ended October 31, 2019 and 2018, respectively. The change in the effective income tax rate from the three months ended October 31, 2018 to the three months ended October 31, 2019 was primarily due to the impact of equity based compensation.

Net Income

Net income was $29.1 million during the three months ended October 31, 2019 compared to $24.9 million for the three months ended October 31, 2018. The increase in net income was primarily due to an increase in operating income, a decrease in depreciation and amortization expense and a decrease in interest expense.

Adjusted EBITDA

Adjusted EBITDA of $89.9 million for the three months ended October 31, 2019 increased $2.8 million, or 3.2%, from our Adjusted EBITDA of $87.1 million for the three months ended October 31, 2018. The increase in Adjusted EBITDA was primarily due growth in our base business and the improvement in gross margin on sales, partially offset by softness in the Canadian single-family housing market. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” below for how we define and calculate Adjusted EBITDA, reconciliations to net income and a description of why we believe these measures are useful.

Six Months Ended October 31, 2019 and 2018

The following table summarizes key components of our results of operations for the six months ended October 31, 2019 and 2018:

	Six Months Ended
	October 31,
	2019	2018
	(dollars in thousands)
Statement of operations data(1):
Net sales	$1,709,105	$1,611,981
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,150,958	1,099,015
Gross profit	558,147	512,966
Operating expenses:
Selling, general and administrative expenses	395,088	370,703
Depreciation and amortization	58,793	57,109
Total operating expenses	453,881	427,812
Operating income	104,266	85,154
Other (expense) income:
Interest expense	(35,836)	(35,370)
Change in fair value of financial instruments	—	(6,395)
Write-off of discount and deferred financing fees	(707)	—
Other income, net	1,752	1,068
Total other expense, net	(34,791)	(40,697)
Income before tax	69,475	44,457
Provision for income taxes	15,517	10,895
Net income	$53,958	$33,562
Non-GAAP measures:
Adjusted EBITDA(2)	$173,493	$162,417
Adjusted EBITDA margin(2)(3)	10.2%	10.1%
(1)	The comparison of statement of operations data is affected by our acquisition of Titan on June 1, 2018. The results of operations of Titan are included in our operating results beginning on the acquisition date.
(2)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.
(3)	Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Net Sales

Net sales of $1,709.1 million increased $97.1 million, or 6.0%, during the six months ended October 31, 2019 compared to the six months ended October 31, 2018. The increase in net sales was due to the following:

●	Wallboard sales, which are impacted by both commercial and residential construction activity, increased $39.8 million, or 6.1%, compared to the six months ended October 31, 2018. The increase in wallboard sales was primarily driven by higher organic volumes and the benefit from acquisitions, partially offset by a slight decrease in price.
●	Ceilings sales increased $17.7 million, or 7.6%, compared to the six months ended October 31, 2018. The increase in ceilings sales was primarily due to higher organic volumes, the positive impact of acquisitions and higher pricing.

●	Steel framing sales increased $3.1 million, or 1.2%, compared to the six months ended October 31, 2018. The increase in steel framing sales was primarily driven by higher organic volumes and the positive impact of acquisitions, partially offset by lower pricing.
●	Other products sales, which includes insulation, joint treatment, tools, lumber and various other specialty building products, increased $36.5 million, or 7.9%, compared to the six months ended October 31, 2018. The increase was primarily due to the positive impact of acquisitions, as well as higher organic growth.

Organic net sales increased $48.2 million, or 3.0%, during the six months ending October 31, 2019 compared to the prior year period primarily driven by an increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction.

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the six months ended October 31, 2019:

Six Months
Ended
October 31, 2019
(in thousands)
Net sales	$1,709,105
Recently acquired net sales (1)	(52,093)
Impact of foreign currency (2)	3,180
Base business net sales (3)	$1,660,192
(1)	Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the six months ended October 31, 2019, this includes net sales of Titan through June 1, 2019, net sales of Commercial Builders Group, LLC, which was acquired on March 4, 2019, and net sales of Hart Acoustical and Drywall Supply, which was acquired on June 3, 2019.
(2)	Represents the impact of foreign currency translation on net sales.
(3)	Represents net sales of existing branches and branches that were opened by us during the period presented.

Gross Profit and Gross Margin

Gross profit of $558.2 million for the six months ended October 31, 2019 increased $45.2 million, or 8.8%, compared to the six months ended October 31, 2018 as a result of higher net sales, both organically and including the positive impact of acquisitions, as well as $4.1 million of non-cash purchase accounting adjustments recorded in the prior year related to the Titan acquisition. Gross margin on net sales increased to 32.7% for the six months ended October 31, 2019 compared to 31.8% for the six months ended October 31, 2018 primarily due to net favorable price-cost dynamics, Titan purchasing synergies, product mix and the prior year purchase accounting adjustments. During the prior year period, we recognized a $4.1 million non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value. As part of our accounting for business combinations, we are required to value inventory acquired in the business combination at its net realizable value. The inventory adjustment is typically fully recognized in cost of sales within the first month after completion of an acquisition. This step-up in basis and related expense has a negative effect on gross margins as the related inventory is sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $395.1 million for the six months ended October 31, 2019 increased $24.4 million, or 6.6%, compared to the six months ended October 31, 2018. The increase was primarily due to growth in our base business, inflationary cost pressures, ongoing investments in business initiatives and an increase in stock-based compensation expense. This was partially offset by a $3.9 million decrease in transaction costs, a $3.4 million decrease in severance costs and a $0.6 million decrease in debt transaction costs. Selling, general and administrative expenses was 23.1% of our net sales during the six months ended October 31, 2019 compared to 23.0% of our net sales during the six months ended October 31, 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense was $58.8 million for the six months ended October 31, 2019 compared to $57.1 million for the six months ended October 31, 2018. The increase was due to a $2.9 million increase in depreciation expense, partially offset by a $1.2 million decrease in amortization of definite-lived intangible assets. The increase in depreciation expense was primarily attributable to expense resulting from property and equipment and definite-lived intangible assets obtained in the acquisition of Titan. The six months ended October 31, 2019 includes six months of depreciation expense for property and equipment obtained in the acquisition of Titan compared to five months during the six months ended October 31, 2018.

Interest Expense

Interest expense was $35.8 million during the six months ended October 31, 2019 compared to $35.4 million for the six months ended October 31, 2018. The increase was primarily due to debt related to the financing of the acquisition of Titan. The six months ended October 31, 2019 includes six months of interest expense for the new debt financing compared to five months during the six months ended October 31, 2018. This was partially offset by repayments of outstanding debt over the past year and lower interest rates.

Income Taxes

We recognized income tax expense of $15.5 million during the six months ended October 31, 2019 compared to $10.9 million during the six months ended October 31, 2018. Our effective tax rate was 22.3% and 24.5% for the six months ended October 31, 2019 and 2018, respectively. The change in the effective income tax rate from the six months ended October 31, 2018 to the six months ended October 31, 2019 was primarily due to the impact of equity based compensation, as well as foreign tax rates and other tax effects associated with the acquisition of Titan.

Net Income

Net income was $54.0 million during the six months ended October 31, 2019 compared to $33.6 million for the six months ended October 31, 2018. The increase in net income was primarily due to growth in our base business, a loss on financial instruments incurred in the prior year period related to the acquisition of Titan, transaction costs incurred in the prior year period related to the acquisition of Titan and a decrease in severance primarily due to a reduction in workforce implemented during the prior year period. These increases were partially offset by an increase in depreciation and amortization expense, an increase in interest expense and an increase in income tax expense.

Adjusted EBITDA

Adjusted EBITDA of $173.5 million for the six months ended October 31, 2019 increased $11.1 million, or 6.8%, from our Adjusted EBITDA of $162.4 million for the six months ended October 31, 2018. The increase in Adjusted EBITDA was primarily due to growth in our base business and the improvement in gross margin on sales. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” below for how we define and calculate Adjusted EBITDA, reconciliations to net income and a description of why we believe these measures are useful.

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

As of October 31, 2019, we had available borrowing capacity of approximately $387.6 million under our $445.0 million ABL Facility. The ABL Facility will mature on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender.

As of October 31, 2019, we had available borrowing capacity of approximately $22.8 million under our Titan revolving credit facility (the “Titan Facility”) that provides for aggregate revolving commitments of $22.8 million ($30.0 million Canadian dollars). The Titan Facility matures on June 28, 2022.

For more information regarding our ABL Facility and other indebtedness, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

In November 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. The timing and amount of any purchases of our common stock will be subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. We did not repurchase any shares of our common stock during the six months ended October 31, 2019. As of October 31, 2019, we had $58.5 million of remaining authorization under our repurchase program.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Six Months Ended
	October 31,
	2019	2018
	(in thousands)
Cash provided by operating activities	$69,927	$45,657
Cash used in investing activities	(24,214)	(587,435)
Cash (used in) provided by financing activities	(57,005)	558,579
Effect of exchange rates on cash and cash equivalents	223	(360)
(Decrease) increase in cash and cash equivalents	$(11,069)	$16,441

Operating Activities

The increase in cash provided by operating activities during the six months ended October 31, 2019 compared to the prior year period was primarily due to a $17.3 million increase in net income after adjustments for non-cash items and a $7.0 million increase in cash resulting from changes to our net working capital.

Investing Activities

The decrease in cash used in investing activities during the six months ended October 31, 2019 compared to the prior year period was primarily due to a $568.3 million decrease in cash used for acquisitions, primarily due to cash used for our acquisition of Titan in the prior year period. The decrease was partially offset by a $5.5 million increase in capital expenditures.

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods.

Financing Activities

The change in cash (used in) provided by financing activities during the six months ended October 31, 2019 compared to the prior year period was primarily due to debt financing entered into in the prior year period in connection with our acquisition of Titan, partially offset by an increase in principal payments on debt and finance leases in the current year period. During the six months ended October 31, 2019, we made a prepayment of $50.0 million principal amount on our First Lien Facility.

Debt Covenants

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants as of October 31, 2019.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of October 31, 2019.

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

The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended October 31, 2019 and 2018:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
	(in thousands)
Net income	$29,138	$24,912	$53,958	$33,562
Interest expense	17,559	19,182	35,836	35,370
Write-off of debt discount and deferred financing fees	707	—	707	—
Interest income	(6)	203	(18)	(33)
Provision for income taxes	7,927	8,059	15,517	10,895
Depreciation expense	12,592	11,538	25,014	22,148
Amortization expense	16,926	19,249	33,779	34,961
Stock appreciation expense(a)	1,267	649	1,327	983
Redeemable noncontrolling interests(b)	(18)	282	644	813
Equity-based compensation(c)	2,315	1,094	3,710	1,498
Severance and other permitted costs(d)	1,394	882	1,948	5,718
Transaction costs (acquisitions and other)(e)	327	841	1,299	5,594
Gain on sale of assets	(586)	(173)	(742)	(294)
Effects of fair value adjustments to inventory(f)	—	—	151	4,129
Change in fair value of financial instruments(g)	—	376	—	6,395
Secondary public offering costs(h)	363	—	363	—
Debt transaction costs(i)	—	51	—	678
Adjusted EBITDA	$89,905	$87,145	$173,493	$162,417

Net sales	$861,929	$833,837	$1,709,105	$1,611,981
Adjusted EBITDA Margin	10.4%	10.5%	10.2%	10.1%
(a)	Represents non-cash expense related to stock appreciation rights agreements.
(b)	Represents non-cash compensation expense related to changes in the fair values of noncontrolling interests.
(c)	Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents costs related to acquisitions paid to third parties.
(f)	Represents the non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(g)	Represents the mark-to-market adjustments for derivative financial instruments.

(h)	Represents costs paid to third-party advisors related to secondary offerings of our common stock.
(i)	Represents costs paid to third-party advisors related to debt refinancing activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of October 31, 2019, approximately 1,004 asbestos-related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 962 have been dismissed without any payment by us, 32 are pending and only 10 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

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
3.1

Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

3.2

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

4.1

Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

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

GMS INC.

Date: December 5, 2019	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)