Form 10-Q
period 2020-01-31
GMS Inc.
filed 2020-03-05
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

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

There were 42,320,668 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 28, 2020.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

●	general economic and financial conditions;

●	our dependency upon the commercial and residential construction and residential repair and remodeling, or R&R, markets;

●	competition in our highly fragmented industry and the markets in which we operate;

●	the fluctuations in prices of the products we distribute;

●	the consolidation of our industry;

●	our ability to successfully implement our strategic initiatives, including our growth strategies and cost reduction initiatives;

●	our ability to open new branches and expand into new geographic markets;

●	our ability to successfully identify acquisition candidates, complete and integrate acquisitions and realize anticipated benefits and synergies from completed acquisitions;

●	product shortages and potential loss of relationships with key suppliers;

●	other disruptions in our supply chain or distribution network as a result of factors beyond our control, including public health issues such as pandemics or quarantines, work stoppages, natural disasters, military conflicts and acts of terrorism;

●	the seasonality of the commercial and residential construction markets;

●	the potential loss of any significant customers;

●	exposure to product liability and various other claims and litigation;

●	our ability to attract and retain key employees and risks related our recent executive management transitions;

●	rising health care costs and labor costs, including the impact of labor and trucking shortages;

●	the reduction of the quantity of products our customers purchase;

●	the credit risk from our customers;

●	our ability to renew leases for our facilities on favorable terms or identify new facilities;

●	our ability to effectively manage our inventory as our sales volume increases or the prices of the products we distribute fluctuate;

●	an impairment of our goodwill or intangible assets;

●	the impact of federal, state, provincial and local regulations;

●	the cost of compliance with environmental, health and safety laws and other regulations;

●	significant increases in fuel costs or shortages in the supply of fuel;

●	a cybersecurity breach, including misappropriation of our customers’, employees’ or suppliers’ confidential information, and the potential costs related thereto;

●	a disruption in our IT systems and costs necessary to maintain and update our IT systems;

●	natural or man-made disruptions to our facilities;

●	our exposure to greater than anticipated tax liabilities;

●	the risk of our foreign operations, including currency rate fluctuations;

●	the imposition of tariffs and other trade barriers, and the effect of retaliatory trade measures;

●	our inability to engage in activities that may be in our best long-term interests because of restrictions in our debt agreements;

●	our current level of indebtedness and our potential to incur additional indebtedness;

●	our ability to obtain additional financing on acceptable terms, if at all; and

●	our holding company structure.

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

PART I – Financial Information

Item 1. Financial Statements

GMS Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	January 31,	April 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$40,949	$47,338
Trade accounts and notes receivable, net of allowances of $5,600 and $6,432, respectively	434,801	445,771
Inventories, net	296,117	290,829
Prepaid expenses and other current assets	17,142	18,368
Total current assets	789,009	802,306
Property and equipment, net of accumulated depreciation of $149,924 and $123,583, respectively	306,472	282,349
Operating lease right-of-use assets	118,092	—
Goodwill	624,070	617,327
Intangible assets, net	386,346	429,313
Deferred income taxes	8,014	4,676
Other assets	13,274	13,583
Total assets	$2,245,277	$2,149,554
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$143,689	$173,751
Accrued compensation and employee benefits	51,256	62,858
Other accrued expenses and current liabilities	73,759	79,848
Current portion of long-term debt	48,688	42,118
Current portion of operating lease liabilities	33,131	—
Total current liabilities	350,523	358,575
Non-current liabilities:
Long-term debt, less current portion	1,020,306	1,099,077
Long-term operating lease liabilities	90,336	—
Deferred income taxes, net	12,977	10,226
Other liabilities	63,809	52,500
Total liabilities	1,537,951	1,520,378
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 42,310 and 40,375 shares issued and outstanding as of January 31, 2020 and April 30, 2019, respectively	423	404
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of January 31, 2020 and April 30, 2019	—	—
Exchangeable shares	—	29,639
Additional paid-in capital	524,313	480,113
Retained earnings	210,431	145,594
Accumulated other comprehensive loss	(27,841)	(26,574)
Total stockholders' equity	707,326	629,176
Total liabilities and stockholders' equity	$2,245,277	$2,149,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Net sales	$761,352	$723,902	$2,470,457	$2,335,883
Cost of sales (exclusive of depreciation and amortization shown separately below)	507,879	489,676	1,658,837	1,588,691
Gross profit	253,473	234,226	811,620	747,192
Operating expenses:
Selling, general and administrative	193,384	178,180	588,472	548,883
Depreciation and amortization	29,422	30,220	88,215	87,329
Total operating expenses	222,806	208,400	676,687	636,212
Operating income	30,667	25,826	134,933	110,980
Other (expense) income:
Interest expense	(16,474)	(19,526)	(52,310)	(54,896)
Change in fair value of financial instruments	—	—	—	(6,395)
Write-off of debt discount and deferred financing fees	—	—	(707)	—
Other (expense) income, net	(498)	957	1,254	2,025
Total other expense, net	(16,972)	(18,569)	(51,763)	(59,266)
Income before taxes	13,695	7,257	83,170	51,714
Provision for income taxes	2,816	1,442	18,333	12,337
Net income	$10,879	$5,815	$64,837	$39,377
Weighted average common shares outstanding:
Basic	42,223	40,912	41,663	41,053
Diluted	42,949	41,371	42,401	41,789
Net income per common share(1):
Basic	$0.26	$0.14	$1.55	$0.94
Diluted	$0.25	$0.14	$1.52	$0.92
Comprehensive income
Net income	$10,879	$5,815	$64,837	$39,377
Foreign currency translation income (loss)	(2,504)	(128)	8,947	(8,821)
Changes in other comprehensive income, net of tax	(547)	—	(10,214)	491
Comprehensive income	$7,828	$5,687	$63,570	$31,047
(1)	See Note 15 for detailed calculations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

						Accumulated
				Additional		Other	Total
	Common Stock		Exchangeable	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Loss	Equity
Balances as of April 30, 2019	40,375	$404	$29,639	$480,113	$145,594	$(26,574)	$629,176
Net income	—	—	—	—	24,820	—	24,820
Exercise of Exchangeable Shares	1,129	11	(29,639)	29,628	—	—	-
Foreign currency translation adjustments	—	—	—	—	—	11,860	11,860
Change in other comprehensive loss, net of tax	—	—	—	—	—	(6,065)	(6,065)
Equity-based compensation	—	—	—	1,349	—	—	1,349
Exercise of stock options	9	—	—	133	—	—	133
Issuance of common stock pursuant to employee stock purchase plan	76	1	—	1,021	—	—	1,022
Balances as of July 31, 2019	41,589	416	—	512,244	170,414	(20,779)	662,295
Net income	—	—	—	—	29,138	—	29,138
Foreign currency translation adjustments	—	—	—	—	—	(409)	(409)
Change in other comprehensive loss, net of tax	—	—	—	—	—	(3,602)	(3,602)
Equity-based compensation	—	—	—	2,271	—	—	2,271
Exercise of stock options	525	5	—	6,623	—	—	6,628
Vesting of restricted stock units	55	1	—	(1)	—	—	-
Tax withholding related to net share settlements of equity awards	—	—	—	(282)	—	—	(282)
Balances as of October 31, 2019	42,169	422	—	520,855	199,552	(24,790)	696,039
Net income	—	—	—	—	10,879	—	10,879
Foreign currency translation adjustments	—	—	—	—	—	(2,504)	(2,504)
Change in other comprehensive loss, net of tax	—	—	—	—	—	(547)	(547)
Equity-based compensation	—	—	—	1,419	—	—	1,419
Exercise of stock options	85	1	—	1,518	—	—	1,519
Vesting of restricted stock units	17	—	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	—	(250)	—	—	(250)
Issuance of common stock pursuant to employee stock purchase plan	39	—	—	771	—	—	771
Balances as of January 31, 2020	42,310	$423	$—	$524,313	$210,431	$(27,841)	$707,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

						Accumulated
				Additional		Other	Total
	Common Stock		Exchangeable	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Income (Loss)	Equity
Balances as of April 30, 2018	41,069	$411	$—	$489,007	$89,592	$441	$579,451
Net income	—	—	—	—	8,650	—	8,650
Issuance of Exchangeable Shares	—	—	33,194	—	—	—	33,194
Foreign currency translation adjustments	—	—	—	—	—	(3,791)	(3,791)
Change in other comprehensive income (loss), net of tax	—	—	—	—	—	113	113
Equity-based compensation	—	—	—	358	—	—	358
Tax withholding related to net share settlements of equity awards	—	—	—	(7)	—	—	(7)
Exercise of stock options	35	—	—	431	—	—	431
Issuance of common stock pursuant to employee stock purchase plan	35	—	—	881	—	—	881
Balances as of July 31, 2018	41,139	411	33,194	490,670	98,242	(3,237)	619,280
Net income	—	—	—	—	24,912	—	24,912
Foreign currency translation adjustments	—	—	—	—	—	(4,902)	(4,902)
Change in other comprehensive income (loss), net of tax	—	—	—	—	—	378	378
Equity-based compensation	—	—	—	1,049	—	—	1,049
Exercise of stock options	18	1	—	541	—	—	542
Balances as of October 31, 2018	41,157	412	33,194	492,260	123,154	(7,761)	641,259
Net income	—	—	—	—	5,815	—	5,815
Issuance of Exchangeable Shares	—	—	(3,555)	—	—	—	(3,555)
Repurchase and retirement of common stock	(691)	(7)	—	(11,507)	—	—	(11,514)
Foreign currency translation adjustments	—	—	—	—	—	(128)	(128)
Equity-based compensation	—	—	—	1,095	—	—	1,095
Tax withholding related to net share settlements of equity awards	—	—	—	(44)	—	—	(44)
Exercise of stock options	50	—	—	308	—	—	308
Vesting of restricted stock units	5	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	40	1	—	523	—	—	524
Balances as of January 31, 2019	40,561	$406	$29,639	$482,635	$128,969	$(7,889)	$633,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	January 31,
	2020	2019
Cash flows from operating activities:
Net income	$64,837	$39,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,215	87,329
Write-off and amortization of debt discount and debt issuance costs	2,964	2,505
Provision for losses on accounts and notes receivable	104	240
Provision for obsolescence of inventory	221	416
Effects of fair value adjustments to inventory	461	4,129
Increase in fair value of contingent consideration	1,601	535
Equity-based compensation	6,345	4,706
Gain on sale and disposal of assets	(872)	(412)
Change in fair value of financial instruments	—	6,395
Deferred income taxes	174	(18,470)
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	16,561	23,243
Inventories	317	(11,576)
Prepaid expenses and other assets	4,210	(968)
Accounts payable	(30,420)	(17,856)
Accrued compensation and employee benefits	(11,729)	(3,824)
Derivative liability	—	(10,778)
Other accrued expenses and liabilities	(7,622)	446
Cash provided by operating activities	135,367	105,437
Cash flows from investing activities:
Purchases of property and equipment	(20,884)	(13,385)
Proceeds from sale of assets	1,299	910
Acquisition of businesses, net of cash acquired	(20,803)	(579,731)
Cash used in investing activities	(40,388)	(592,206)
Cash flows from financing activities:
Repayments on the revolving credit facility	(794,623)	(748,999)
Borrowings from the revolving credit facility	760,444	886,896
Payments of principal on long-term debt	(57,476)	(7,476)
Payments of principal on finance lease obligations	(17,971)	(13,923)
Borrowings from term loan amendment	—	996,840
Repayments from term loan amendment	—	(571,840)
Repurchases of common stock	—	(11,514)
Debt issuance costs	(1,286)	(7,933)
Proceeds from exercises of stock options	8,280	1,280
Other financing activities	1,261	1,355
Cash (used in) provided by financing activities	(101,371)	524,686
Effect of exchange rates on cash and cash equivalents	3	(7)
(Decrease) increase in cash and cash equivalents	(6,389)	37,910
Cash and cash equivalents, beginning of period	47,338	36,437
Cash and cash equivalents, end of period	$40,949	$74,347
Supplemental cash flow disclosures:
Cash paid for income taxes	$30,199	$16,121
Cash paid for interest	49,224	45,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”), through its wholly-owned operating subsidiaries, is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary building products. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of more than 260 distribution centers across the United States and Canada.

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

Foreign Currency Translation

Assets and liabilities of the Company’s Canadian subsidiaries are translated at the exchange rate prevailing at the balance sheet date, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a separate component of stockholders’ equity and other comprehensive income. Gains and losses on foreign currency transactions are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income within other (expense) income, net.

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

As of January 31, 2020 and April 30, 2019, the aggregate liabilities for medical self-insurance were $4.0 million and $3.4 million, respectively, and are included in other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheets. As of January 31, 2020 and April 30, 2019, reserves for general liability, automobile and workers’ compensation totaled approximately $19.1 million and $17.7 million, respectively, and are included in other accrued expenses and current liabilities and other liabilities in the Condensed Consolidated Balance Sheets. As of January 31, 2020 and April 30, 2019, expected recoveries for medical self-insurance, general liability, automobile and workers’ compensation totaled approximately $6.1 million and $6.0 million, respectively, and are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheets.

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

The Company adopted the new lease standard on May 1, 2019 using the optional transition method. The Company elected the package of practical expedients permitted in the guidance, which among other things, allows the Company to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. The Company also elected to use the practical expedient to not separate lease and nonlease components. The Company did not elect the hindsight practical expedient. The Company made an accounting policy election to not recognize an ROU asset and lease liability for leases with an initial term of twelve months or less.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Significant Judgements

The Company’s contracts may include terms that could cause variability in the transaction price, including customer rebates, returns and cash discounts for early payment. Variable consideration is estimated and included in the transaction price based on the expected value method. These estimates are based on historical experience, anticipated performance and other factors known at the time. The Company only includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Contract Balances

Receivables from contracts with customers were $408.2 million and $431.4 million as of January 31, 2020 and April 30, 2019, respectively. The Company did not have material amounts of contract assets or liabilities as of January 31, 2020 or April 30, 2019.

3. Business Acquisitions

The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Condensed Consolidated Statements of Operations and Comprehensive Income. The results of operations of acquisitions are reflected in the Company’s Condensed Consolidated Financial Statements from the date of acquisition.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Goodwill and Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill during the nine months ended January 31, 2020:

Carrying
Amount
(in thousands)
Balance as of April 30, 2019	$617,327
Goodwill acquired	3,821
Translation adjustment	2,922
Balance as of January 31, 2020	$624,070

Intangible Assets

The following tables present the components of the Company’s definite-lived intangible assets as of January 31, 2020 and April 30, 2019:

	Estimated	Weighted	January 31, 2020
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 16	12.8	$528,081	$259,727	$268,354
Definite-lived tradenames	5 - 20	16.3	56,797	9,741	47,056
Vendor agreements	8 - 10	8.3	6,644	4,365	2,279
Developed technology	5	4.9	5,293	1,794	3,499
Leasehold interests	1 - 15	7.6	3,720	2,026	1,694
Other	3 - 5	3.3	4,292	2,195	2,097
Totals			$604,827	$279,848	$324,979

	Estimated	Weighted	April 30, 2019
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 16	12.8	$520,703	$214,044	$306,659
Definite-lived tradenames	5 - 20	16.3	56,018	6,993	49,025
Vendor agreements	8 - 10	8.3	6,644	3,761	2,883
Developed technology	5	4.9	5,209	971	4,238
Leasehold interests	1 - 15	7.6	3,707	1,502	2,205
Other	3 - 5	3.4	4,118	1,182	2,936
Totals			$596,399	$228,453	$367,946

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flows generated by such assets, and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $16.5 million and $18.3 million for the three months ended January 31, 2020 and 2019, respectively, and $50.3 million and $53.3 million for the nine months ended January 31, 2020 and 2019, respectively. Amortization expense is recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $15.3 million during the remaining three months in the fiscal year ending April 30, 2020 and $56.3 million, $47.0 million, $39.2 million, $31.9 million and $135.3 million during the fiscal years ending April 30, 2021, 2022, 2023, 2024 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

The Company’s indefinite-lived intangible assets consist of tradenames that had a carrying amount of $61.4 million as of January 31, 2020 and April 30, 2019.

5. Long-Term Debt

The Company’s long-term debt consisted of the following as of January 31, 2020 and April 30, 2019:

	January 31,	April 30,
	2020	2019
	(in thousands)
First Lien Facility (1) (2)	$917,637	$972,650
ABL Facility	9,806	43,972
Finance lease obligations	125,827	109,286
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2024 (3)	15,724	15,287
Carrying value of debt	1,068,994	1,141,195
Less current portion	48,688	42,118
Long-term debt	$1,020,306	$1,099,077
(1)	Net of unamortized discount of $1,777 and $2,149 as of January 31, 2020 and April 30, 2019, respectively.
(2)	Net of deferred financing costs of $9,981 and $12,072 as of January 31, 2020 and April 30, 2019, respectively.
(3)	Net of unamortized discount of $1,187 and $1,200 as of January 31, 2020 and April 30, 2019, respectively.

First Lien Facility

The Company has a senior secured first lien term loan facility (the "First Lien Facility") with aggregate principal amount of $929.4 million outstanding as of January 31, 2020. The First Lien Facility is due in June 2025 and the Company is required to make quarterly principal payments of 0.25% of the aggregate principal amount. The First Lien Facility bears interest at a floating rate based on LIBOR plus 2.75%, with a 0% floor. As of January 31, 2020, the applicable rate of interest was 4.40%.

On September 30, 2019, the Company made a $50.0 million prepayment of outstanding principal amount of its First Lien Facility. The Company recorded a write-off of debt discount and deferred financing fees of $0.7 million, which is included in write-off of discount and deferred financing fees in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Asset Based Lending Facility

The Company has an asset based revolving credit facility (the “ABL Facility”) that provides for aggregate revolving commitments of $445.0 million (including same day swing line borrowings of $44.5 million). Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.

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

At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based at LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. As of January 31, 2020, the applicable rate of interest was 5.00%. The ABL Facility also contains an unused commitment fee subject to utilization, as included in the ABL Facility agreement.

During the nine months ended January 31, 2020, the Company made net repayments under the ABL Facility of $34.2 million. As of January 31, 2020, the Company had available borrowing capacity of approximately $402.2 million under the ABL Facility. The ABL Facility will mature on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the First Lien Facility.

Covenants under the First Lien Facility and ABL Facility

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all restrictive covenants as of January 31, 2020.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of January 31, 2020.

Titan Revolving Credit Facility

Through its WSB Titan (“Titan”) subsidiary, the Company has a revolving credit facility (the “Titan Facility”) that provides for aggregate revolving commitments of $22.7 million ($30.0 million Canadian dollars). The Titan Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of January 31, 2020, the Company had available borrowing capacity of approximately $22.7 million under the Titan Facility. The Titan Facility matures on June 28, 2022.

Debt Maturities

As of January 31, 2020, the maturities of long-term debt were as follows

	First Lien	ABL	Finance	Installment
	Facility(1)	Facility	Leases	Notes(2)	Total
Years ending April 30,	(in thousands)
2020 (remaining three months)	$2,492	$—	$7,899	$593	$10,984
2021	9,968	—	33,633	4,874	48,475
2022	9,968	—	30,585	4,438	44,991
2023	9,968	—	25,025	4,404	39,397
2024	9,968	—	17,921	1,781	29,670
Thereafter	887,031	9,806	10,764	821	908,422
	$929,395	$9,806	$125,827	$16,911	$1,081,939

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(1)	Gross of unamortized discount of $1,777 and deferred financing costs of $9,981 as of January 31, 2020.
(2)	Gross of unamortized discount of $1,187 as of January 31, 2020.

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

The components of lease expense were as follows:

	Three Months	Nine Months
	Ended	Ended
	January 31, 2020	January 31, 2020
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$6,007	$18,120
Interest on lease liabilities	3,300	10,089
Operating lease cost	10,646	31,555
Variable lease cost	3,311	9,924
Total lease cost	$23,264	$69,688

Operating lease cost, including variable lease cost, is included in selling, general and administrative expenses; amortization of finance ROU assets is included in depreciation and amortization; and interest on finance lease liabilities is included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental cash flow information related to leases was as follows:

Nine Months
Ended
January 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$30,976
Operating cash flows from finance leases	10,089
Financing cash flows from finance leases	17,971
Right-of-use assets obtained in exchange for lease obligations
Operating leases	32,042
Finance leases	39,379

Other information related to leases was as follows:

January 31, 2020
(in thousands)
Finance leases included in property and equipment
Property and equipment	$160,634
Accumulated depreciation	(37,746)
Property and equipment, net	$122,888
Weighted-average remaining lease term (years)
Operating leases	4.9
Finance leases	3.4
Weighted-average discount rate
Operating leases	5.5%
Finance leases	5.4%

Future minimum lease payments under non-cancellable leases as of January 31, 2020 were as follows:

	Finance	Operating
Year Ended April 30,	(in thousands)
2020 (remaining three months)	$11,056	$10,578
2021	43,879	37,389
2022	37,126	28,697
2023	28,257	22,284
2024	19,028	17,652
Thereafter	11,064	25,960
Total lease payments	150,410	142,560
Less imputed interest	24,583	19,093
Total	$125,827	$123,467

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 22.0% and 23.9% for the nine months ended January 31, 2020 and 2019, respectively. The increase in the effective income tax rate over the U.S. federal statutory rate of 21.0% is primarily due to the impact of equity based compensation, as well as foreign tax rates and state taxes and other tax effects associated with the acquisition of Titan.

The Company is subject to provisions of the Tax Cuts and Jobs Act of 2017 related to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5,

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

Valuation allowance. The Company had a valuation allowance of $1.4 million and $1.1 million against its deferred tax assets related to certain U.S. tax jurisdictions as of January 31, 2020 and April 30, 2019, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.

Uncertain tax positions. The Company had no reserve for uncertain tax positions as of January 31, 2020 or April 30, 2019.

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

The Company did not repurchase any shares of its common stock during the nine months ended January 31, 2020. As of January 31, 2020, the Company had $58.5 million of remaining authorization under its repurchase program.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Secondary Public Offering

On September 9, 2019, AEA Investors LP and its affiliates (“AEA”) completed a secondary public offering of 6.8 million shares of the Company’s common stock at a price to the public of $27.20 per share, representing all of AEA’s remaining ownership in the Company. The Company did not receive any proceeds from the sale of its common stock in the offering by AEA. As a result of the offering, AEA no longer has the right to nominate any directors to the Company’s board of directors pursuant to the Company stockholders’ agreement.

Accumulated Other Comprehensive Loss

The following table sets forth the changes to accumulated other comprehensive loss, net of tax, by component for the nine months ended January 31, 2020:

Accumulated
Other
Comprehensive
Loss
(in thousands)
Accumulated other comprehensive loss as of April 30, 2019	$(26,574)
Foreign currency translation adjustments	8,947
Other comprehensive loss on derivative instruments	(10,214)
Accumulated other comprehensive loss as of January 31, 2020	$(27,841)

Other comprehensive loss on derivative instruments for the nine months ended January 31, 2020 is net of $3.2 million of tax.

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

Equity-based compensation expense related to stock options and restricted stock units was $4.8 million and $2.4 million during the nine months ended January 31, 2020 and 2019, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock Option Awards

The following table presents stock option activity for the nine months ended January 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2019	2,080	$16.34	6.15	$7,615
Options granted	386	21.63
Options exercised	(619)	13.37
Options forfeited	(103)	25.73
Options expired	—	—
Outstanding as of January 31, 2020	1,744	$17.98	6.34	$15,938
Exercisable as of January 31, 2020	1,184	$15.50	5.07	$13,698
Vested and expected to vest as of January 31, 2020	1,736	$17.96	6.33	$15,916

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the nine months ended January 31, 2020 and 2019 was $9.4 million and $0.8 million, respectively. As of January 31, 2020, there was $4.2 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years.

The fair value of stock options granted during the nine months ended January 31, 2020 and 2019 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	January 31,
	2020	2019
Volatility	49.86%	33.71%
Expected life (years)	6.0	6.0
Risk-free interest rate	1.97%	2.87%
Dividend yield	—%	—%

The weighted average grant date fair value of options granted during the nine months ended January 31, 2020 and 2019 was $10.59 per share and $9.72 per share, respectively. The expected volatility was based on historical and implied volatility. The expected life of stock options was based on previous history of exercises. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield was 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the trading day immediately preceding the date of the grant.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Restricted Stock Units

The following table presents restricted stock unit activity for the nine months ended January 31, 2020:

		Weighted
	Number of	Average
	Restricted	Exercise
	Stock Units	Price
	(shares in thousands)
Outstanding as of April 30, 2019	193	$25.48
Granted	233	21.67
Vested	(94)	24.89
Forfeited	(39)	25.29
Outstanding as of January 31, 2020	293	$22.62

As of January 31, 2020, there was $4.6 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During the nine months ended January 31, 2020, 0.1 million shares of the Company’s common stock were purchased under the ESPP at an average price of $15.62 per share. The Company recognized $0.4 million and $0.2 million of stock-based compensation expense during the nine months ended January 31, 2020 and 2019, respectively, related to the ESPP.

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests for the nine months ended January 31, 2020:

	Stock		Redeemable
	Appreciation	Deferred	Noncontrolling
	Rights	Compensation	Interests
	(in thousands)
Balance as of April 30, 2019	$23,458	$1,695	$12,498
Amounts redeemed	(825)	(108)	(4,644)
Change in fair value	980	41	285
Balance as of January 31, 2020	$23,613	$1,628	$8,139

Classified as current as of April 30, 2019	$1,355	$108	$1,569
Classified as long-term as of April 30, 2019	22,103	1,587	10,929

Classified as current as of January 31, 2020	$604	$—	$—
Classified as long-term as of January 31, 2020	23,009	1,628	8,139

Total expense related to these instruments was $1.3 million and $2.2 million during the nine months ended January 31, 2020 and 2019, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock Appreciation Rights

Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over five years, upon a triggering event. As of January 31, 2020, all stock appreciation rights were vested.

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

11. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the estimated carrying amount and fair value of the Company’s liabilities measured at fair value on a recurring basis as of January 31, 2020 and April 30, 2019:

	January 31,	April 30,
	2020	2019
	(in thousands)
Interest rate swap (Level 2)	$18,982	$5,613
Stock appreciation rights (Level 3)	23,613	23,458
Deferred compensation (Level 3)	1,628	1,695
Noncontrolling interest holders (Level 3)	8,139	12,498
Contingent consideration (Level 3)	13,067	12,354

Derivative instruments. The Company has interest rate swap agreements with a notional amount of $500.0 million that convert the variable interest rate on its First Lien Facility to a fixed 1-month LIBOR interest rate of 2.46%. The contracts were effective on February 28, 2019 and terminate on February 28, 2023. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company believes there have been no material changes in the creditworthiness of the counterparty to this interest rate swap and believes the risk of nonperformance by such party is minimal. The Company designated the interest rate swaps as a cash flow hedges. The derivative instruments are classified in other liabilities in the Condensed Consolidated Balance Sheets as of January 31, 2020 and April 30, 2019.

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

Contingent consideration. In connection with the acquisition of Titan, the Company assumed certain contingent consideration arrangements. The fair value of contingent consideration is determined using Level 3 inputs. These inputs include a discount rate and probability adjusted payments. During the nine months ended January 31, 2020, the Company recorded expense of $1.6 million related to the contingent consideration, which was included in other (expense) income in the Condensed Consolidated Statement of Operations and Comprehensive Income.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 3, “Business Acquisitions.” There were no material long-lived asset impairments during the nine months ended January 31, 2020 or 2019.

12. Transactions With Related Parties

The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. During the three and nine months ended January 31, 2020, certain executive officers and stockholders of the Company were stockholders of SWP, which was spun-off from Gypsum Management and Supply, Inc. on August 31, 2012. The Company purchased inventory from SWP for distribution in the amount of $3.2 million and $3.0 million during the three months ended January 31, 2020 and 2019, respectively, and $10.5 million and $10.0 million during the nine months ended January 31, 2020 and 2019, respectively. Amounts due to SWP for purchases of inventory for distribution were $1.1 million and $1.2 million as of January 31, 2020 and April 30, 2019, respectively, and are included in accounts payable in the Condensed Consolidated Balance Sheets.

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

The following tables present segment results for the three and nine months ended January 31, 2020 and 2019:

	Three Months Ended January 31, 2020
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$754,916	$251,086	$28,791	$62,169
Other	6,436	2,387	56	528
Corporate	—	—	575	—
	$761,352	$253,473	$29,422	$62,697

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended January 31, 2019
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$717,984	$232,201	$29,368	$59,321
Other	5,918	2,025	55	396
Corporate	—	—	797	—
	$723,902	$234,226	$30,220	$59,717

	Nine Months Ended January 31, 2020
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$2,449,926	$804,340	$86,747	$234,422
Other	20,531	7,280	164	1,768
Corporate	—	—	1,304	—
	$2,470,457	$811,620	$88,215	$236,190

	Nine Months Ended January 31, 2019
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA
	(in thousands)
Geographic divisions	$2,316,732	$740,591	$85,284	$220,365
Other	19,151	6,601	168	1,769
Corporate	—	—	1,877	—
	$2,335,883	$747,192	$87,329	$222,134

The following table presents a reconciliation of Adjusted EBITDA to net income for the three and nine months ended January 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
	(in thousands)
Net income	$10,879	$5,815	$64,837	$39,377
Interest expense	16,474	19,526	52,310	54,896
Write-off of debt discount and deferred financing fees	—	—	707	—
Interest income	(8)	(10)	(26)	(43)
Provision for income taxes	2,816	1,442	18,333	12,337
Depreciation expense	12,930	11,919	37,944	34,067
Amortization expense	16,492	18,301	50,271	53,262
Stock appreciation expense(a)	(347)	442	980	1,425
Redeemable noncontrolling interests(b)	(318)	(35)	326	778
Equity-based compensation(c)	1,465	1,140	5,175	2,638
Severance and other permitted costs(d)	1,700	229	3,648	5,947
Transaction costs (acquisitions and other)(e)	434	1,066	1,733	6,660
Gain on sale of assets	(130)	(118)	(872)	(412)
Effects of fair value adjustments to inventory(f)	310	—	461	4,129
Change in fair value of financial instruments(g)	—	—	—	6,395
Secondary public offering costs(h)	—	—	363	—
Debt transaction costs(i)	—	—	—	678
Adjusted EBITDA	$62,697	$59,717	$236,190	$222,134

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(a)	Represents non-cash expense related to stock appreciation rights agreements.
(b)	Represents non-cash compensation expense related to changes in the fair values of noncontrolling interests.
(c)	Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents costs related to acquisitions paid to third parties.
(f)	Represents the non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(g)	Represents the mark-to-market adjustments for derivative financial instruments.
(h)	Represents costs paid to third-party advisors related to secondary offerings of our common stock.
(i)	Represents costs paid to third-party advisors related to debt refinancing activities.

During the nine months ended January 31, 2020, the Company recorded operating lease ROU assets as a result of the adoption of the new lease guidance. The Company’s geographic divisions, other and corporate segments, recorded $113.3 million, $0.3 million and $5.2 million, respectively, of operating lease ROU assets as of the transition date.

Revenues by Product

The following table presents the Company’s net sales to external customers by main product lines for the three and nine months ended January 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
	(in thousands)
Wallboard	$314,391	$297,358	$1,006,604	$949,781
Ceilings	112,768	105,219	364,685	339,450
Steel framing	118,823	117,432	386,811	382,304
Other products	215,370	203,893	712,357	664,348
Total net sales	$761,352	$723,902	$2,470,457	$2,335,883

Geographic Information

The following table presents the Company’s net sales by major geographic area for the three and nine months ended January 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
	(in thousands)
United States	$661,491	$624,672	$2,136,968	$2,021,750
Canada	99,861	99,230	333,489	314,133
Total net sales	$761,352	$723,902	$2,470,457	$2,335,883

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Net sales for Canada for the nine months ended January 31, 2020 includes nine months of net sales compared to eight months for the prior year period due to the Company’s acquisition of Titan on June 1, 2018. The average exchange rates for translating Canada net sales from Canadian dollars to U.S. dollars were 0.7600 and 0.7555 for the three and nine months ended January 31, 2020, respectively. The average exchange rates were and 0.7491 and 0.7609 for the three and eight months ended January 31, 2019, respectively.

The following table presents the Company’s property and equipment, net, by major geographic area as of January 31, 2020 and April 30, 2019:

	January 31,	April 30,
	2020	2019
	(in thousands)
United States	$268,599	$249,857
Canada	37,873	32,492
Total property and equipment, net	$306,472	$282,349

15. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three and nine months ended January 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net income	$10,879	$5,815	$64,837	$39,377
Less: Net income allocated to participating securities	-	156	273	940
Net income attributable to common stockholders	$10,879	$5,659	$64,564	$38,437
Basic earnings per common share:
Basic weighted average common shares outstanding	42,223	40,912	41,663	41,053
Basic earnings per common share	$0.26	$0.14	$1.55	$0.94
Diluted earnings per common share:
Basic weighted average common shares outstanding	42,223	40,912	41,663	41,053
Add: Common Stock Equivalents	726	459	738	736
Diluted weighted average common shares outstanding	42,949	41,371	42,401	41,789
Diluted earnings per common share	$0.25	$0.14	$1.52	$0.92

16. Subsequent Events

Acquisition

On February 1, 2020, the Company acquired Trowel Trades Supply, Inc. (“Trowel Trades”). Trowel Trades distributes interior building materials, as well as masonry and hardscape products, through a single location in Colchester, Vermont.

Favorable Class Action Settlement

In February 2020, the Company received proceeds as part of a class action legal settlement.  The Company expects to record other income related to the settlement of approximately $12.0 million during the three months ending April 30, 2020. The settlement had no impact on the results of operations for the three and nine months ended January 31, 2020.

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

Overview

Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”) is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary specialty building products. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of more than 260 distribution centers across the United States and Canada.

Business Strategy

Our growth strategy includes increasing our market share within our existing footprint, expanding into new markets by opening new branches, acquiring competitors and growing our product offerings. We expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships. In addition, we will continue to selectively pursue acquisitions. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model and have an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy.

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

Fiscal 2020 Acquisitions

On June 3, 2019, we acquired the acoustical and drywall operations of J.P. Hart Lumber Company (“Hart Acoustical and Drywall Supply”). Hart Acoustical and Drywall Supply distributes drywall, metal studs, insulation and ceiling tiles through two locations in San Antonio, Texas and one location in La Feria, Texas.

On November 1, 2019, we acquired Rigney Building Supplies Ltd. (“Rigney”). Rigney distributes interior building products, as well as masonry and landscaping products, through a single location in Kingston, Ontario.

On February 1, 2020, we acquired Trowel Trades Supply, Inc. (“Trowel Trades”). Trowel Trades distributes interior building materials, as well as masonry and hardscape products, through a single location in Colchester, Vermont.

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

Our Products

The following is a summary of our net sales by product group for the three and nine months ended January 31, 2020 and 2019:

	Three Months Ended				Nine Months Ended
	January 31,	% of	January 31,	% of	January 31,	% of	January 31,	% of
	2020	Total	2019	Total	2020	Total	2019	Total
	(dollars in thousands)
Wallboard	$314,391	41.3%	$297,358	41.1%	$1,006,604	40.7%	$949,781	40.7%
Ceilings	112,768	14.8%	105,219	14.5%	364,685	14.8%	339,450	14.5%
Steel framing	118,823	15.6%	117,432	16.2%	386,811	15.7%	382,304	16.4%
Other products	215,370	28.3%	203,893	28.2%	712,357	28.8%	664,348	28.4%
Total net sales	$761,352		$723,902		$2,470,457		$2,335,883

Results of Operations

Three Months Ended January 31, 2020 and 2019

The following table summarizes key components of our results of operations for the three months ended January 31, 2020 and 2019:

	Three Months Ended
	January 31,
	2020	2019
	(dollars in thousands)
Statement of operations data:
Net sales	$761,352	$723,902
Cost of sales (exclusive of depreciation and amortization shown separately below)	507,879	489,676
Gross profit	253,473	234,226
Operating expenses:
Selling, general and administrative expenses	193,384	178,180
Depreciation and amortization	29,422	30,220
Total operating expenses	222,806	208,400
Operating income	30,667	25,826
Other (expense) income:
Interest expense	(16,474)	(19,526)
Change in fair value of financial instruments	—	—
Write-off of debt discount and deferred financing fees	—	—
Other (expense) income, net	(498)	957
Total other expense, net	(16,972)	(18,569)
Income before taxes	13,695	7,257
Provision for income taxes	2,816	1,442
Net income	$10,879	$5,815
Non-GAAP measures:
Adjusted EBITDA(1)	$62,697	$59,717
Adjusted EBITDA margin(1)(2)	8.2%	8.2%
(1)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.
(2)	Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Net Sales

Net sales of $761.4 million increased $37.5 million, or 5.2%, during the three months ended January 31, 2020 compared to the three months ended January 31, 2019. The increase in net sales was due to the following:

●	Wallboard sales, which are impacted by both commercial and residential construction activity, increased $17.0 million, or 5.7%, compared to the three months ended January 31, 2019. The increase in wallboard sales was primarily driven by higher organic volumes and acquisitions, partially offset by lower pricing and product mix.
●	Ceilings sales increased $7.5 million, or 7.2%, compared to the three months ended January 31, 2019. The increase in ceilings sales was primarily due to higher organic volumes and acquisitions, as well as higher pricing and product mix.

●	Steel framing sales increased $1.4 million, or 1.2%, compared to the three months January 31, 2019. The increase in steel framing sales was primarily driven by higher organic volume and acquisitions, partially offset by lower pricing and product mix.
●	Other products sales, which include insulation, joint treatment, tools, lumber and various other specialty building products, increased $11.5 million, or 5.6%, compared to the three months ended January 31, 2019. The increase was primarily due to higher organic growth and acquisitions.

Organic net sales increased $27.7 million, or 3.8%, during the three months ending January 31, 2020 compared to the prior year period. The increase was primarily driven by an increase in sales in the United States as a result of the improvement in new housing starts, R&R activity and commercial construction, partially offset by a decline in sales in Canada, which was primarily related to softness in the Canadian single-family housing market.

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended January 31, 2020:

Three Months
Ended
January 31,
(in thousands)
Net sales	$761,352
Recently acquired net sales (1)	(8,358)
Impact of foreign currency (2)	(1,344)
Base business net sales (3)	$751,650
(1)	Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended January 31, 2020, this includes net sales of Commercial Builders Group, LLC, which was acquired on March 4, 2019, Hart Acoustical and Drywall Supply, which was acquired on June 3, 2019, and Rigney Building Supplies, which was acquired on November 1, 2019.
(2)	Represents the impact of foreign currency translation on net sales.
(3)	Represents net sales of existing branches and branches that were opened by us during the period presented.

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

Gross Profit and Gross Margin

Gross profit of $253.5 million for the three months ended January 31, 2020 increased $19.2 million, or 8.2%, compared to the three months ended January 31, 2019 as a result of higher net sales, both organically and including the positive impact of acquisitions. Gross margin on net sales increased to 33.3% for the three months ended January 31, 2020 compared to 32.4% for the three months ended January 31, 2019 primarily due to favorable price-cost dynamics resulting from both higher volume purchases in multiple product groups and other purchasing initiatives. Acquisition-related purchasing synergies and product mix also contributed to the increase in gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses of $193.4 million for the three months ended January 31, 2020 increased $15.2 million, or 8.5%, compared to the three months ended January 31, 2019. Selling, general and administrative expenses was 25.4% of our net sales during the three months ended January 31, 2020 compared to 24.6% of our net sales during the three months ended January 31, 2019. The increase was primarily driven by year-over-year declines in the selling prices of certain of our products and continuing inflationary cost pressures. In addition, we continued to make ongoing investments in greenfield locations and business initiatives intended to grow sales, leverage scale and drive profitability.

Depreciation and Amortization Expense

Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of assets from other companies. Depreciation and amortization expense was $29.4 million for the three months ended January 31, 2020 compared to $30.2 million for the three months ended January 31, 2019. The decrease was due to a $1.8 million decrease in amortization of definite-lived intangible assets, partially offset by a $1.0 million increase in depreciation expense. The decrease in amortization expense was primarily due to use of the accelerated method of amortization for acquired customer relationships. The increase in depreciation expense was primarily due to an increase in capital expenditures over the past year.

Interest Expense

Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. Interest expense was $16.5 million during the three months ended January 31, 2020 compared to $19.5 million for the three months ended January 31, 2019. The decrease was primarily due to an decrease in the outstanding amount of debt and a decrease in interest rates.

Income Taxes

We recognized income tax expense of $2.8 million during the three months ended January 31, 2020 compared to $1.4 million during the three months ended January 31, 2019. Our effective tax rate was 20.6% and 19.9% for the three months ended January 31, 2020 and 2019, respectively. The change in the effective income tax rate from the three months ended January 31, 2019 to the three months ended January 31, 2020 was primarily due to the impact of equity-based compensation.

Net Income

Net income was $10.9 million during the three months ended January 31, 2020 compared to $5.8 million for the three months ended January 31, 2019. The increase in net income was primarily due to an increase in operating income and a decrease in interest expense, partially offset by an increase in income taxes.

Adjusted EBITDA

Adjusted EBITDA of $62.7 million for the three months ended January 31, 2020 increased $3.0 million, or 5.0%, from our Adjusted EBITDA of $59.7 million for the three months ended January 31, 2019. The increase in Adjusted EBITDA was primarily due to growth in our base business and the improvement in gross margin on sales, partially offset by softness in the Canadian single-family housing market. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” below for how we define and calculate Adjusted EBITDA, reconciliations to net income and a description of why we believe these measures are useful.

Nine Months Ended January 31, 2020 and 2019

The following table summarizes key components of our results of operations for the nine months ended January 31, 2020 and 2019:

	Nine Months Ended
	January 31,
	2020	2019
	(dollars in thousands)
Statement of operations data(1):
Net sales	$2,470,457	$2,335,883
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,658,837	1,588,691
Gross profit	811,620	747,192
Operating expenses:
Selling, general and administrative expenses	588,472	548,883
Depreciation and amortization	88,215	87,329
Total operating expenses	676,687	636,212
Operating income	134,933	110,980
Other (expense) income:
Interest expense	(52,310)	(54,896)
Change in fair value of financial instruments	—	(6,395)
Write-off of discount and deferred financing fees	(707)	—
Other income, net	1,254	2,025
Total other expense, net	(51,763)	(59,266)
Income before tax	83,170	51,714
Provision for income taxes	18,333	12,337
Net income	$64,837	$39,377
Non-GAAP measures:
Adjusted EBITDA(2)	$236,190	$222,134
Adjusted EBITDA margin(2)(3)	9.6%	9.5%
(1)	The comparison of statement of operations data is affected by our acquisition of Titan on June 1, 2018. The results of operations of Titan are included in our operating results beginning on the acquisition date.
(2)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.
(3)	Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Net Sales

Net sales of $2,470.5 million increased $134.6 million, or 5.8%, during the nine months ended January 31, 2020 compared to the nine months ended January 31, 2019. The increase in net sales was due to the following:

●	Wallboard sales, which are impacted by both commercial and residential construction activity, increased $56.8 million, or 6.0%, compared to the nine months ended January 31, 2019. The increase in wallboard sales was primarily driven by higher organic volumes and the benefit from acquisitions, partially offset by a slight decrease in price.
●	Ceilings sales increased $25.2 million, or 7.4%, compared to the nine months ended January 31, 2019. The increase in ceilings sales was primarily due to higher organic volumes, the positive impact of acquisitions and higher pricing.

●	Steel framing sales increased $4.5 million, or 1.2%, compared to the nine months ended January 31, 2019. The increase in steel framing sales was primarily driven by higher organic volumes and the positive impact of acquisitions, partially offset by lower pricing.
●	Other products sales, which includes insulation, joint treatment, tools, lumber and various other specialty building products, increased $48.0 million, or 7.2%, compared to the nine months ended January 31, 2019. The increase was primarily due to the positive impact of acquisitions, as well as higher organic growth.

Organic net sales increased $76.0 million, or 3.3%, during the nine months ending January 31, 2020 compared to the prior year period primarily driven by an increase in demand for our products as a result of the improvement in new housing starts, R&R activity and commercial construction.

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the nine months ended January 31, 2020:

Nine Months
Ended
January 31, 2020
(in thousands)
Net sales	$2,470,457
Recently acquired net sales (1)	(60,451)
Impact of foreign currency (2)	1,836
Base business net sales (3)	$2,411,842
(1)	Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the nine months ended January 31, 2020, this includes net sales of Titan through June 1, 2019, net sales of Commercial Builders Group, LLC, which was acquired on March 4, 2019, net sales of Hart Acoustical and Drywall Supply, which was acquired on June 3, 2019, and net sales of Rigney Building Supplies, which was acquired on November 1, 2019.
(2)	Represents the impact of foreign currency translation on net sales.
(3)	Represents net sales of existing branches and branches that were opened by us during the period presented.

Gross Profit and Gross Margin

Gross profit of $811.6 million for the nine months ended January 31, 2020 increased $64.4 million, or 8.6%, compared to the nine months ended January 31, 2019 as a result of higher net sales, both organically and including the positive impact of acquisitions, as well as $4.1 million of non-cash purchase accounting adjustments recorded in the prior year related to the Titan acquisition. Gross margin on net sales increased to 32.9% for the nine months ended January 31, 2020 compared to 32.0% for the nine months ended January 31, 2019 primarily due to net favorable price-cost dynamics, Titan purchasing synergies, product mix and the prior year purchase accounting adjustments. During the prior year period, we recognized a $4.1 million non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value, compared to $0.5 million in the current year period. As part of our accounting for business combinations, we are required to value inventory acquired in the business combination at its net realizable value. The inventory adjustment is typically fully recognized in cost of sales within the first month after completion of an acquisition. This step-up in basis and related expense has a negative effect on gross margins as the related inventory is sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $588.5 million for the nine months ended January 31, 2020 increased $39.6 million, or 7.2%, compared to the nine months ended January 31, 2019. The increase was primarily due to growth in our base business, inflationary cost pressures, ongoing investments in business initiatives and an increase in stock-based compensation expense. This was partially offset by a $4.6 million decrease in transaction costs, a $3.2 million decrease in severance costs and a $0.6 million decrease in debt transaction costs. Selling, general and administrative expenses was 23.8% of our net sales during the nine months ended January 31, 2020 compared to 23.5% of our net sales during the nine months ended January 31, 2019.

Depreciation and Amortization Expense

Depreciation and amortization expense was $88.2 million for the nine months ended January 31, 2020 compared to $87.3 million for the nine months ended January 31, 2019. The increase was due to a $3.9 million increase in depreciation expense, partially offset by a $3.0 million decrease in amortization of definite-lived intangible assets. The increase in depreciation expense was primarily attributable to an increase in capital expenditures over the past year and expense resulting from property and equipment obtained in the acquisition of Titan. The nine months ended January 31, 2020 includes nine months of depreciation expense for property and equipment from the acquisition of Titan compared to eight months during the nine months ended January 31, 2019. The decrease in amortization expense was primarily due to use of the accelerated method of amortization for acquired customer relationships.

Interest Expense

Interest expense was $52.3 million during the nine months ended January 31, 2020 compared to $54.9 million for the nine months ended January 31, 2019. The decrease was primarily due to a decrease in the outstanding amount of debt and a decrease in interest rates. This was partially offset by debt related to the financing of the acquisition of Titan. The nine months ended January 31, 2020 includes nine months of interest expense for the new debt financing compared to eight months during the prior year period.

Income Taxes

We recognized income tax expense of $18.3 million during the nine months ended January 31, 2020 compared to $12.3 million during the nine months ended January 31, 2019. Our effective tax rate was 22.0% and 23.9% for the nine months ended January 31, 2020 and 2019, respectively. The change in the effective income tax rate from the nine months ended January 31, 2019 to the nine months ended January 31, 2020 was primarily due to the impact of equity-based compensation, as well as foreign tax rates and other tax effects associated with the acquisition of Titan.

Net Income

Net income was $64.8 million during the nine months ended January 31, 2020 compared to $39.4 million for the nine months ended January 31, 2019. The increase in net income was primarily due to growth in our base business, a loss on financial instruments incurred in the prior year period related to the acquisition of Titan, transaction costs incurred in the prior year period related to the acquisition of Titan and a decrease in severance primarily due to a reduction in workforce implemented during the prior year period. These increases were partially offset by an increase in depreciation and amortization expense, an increase in interest expense and an increase in income tax expense.

Adjusted EBITDA

Adjusted EBITDA of $236.2 million for the nine months ended January 31, 2020 increased $14.1 million, or 6.3%, from our Adjusted EBITDA of $222.1 million for the nine months ended January 31, 2019. The increase in Adjusted EBITDA was primarily due to growth in our base business and the improvement in gross margin on sales. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” below for how we define and calculate Adjusted EBITDA, reconciliations to net income and a description of why we believe these measures are useful.

Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our revolving credit facilities to finance working capital needs, capital expenditures and acquisitions. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our growth strategies, ongoing operations, capital expenditures, lease obligations and working capital for at least the next twelve months.

As of January 31, 2020, we had available borrowing capacity of approximately $402.2 million under our $445.0 million ABL Facility. The ABL Facility will mature on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender.

As of January 31, 2020, we had available borrowing capacity of approximately $22.7 million under our Titan revolving credit facility (the “Titan Facility”) that provides for aggregate revolving commitments of $22.7 million ($30.0 million Canadian dollars). The Titan Facility matures on June 28, 2022.

For more information regarding our ABL Facility and other indebtedness, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

In November 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. The timing and amount of any purchases of our common stock will be subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. We did not repurchase any shares of our common stock during the nine months ended January 31, 2020. As of January 31, 2020, we had $58.5 million of remaining authorization under our repurchase program.

We regularly evaluate opportunities to optimize our capital structure, including through consideration of the issuance or incurrence of additional debt, to refinance existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives, acquisitions and our stock repurchase program.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Nine Months Ended
	January 31,
	2020	2019
	(in thousands)
Cash provided by operating activities	$135,367	$105,437
Cash used in investing activities	(40,388)	(592,206)
Cash (used in) provided by financing activities	(101,371)	524,686
Effect of exchange rates on cash and cash equivalents	3	(7)
(Decrease) increase in cash and cash equivalents	$(6,389)	$37,910

Operating Activities

The increase in cash provided by operating activities during the nine months ended January 31, 2020 compared to the prior year period was primarily due to a $37.3 million increase in net income after adjustments for non-cash items, partially offset by a $7.4 million decrease in cash resulting from changes to our net working capital.

Investing Activities

The decrease in cash used in investing activities during the nine months ended January 31, 2020 compared to the prior year period was primarily due to a $558.9 million decrease in cash used for acquisitions, primarily due to cash used for our acquisition of Titan in the prior year period. The decrease was partially offset by a $7.5 million increase in capital expenditures.

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods.

Financing Activities

The change in cash (used in) provided by financing activities during the nine months ended January 31, 2020 compared to the prior year period was primarily due to debt financing entered into in the prior year period in connection with our acquisition of Titan, partially offset by an increase in principal payments on debt and finance leases in the current year period. During the nine months ended January 31, 2020, we made a prepayment of $50.0 million principal amount on our First Lien Facility.

Debt Covenants

The First Lien Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants as of January 31, 2020.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of January 31, 2020.

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

The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended January 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
	(in thousands)
Net income	$10,879	$5,815	$64,837	$39,377
Interest expense	16,474	19,526	52,310	54,896
Write-off of debt discount and deferred financing fees	—	—	707	—
Interest income	(8)	(10)	(26)	(43)
Provision for income taxes	2,816	1,442	18,333	12,337
Depreciation expense	12,930	11,919	37,944	34,067
Amortization expense	16,492	18,301	50,271	53,262
Stock appreciation expense(a)	(347)	442	980	1,425
Redeemable noncontrolling interests(b)	(318)	(35)	326	778
Equity-based compensation(c)	1,465	1,140	5,175	2,638
Severance and other permitted costs(d)	1,700	229	3,648	5,947
Transaction costs (acquisitions and other)(e)	434	1,066	1,733	6,660
Gain on sale of assets	(130)	(118)	(872)	(412)
Effects of fair value adjustments to inventory(f)	310	—	461	4,129
Change in fair value of financial instruments(g)	—	—	—	6,395
Secondary public offering costs(h)	—	—	363	—
Debt transaction costs(i)	—	—	—	678
Adjusted EBITDA	$62,697	$59,717	$236,190	$222,134

Net sales	$761,352	$723,902	$2,470,457	$2,335,883
Adjusted EBITDA Margin	8.2%	8.2%	9.6%	9.5%
(a)	Represents non-cash expense related to stock appreciation rights agreements.
(b)	Represents non-cash compensation expense related to changes in the fair values of noncontrolling interests.
(c)	Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the First Lien Facility.
(e)	Represents costs related to acquisitions paid to third parties.
(f)	Represents the non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(g)	Represents the mark-to-market adjustments for derivative financial instruments.
(h)	Represents costs paid to third-party advisors related to secondary offerings of our common stock.
(i)	Represents costs paid to third-party advisors related to debt refinancing activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of January 31, 2020, approximately 1,007 asbestos-related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 965 have been dismissed without any payment by us, 32 are pending and only 10 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

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

GMS INC.

Date: March 5, 2020	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)