Form 10-K
period 2020-04-30
GMS Inc.
filed 2020-06-25
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

April 30, 2020
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on October 31, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,246.9 million (based on the closing sale price of the Registrant’s common stock on that date as reported on the New York Stock Exchange).

There were 42,603,708 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K

BASIS OF PRESENTATION

Our fiscal year ends on April 30 of each year. References in this Annual Report on Form 10-K to a fiscal year mean the year in which that fiscal year ends.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and statements about our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this Annual Report on Form 10-K in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1, “Business” are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1, “Business,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

●	the negative impact of the COVID-19 pandemic (which, among other things, may exacerbate each of the risks listed below);
●	general economic and financial conditions;

●	our dependency upon the commercial and residential construction and residential repair and remodeling, or R&R, markets;

●	competition in our highly fragmented industry and the markets in which we operate;

●	the fluctuations in prices of the products we distribute;

●	the consolidation of our industry;

●	our ability to successfully implement our strategic initiatives, which include pursuing growth through acquisitions and greenfield branch expansion as well as cost reduction and productivity initiatives;

●	our ability to expand into new geographic markets;

●	product shortages, other disruptions in our supply chain or distribution network and potential loss of relationships with key suppliers;

●	the seasonality of the commercial and residential construction markets;

●	the potential loss of any significant customers and the reduction of the quantity of products our customers purchase;

●	exposure to product liability and various other claims and litigation;

●	operating hazards that may cause personal injury or property damage;

●	our ability to attract and retain key employees and risks related our executive management transitions;

●	rising health care costs and labor costs, including the impact of labor and trucking shortages;

●	the credit risk from our customers;

●	our ability to renew leases for our facilities on favorable terms or identify new facilities;

●	our ability to effectively manage our inventory as our sales volume increases or the prices of the products we distribute fluctuate;

●	an impairment of our goodwill or intangible assets;

●	the impact of federal, state, provincial and local regulations;

●	the cost of compliance with environmental, health and safety laws and other regulations;

●	significant fluctuations in fuel costs or shortages in the supply of fuel;

●	a cybersecurity breach, including misappropriation of our customers’, employees’ or suppliers’ confidential information, and the potential costs related thereto;

●	a disruption in our IT systems and costs necessary to maintain and update our IT systems;

●	natural or man-made disruptions to our facilities;

●	the risk of our Canadian operations, including currency rate fluctuations;

●	the imposition of tariffs and other trade barriers, and the effect of retaliatory trade measures;

●	our inability to engage in activities that may be in our best long-term interests because of restrictions in our debt agreements;

●	our current level of indebtedness and our potential to incur additional indebtedness;

●	our ability to obtain additional financing on acceptable terms, if at all; and

●	other risks and uncertainties, including those listed in Item 1A, “Risk Factors.”

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

PART I

Item 1. Business

Company Overview and History

GMS Inc. (“we,” “our,” “us,” or the “Company”) is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary building products. We purchase products from many manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of more than 260 distribution centers across the United States and Canada.

Since our founding in 1971, we have grown our business through a combination of strategic acquisitions, opening new branch locations (“greenfields”) and organic growth. On June 1, 2016, we completed our initial public offering (“IPO”) of our common stock. On various dates from February 28, 2017 through September 9, 2019, certain of our stockholders completed secondary offerings of our common stock. Following the secondary offering of our common stock on September 9, 2019, AEA Investors LP (“AEA”) no longer owns any shares of our common stock and all agreements between the Company and AEA expired.

Growth Strategy

Our growth strategy entails an emphasis on organic growth through expanding market share in our core products (wallboard, ceilings and steel framing) and growing our complementary product lines (insulation, lumber, ready-mix joint compound, tools, fasteners and various other construction products). Our growth strategy also includes the pursuit of greenfield branch openings and strategic acquisitions as we seek to further broaden our geographic platform. We expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships. In addition, we will continue to selectively pursue acquisitions. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model and have an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy. Finally, our growth strategy also entails a heightened focus on enhanced productivity and profitability across the organization, seeking to leverage our scale and employ both technology and best practices to deliver further margin expansion and earnings growth.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption and has impacted and could further impact our operations and the operations of our customers and vendors as a result of ongoing or new quarantines, branch closures, travel and logistics restrictions, project delays or shutdown, decreased demand or general market disruptions. The extent to which the COVID-19 pandemic impacts our future business, strategic initiatives, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread, severity and resurgence, of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers, vendors and employees and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of any economic downturn, recession or depression that has occurred or may occur in the future. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding the impact of COVID-19 and our response.

Products

We provide a comprehensive product offering of wallboard, ceilings, steel framing and complementary construction products. By carrying a full line of wallboard and ceilings along with steel framing and ancillary products, we serve as a one-stop-shop for our customers. For information on net sales of our products, see Note 18, “Segments” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

While highly visible and essential, wallboard typically comprises only 3% to 5% of a new home’s total cost. Given its low price point relative to other materials, we believe that there is no economical substitute for wallboard in either residential or commercial applications. We believe wallboard demand is driven by a balanced mix of both residential and commercial new construction as well as repair and remodeling (“R&R”) activity.

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

Our ceilings product line is almost exclusively sold into commercial and institutional applications. Because interior contractors frequently purchase ceilings and wallboard from the same distributor, the breadth of our offering serves to increase sales of all product lines, which are often delivered together to the same worksite as part of a commercial package.

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

Other Products

In addition to our three primary product lines, we offer our customers complementary products, including insulation, lumber, ready-mix joint compound and various other construction products as well as ancillary products they need to complete the job including tools and safety products. We partner with leading branded vendors for many of these products and merchandise them in showrooms that are adjacent to many of our warehouses. In recent years, through specific initiatives and acquisitions, including Titan, we have expanded our complementary and ancillary product lines in order to further solidify our position as a one-stop-shop for the interior contractor and gain a greater share of their purchases.

Distribution

We serve as a critical link between our suppliers and our highly fragmented customer base. Based on wallboard’s unique product attributes and delivery requirements, distributing wallboard requires a higher degree of logistics and service expertise than most other building products. Wallboard has a high weight-to-value ratio, is easily damaged, cannot be left outside and often must be delivered to a job site before or after normal business hours. As a value added service, we often deliver wallboard directly to the specific room where it will be installed. For example, we can place the precise amount and type of wallboard necessary for a second story room of a new building through the second story window using a specialized truck with an articulating boom loader. To do this effectively, we need to load the truck at the branch so that the precise amount and type of wallboard for each room of the building can be off-loaded by the articulating boom loader in the right sequence. Our sales, dispatch and delivery teams then coordinate an often complicated, customized delivery plan to ensure that our delivery schedule matches the customer’s job site schedule, that deliveries are made with regard to the specific challenges of a customer’s job site, that no damage occurs to the customer’s property and, most importantly, that proper safety procedures are followed at all times. Often this requires us to send an employee to a job site before the delivery is made to document the specific requirements and safety considerations of a particular location. Given the logistical intensity of this process and the premium contractors place on distributors delivering the right product, at the right time, in the right place, we are able to differentiate ourselves based on service. In addition to executing a logistics-intensive service, for all of our products we facilitate purchasing relationships between suppliers and our highly fragmented customer base by transferring technical product knowledge, educating contractors on proper installation techniques for new products, ensuring local product availability and extending trade credit.

Our Industry

As the construction market in North America evolved during the second half of the 20th century, contractors began to specialize in specific trades within the construction process, and specialty distributors emerged to supply them. Wallboard, ceilings and steel framing installation were some of these trades, and we, along with other specialty distributors, tailored our product offerings and service capabilities to meet the unique needs of those trades. Today, specialty distributors comprise the preferred distribution channel for wallboard, ceilings and steel framing in both the commercial and residential construction markets.

We believe the success of the specialty distribution model in wallboard, ceilings and steel framing is driven by the strong value proposition provided to our customers. Given the logistical complexity of the distribution services we provide to safely deliver and stock the right products to the appropriate locations, the expertise needed to execute effectively, and the special equipment required, we believe specialty distributors focused on wallboard, ceilings and steel framing are best suited to meet contractors’ needs. The main drivers for our products are commercial new construction, commercial R&R, residential new construction and residential R&R.

Commercial

Our addressable commercial construction market is comprised of a variety of commercial and institutional sub-segments with varying demand drivers. Our commercial markets include offices, hotels, retail stores and other commercial buildings, while our institutional markets include educational facilities, healthcare facilities, government buildings and other institutional facilities. The principal demand drivers across these markets typically include the overall economic outlook, the general business cycle, government spending, vacancy rates, employment trends, interest rates, availability of credit and demographic trends.

We believe commercial R&R spending is typically more stable than new commercial construction activity. Commercial R&R spending is driven by several factors, including commercial real estate prices and rental rates, office vacancy rates, government spending and interest rates. Commercial R&R spending is also driven by commercial lease expirations and renewals, as well as tenant turnover. Such events often result in repair, reconfiguration and/or upgrading of existing commercial space.

Residential

Residential construction activity is driven by a several factors, including demographics, the overall economic outlook, employment, income growth, home prices, availability of mortgage financing and related government regulations, interest rates and consumer confidence, among others.

We believe residential R&R activity is typically more stable than new residential construction activity. The primary drivers of residential R&R spending include changes in existing home prices, existing home sales, the average age of the housing stock, consumer confidence and interest rates.

Customers

Our diverse customer base consists of more than 34,500 contractors as well as homebuilders. We maintain local relationships with our contractors through our network of branches and our extensive salesforce. We also serve our large homebuilder customers through our local branches, but coordinate the relationships on a national basis through our corporate facility. Our ability to serve multi-regional homebuilders across their footprints provides value to them and differentiates us from most of our competitors. During fiscal 2020 and 2019, our single largest customer accounted for 2.3% and 2.0% of our net sales, respectively, and our top ten customers accounted for 8.8% and 8.8% of our net sales, respectively.

Suppliers

Our leading market position, North American footprint and superior service capabilities have allowed us to develop strong relationships with our suppliers. We maintain strong, long-term relationships with the major North American wallboard, ceilings, steel and insulation manufacturers, as well as vendors of other complimentary building products, where the supply base is widely fragmented. Because we account for a meaningful portion of their volumes and provide them with an extensive salesforce to market their products, we are viewed by our suppliers as a key channel partner and often have exclusive relationships with these suppliers in certain markets. We believe this position provides us with advantaged procurement.

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

Employees

As of April 30, 2020, we had 5,308 active employees and 605 employees on temporary furlough. We do not have a significant number of employees affiliated with labor unions. We believe that we have good relations with our employees. Additionally, we believe that the training provided through our employee development programs and our entrepreneurial, performance-based culture provides significant benefits to our employees.

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

In addition to our website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

The following risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. Our business, financial condition and results of operations can be affected by several factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to our Business and Industry

The COVID-19 pandemic has adversely affected, and we expect it to continue to adversely affect, our business, financial condition and results of operations.

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic, the United States and Canadian governments declared the pandemic a national emergency, and most states and provinces imposed measures to reduce the spread of COVID-19, including orders to shelter in place, social distance and close certain non-essential businesses. The pandemic has caused widespread adverse impacts to the economy and financial markets, and to our employees, customers, suppliers and other parties with whom we do business. The pandemic has already had an impact on our operations including adversely impacting demand for our products beginning in March 2020 and disrupting our business operations. The ultimate extent to which COVID-19 impacts our business, financial condition results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including the duration, severity and scope of the pandemic, any worsening or recurrence of the pandemic, the success of actions taken to contain its impact and to limit the resulting economic impact and the success of recent reopening initiatives across our markets.

Our business depends in large part on both new construction and repair and remodeling activity in both the commercial and residential markets, all of which is generally dependent on the overall health of the economy. The economic uncertainty resulting from the COVID-19 pandemic could have a material and adverse impact on new construction and repair and remodel (“R&R”) activity, across both the commercial and residential markets, which in turn could materially impact demand for our products and services. Furthermore, a depressed market could result in downward pricing pressures as our competitors compete for fewer jobs, adversely impacting our net sales and margins. The economic uncertainty resulting from the pandemic could also result in further deflationary pressure on certain of our products. In addition, our commercial market segments include offices, hotels, retail stores and other commercial buildings, many of which have been particularly affected by the pandemic. There is no guarantee that the pandemic will not have a lasting material and adverse impact on construction and repair and remodeling activities in these and other market subsegments even in the event of a general economic recovery.

We have also experienced meaningful disruption in the operation of our business. While our and our customers’ businesses were generally classified as “essential businesses” in most of the jurisdictions in which we operate, in certain jurisdictions, namely California, Michigan, New Jersey, Pennsylvania and Washington, we had to temporarily close our operations. We have also temporarily closed many of our showrooms, implemented permanent headcount reductions, furloughed certain employees and delayed or reduced capital expenditures and suspended acquisition-related activity. We have adopted and complied with new protocols and safety measures at our facilities and job sites, which can negatively impact productivity and efficiency of delivery of our products and services. While many of our markets have re-opened, the severity and duration of these disruptions will depend in large part on the success of these re-openings and any worsening or recurrence of the pandemic. There is no guarantee that we won’t face new and continued disruptions in the future resulting from the pandemic or other public health crises. These disruptions may include the ability of our suppliers to manufacture, or our ability to procure from these suppliers, the products we sell; our ability to meet delivery requirements and commitments; the ability of our employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict our operations or the operations of our customers; the ability of carriers to deliver our products to our branches and customers; the ability of our customers to conduct their business and purchase our products and services; the ability of our customers to pay us on a timely basis; our ability to operate in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business.

Our management is focused on mitigating the impact of COVID-19 on our business and the risk to our employees. This focus has diverted management’s attention away from normal business operations. Additionally, we have taken a number of precautionary measures intended to mitigate the impact of COVID-19 on our business and the risk to our employees, including implementing detailed cleaning and disinfecting processes at our facilities, closing our showrooms, adhering to social distancing protocols, suspending non-essential air travel, reducing headcount, furloughing certain employees, and encouraging employees to work from home when possible, which could adversely affect our business. While these measures and others we may take are temporary, they may continue until the pandemic is contained and could amplify existing risks or introduce new risks that could adversely affect our business, including, but not limited to, risks related internal controls and cybersecurity. Furthermore, these measures may not be successful in preventing the spread of the virus among our employees and we could face litigation or other claims related to unsafe working conditions, inadequate protection of our employees or other similar or related claims. Any of these claims, even if without merit, could result in costly litigation or further divert management's attention and resources.

Considerable uncertainty still surrounds the COVID-19 pandemic and its potential effects, and the extent of and effectiveness of any responses taken on local, state, national and global levels, including the success of recent re-openings throughout our markets. While we expect the COVID-19 pandemic and related events will have a negative effect on us in the coming quarters, the unpredictable and unprecedented nature of the current situation makes it impractical to identify all potential risks or estimate the full extent, duration and scope of the impact on our business, industry and markets, as well as national, regional and global markets and economies. Accordingly, any of the foregoing risks and uncertainties as well as those that have not yet manifested themselves or been identified could have a material adverse impact on our business, financial condition, operating results and cash flows. Furthermore, the other risk factors included herein could be heightened as a result of the impact of the COVID-19 pandemic or any other public health crisis.

Our business is affected by general business, financial market and economic conditions, which could adversely affect our results of operations.

Our business and results of operations are significantly affected by general business, financial market and economic conditions in the United States and Canada. General business, financial market and economic conditions that could impact the level of activity in the commercial and residential construction and R&R markets include, among others, interest rate fluctuations, inflation, unemployment levels, tax rates and policy, capital spending, bankruptcies, volatility in both the debt and equity capital markets, liquidity of the global financial markets, credit and mortgage markets, consumer confidence, global economic growth, local, state, provincial and federal government regulation, the strength of regional and local economies in which we operate and the impact of public health emergencies. Because our markets are sensitive to changes in the economy, downturns (or lack of substantial improvement) in the economy in any region in which we operate could adversely affect our business, financial condition, results of operations and cash flows.

Our sales are in part dependent upon the commercial new construction market and the commercial R&R market.

We cannot predict the duration of the current market conditions or the timing or strength of any future recovery or downturn of commercial construction activity in our markets. Weakness in the commercial construction market and the commercial R&R market, would have a significant adverse effect on our business, financial condition and operating results. Furthermore, uncertainty about current and future economic conditions will continue to pose a risk to our business that serves the commercial construction and R&R markets as participants in this industry may postpone spending in response to tighter credit, negative financial news, a recession and/or declines in income, which could have a continued material negative effect on the demand for our products and services.

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

We currently compete in the wallboard, ceilings and complementary interior construction products distribution markets primarily with smaller distributors, but we also face competition from several national and multi-regional distributors of building materials, some of which are larger and have greater financial resources than us.

Competition varies depending on product line, type of customer and geographic area. If our competitors have greater financial resources or offer a broader range of building products, such as roofing, they may be able to offer higher levels of service or a broader selection of inventory than we can. Furthermore, any of our competitors may (i) foresee the course of market development more accurately than we do, (ii) provide superior service and sell or distribute superior products, (iii) have the ability to supply or deliver similar products and services at a lower cost, (iv) develop stronger relationships with our customers and other consumers in the industry in which we operate, (v) adapt more quickly to evolving customer requirements than we do, (vi) develop a superior network of distribution centers in our markets, (vii) access financing on more favorable terms than we can obtain or (viii) bundle products we do not offer with other products that are competitive with the products we sell. As a result, we may not be able to compete successfully with our competitors.

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

Large contractors and homebuilders in both the commercial and residential industries have historically been able to exert significant pressure on their outside suppliers and distributors to keep prices low in the highly fragmented building products supply and services industry. Continued consolidation in the commercial and residential industries and changes in builders’ purchasing policies and payment practices could result in even further pricing pressure. Furthermore, in the event that new construction and R&R activity significantly declines, we could face increased pricing pressure from our competitors as we compete for a reduced number of projects. A decline in the prices of the products we distribute could adversely impact our operating results. When the prices of the products we distribute decline, customer demand for lower prices could result in lower sales prices and, to the extent that our inventory at the time was purchased at higher costs, lower margins. Alternatively, our suppliers may increase prices or reduce discounts on the products we distribute and we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits. Overall, these pricing pressures may adversely affect our operating results and cash flows.

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

Our long-term business strategy depends in part on increasing our sales and growing our market share through strategic acquisitions and opening new branches. If we fail to identify and acquire suitable acquisition targets on appropriate terms or fail to identify and open new branches that capitalize on pre-existing customer relationships, our growth strategy may be materially and adversely affected. Due to the impact of COVID-19, we expect that our acquisition and expansion activity will be curtailed in the near-term as we preserve our liquidity and as potential acquisition candidates are focused on navigating the current business environment. Further, if our operating results decline, we may be unable to obtain the capital required to effect new acquisitions or open new branches.

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

We intend to continue to pursue our growth strategy to expand into new geographic markets for the foreseeable future. However, due to the impact of COVID-19, we expect that our expansion activity will be curtailed in the near-term as we preserve our liquidity. Our expansion into new geographic markets may present competitive, distribution and other challenges that differ from the challenges we currently face. In addition, we may be less familiar with the customers in these markets and may ultimately face different or additional risks, as well as increased or unexpected costs, compared to those we experience in our existing markets. Expansion into new geographic markets may also expose us to direct competition with companies with whom we have limited or no past experience as competitors. To the extent we rely upon expanding into new geographic markets and do not meet, or are unprepared for, any new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business and results of operations could be negatively affected.

Product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.

The products we distribute are manufactured by several major suppliers. Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, the products we distribute are obtainable from various sources and in sufficient quantities. However, any disruption in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenues, reduced margins and damage to our relationships with customers. Supply shortages may occur as a result of, among other things, unanticipated increases in demand, shortage of raw materials, including the availability of synthetic gypsum, work stoppages, natural disasters, military conflicts, civil unrest, acts of terrorism or difficulties in production or delivery. When shortages occur, our suppliers often allocate products among distributors. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements, such as those whereby we are afforded exclusive distribution rights in certain geographic areas, could adversely impact our financial condition, operating results and cash flows.

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

Although in some instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. If market conditions change or if suppliers change their strategies for distributing products, suppliers may stop offering us favorable terms. Failure by our suppliers to continue to supply us with products on favorable terms, commercially reasonable terms, or at all, could put pressure on our operating margins or could adversely affect our financial condition, results of operations and cash flows.

The commercial and residential construction markets are seasonal.

The markets in which we operate are seasonal. Although weather patterns affect our operating results throughout the year, the months of November through February have historically been, and are generally expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced commercial and residential construction activity. We experience seasonal variation as a result of our customers’ dependence on suitable weather to engage in construction, R&R projects. For example, during the winter months, construction activity generally declines due to inclement weather and shorter daylight hours. In addition, to the extent that hurricanes, severe storms, earthquakes, floods, fires, other natural disasters or similar events occur in the markets in which we operate, our business may be adversely affected. As a result, our operating results have historically varied significantly between fiscal quarters, and we anticipate that we will continue to experience these quarterly fluctuations in the future. The impact of the COVID-19 pandemic could alter the normal seasonal impacts on the commercial and residential construction markets.

The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.

Our ten largest customers generated approximately 8.8%, 8.8% and 8.5% of our net sales in the aggregate for fiscal 2020, 2019 and 2018, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers, or successfully assume the customer relationships of any businesses that we acquire, or that we will continue to supply these customers at historical levels. Due to the weak housing market in recent years in comparison to long-term averages, many of our homebuilder customers substantially reduced their construction activity. Some of our homebuilder customers exited or severely curtailed building activity in certain of our markets.

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

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979, which have not materially impacted our financial condition or operating results. See “Item 3, Legal Proceedings.” We are also from time to time subject to casualty, contract, tort and other claims relating to our business, the products we have distributed in the past or may in the future distribute, and the services we have provided in the past or may in the future provide, either directly or through third parties. If any such claim were adversely determined, our financial condition, operating results and cash flows could be adversely affected if we were unable to seek indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with the products we sell or distribute. Since we do not have direct control over the quality of products that are manufactured or supplied to us by third parties, we are particularly vulnerable to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, builders and their subcontractors, and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of third-party installers. As they apply to our business, if we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business, results of operations and cash flows.

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

Failure to attract and retain key employees and impacts of executive management transitions could have a significant adverse effect on our business.

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

During fiscal 2020, John C. Turner, Jr. became our Chief Executive Officer, Scott M. Deakin became our Chief Financial Officer and R. Alan Adams retired as our Senior Vice President Operations. Any significant leadership change or executive management transition involves inherent risk and any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance.

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

Most of our net sales volume is facilitated through the extension of credit to our customers whose ability to pay is dependent, in part, upon the economic strength of the industry in the areas where they operate. We offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific construction project where we establish a security interest in the material used in the project. The type of credit we offer depends both on the customer's financial strength and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers typically purchase more on unsecured credit than secured credit. If any of our customers are unable to repay credit that we have extended in a timely manner, or at all, our financial condition, operating results and cash flows would be adversely affected. Further, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

Because we depend on certain of our customers to repay extensions of credit, if the financial condition of our customers declines, our credit risk could increase as a result. Significant contraction in the commercial and residential construction markets, coupled with limited credit availability and stricter financial institution underwriting standards, including as a result of a public health emergency or economic downturn, could adversely affect the operations and financial stability of certain of our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, bad debt reserves and net income.

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

As of April 30, 2020, we had $553.1 million of goodwill. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more-likely-than-not indicate that goodwill might be impaired. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. We recognized a $63.1 million non-cash impairment charge to goodwill related to our Canada reporting unit in conjunction with our annual goodwill impairment test performed in the fourth quarter of fiscal 2020. The primary factors contributing to the impairment was an increase in the discount rate and a decrease in market multiples, combined with a decrease in the reporting unit’s forecasted near-term cash flows, primarily resulting from COVID-19 driven economic uncertainty. As of April 30, 2020, we had $120.9 million of remaining goodwill related to our Canada reporting unit. Our annual impairment test during the fourth quarter of fiscal 2020 indicated the estimated fair values of our other reporting units exceeded their carrying values. Our fiscal 2019 and 2018 annual impairment tests indicated the estimated fair value of our reporting units exceeded their carrying values. Changes to our business strategy, changes in industry or market conditions, changes in operating performance, a prolonged weakness in general economic conditions, volatility in the equity and debt markets or other similar circumstances could have a negative effect on the estimated fair value of our reporting units and cause us to record an additional impairment charge during the period in which the impairment is determined, negatively impacting our financial condition and results of operations.

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

We are subject to various federal, state, provincial and local environmental, health and safety laws and regulations, including laws and regulations governing the investigation and cleanup of contaminated properties, air emissions, water discharges, waste management and disposal, product safety and the health and safety of our employees and customers. These laws and regulations impose a variety of requirements and restrictions on our operations and the products we distribute. Our failure to comply with these laws and regulations could result in fines, penalties, enforcement actions, third party claims, damage to property or natural resources and personal injury, requirements to investigate or cleanup property or to pay for the costs of investigation or cleanup, or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions and could negatively impact our reputation with customers. Environmental, health and safety laws and regulations applicable to our business, the products we distribute and the business of our customers, and the interpretation or enforcement of these laws and regulations, are constantly evolving and it is difficult to accurately predict the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. Should environmental, health and safety laws and regulations, or their interpretation or enforcement, become more stringent, our costs, or the costs of our customers, could increase, which may have an adverse effect on our business, financial condition, results of operations or cash flows.

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

We currently use our own fleet of owned and leased delivery vehicles to service customers in the regions in which we operate. As a result, we are inherently dependent upon energy to operate and are impacted by changes in fuel prices. The cost of fuel is largely unpredictable and has a significant impact on our results of operations. Fuel availability, as well as pricing, is also impacted by political, economic and market factors that are outside our control. It is difficult to predict the future availability of fuel due to the following factors, among others:

●	dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas;
●	limited refining capacity; and
●	the possibility of changes in governmental policies on fuel production, transportation and marketing.

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

We currently maintain distribution facilities throughout the United States and Canada, as well as our corporate headquarters in Tucker, Georgia, which supports our facilities with various back office functions. In the event any of our facilities are damaged or operations are disrupted from fire, earthquake, hurricanes and other weather-related events, an act of terrorism, civil unrest or any other cause, a significant portion of our inventory could be damaged and our ability to distribute products to customers could be materially impaired. Moreover, we could incur significantly higher costs and experience longer lead times associated with distributing products to our customers during the time that it takes for us to reopen or replace a damaged facility. Disruptions to the transportation infrastructure systems in the United States and Canada, including those related to a terrorist attack, civil unrest or changes in response to terrorism threats or attacks and civil unrest, may also affect our ability to keep our operations and services functioning properly. If any of these events were to occur, our financial condition, results of operations and cash flows could be materially adversely affected.

Our Canadian operations could have a material adverse effect on us, including currency rate fluctuations.

We operate 32 locations across five provinces in Canada. We are subject to several risks specific to this country. We may also become subject to risks specific to other countries where we may operate our business. These risks include social, political and economic instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, currency exchange fluctuations, acts of war or terrorism and import/export requirements. Our financial statements are reported in United States dollars with international transactions being translated into United States dollars.

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

The agreements that govern our indebtedness include covenants that, among other things, may impose significant operating and financial restrictions, including restrictions on our ability to engage in activities that may be in our best long-term interests. These covenants may restrict our ability to:

●	incur additional indebtedness;
●	create or maintain liens on property or assets;
●	make investments, loans and advances;
●	sell certain assets or engage in acquisitions, mergers or consolidations;
●	redeem debt;
●	pay dividends and repurchase our shares; and
●	enter into transactions with affiliates.

In addition, under the terms of our senior secured asset based revolving credit facility (the “ABL Facility”), we may at times be required to comply with a specified fixed charge coverage ratio. Our ability to meet this ratio could be affected by events beyond our control, and we cannot assure that we will meet this ratio.

A breach of any of the covenants under any of our debt agreements may result in a default under such agreement. If any such default occurs, the administrative agent under the agreement would be entitled to take various actions, including the acceleration of amounts due under the agreement and all actions permitted to be taken by a secured creditor. This could have serious adverse consequences on our financial condition and could cause us to become insolvent.

Our current indebtedness, degree of leverage and any future indebtedness we may incur, may adversely affect our cash flow, limit our operational and financing flexibility and negatively impact our business and our ability to make payments on our indebtedness and declare dividends and make other distributions.

As of April 30, 2020, $876.9 million was outstanding under our senior secured first lien term loan facility (“the Term Loan Facility”), $80.0 million was outstanding under our ABL Facility and $7.2 million was outstanding under our Canadian revolving credit facility (“Canadian Facility”). We may incur substantial additional debt in the future. The ABL Facility, Term Loan Facility, Canadian Facility and other debt instruments we may enter into in the future, may have significant consequences to our business and, as a result, may impact our stockholders, including:

●	impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;
●	requiring us to dedicate a significant portion of our cash flows from operations to pay interest on any outstanding indebtedness, which would reduce the funds available to us for operations and other purposes;

●	limiting our flexibility in planning for, or reacting to, changes in our business, the industries in which we operate;
●	making it more difficult for us to satisfy our obligations with respect to our indebtedness;
●	making us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	placing us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, more able to take advantage of opportunities that our leverage prevents us from exploiting;
●	impairing our ability to refinance existing indebtedness or borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes;
●	restricting our ability to pay dividends, make other distributions and repurchase our shares; and
●	adversely affecting our credit ratings.

Any of the above listed factors could materially adversely affect our financial condition, liquidity or results of operations.

Furthermore, we expect that we will depend primarily on cash generated by our operations in order to pay our expenses and any amounts due under our existing indebtedness and any future indebtedness we may incur. As a result, our ability to repay our indebtedness depends on the future performance of our business, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and we may not achieve our currently anticipated growth in revenues and cash flows, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing indebtedness, sell assets or borrow additional funds, in each case on terms that may not be acceptable to us, if at all. In addition, the terms of existing or future debt agreements, including our existing ABL Facility and Term Loan Facility, may restrict us from engaging in any of these alternatives. Our ability to recapitalize and incur additional debt in the future could also delay or prevent a change in control of our Company, make certain transactions more difficult to complete or impose additional financial or other covenants on us.

Despite our current level of indebtedness, we may still be able to incur substantially more debt.

We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under operating lease arrangements. In addition, the ABL Facility provides a commitment of up to $445.0 million, subject to a borrowing base. As of April 30, 2020, we had available borrowing capacity of $353.9 million under the ABL Facility and $14.4 million under the Canadian Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Our Term Loan Facility and ABL Facility bear interest at variable rates. We have entered into interest rate swaps for a portion of our debt with the objective of minimizing the risks associated with our Term Loan Facility. However, increases in interest rates with respect to any amount of our debt not covered by the interest rate swaps could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Such increases may occur from changes in regulatory standards or industry practices, such as the contemplated transition away from the London Interbank Offered Rate (LIBOR) as a benchmark reference for short-term interests. Such a transition may result in the usage of a higher reference rate for our variable rate debt. Excluding the effect of the interest rate swaps and the interest rate floor on the Term Loan Facility, each 1% increase in interest rates on the Term Loan Facility would increase our annual interest expense by $8.8 million based on balances outstanding under the Term Loan Facility as of April 30, 2020. Assuming the ABL Facility was fully drawn up to the $445.0 million maximum commitment, each 1% increase in interest rates would result in a $4.5 million increase in annual interest expense on the ABL Facility.

We may have future capital needs that require us to incur additional debt and may be unable to obtain additional financing on acceptable terms, if at all.

We rely substantially on the liquidity provided by our existing ABL Facility and cash on hand to provide working capital and fund our operations. Our working capital and capital expenditure requirements may increase as our markets rebound and we execute our strategic growth plan. Economic and credit market conditions, the performance of the commercial and residential construction markets, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current housing market conditions and the macroeconomic factors that affect our industry could require us to seek additional capital and have a material adverse effect on our ability to secure such capital on favorable terms, if at all.

We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under our outstanding indebtedness. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution. We may also incur additional indebtedness in the future, including secured debt, subject to the restrictions contained in the ABL Facility and the Term Loan Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

The trading price of our common stock has been and may continue to be volatile. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. Finally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock incentive awards. The following events and factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, may have a significant impact on the market price of our common stock:

●	announcements of innovations or new products or services by us or our competitors;
●	any adverse changes to our relationship with our customers, manufacturers or suppliers;
●	variations in the costs of products that we distribute;
●	any legal actions in which we may become involved;
●	announcements concerning our competitors or the building supply industry in general;
●	achievement of expected product sales and profitability;
●	manufacture, supply or distribution shortages;
●	adverse actions taken by regulatory agencies with respect to our services or the products we distribute;
●	actual or anticipated fluctuations in our quarterly or annual operating results;
●	changes in financial estimates;
●	changes in recommendations or reduced coverage by securities analysts;
●	trading volume of our common stock;
●	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
●	changes in accounting principles;
●	the loss of any of our management or key personnel;
●	market trends unelated to our performance;
●	natural disasters or public health emergencies, such as the COVID-19 pandemic; and
●	general economic and market conditions and overall fluctuations in the U.S. equity markets.

We do not intend to pay dividends on our common stock in the foreseeable future.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of the ABL Facility, the Term Loan Facility and any future debt agreements may preclude our subsidiaries from paying dividends to us which, in turn, may preclude us from paying dividends to our stockholders. As a result, we expect that only appreciation of the price of our common stock, if any, will provide a return to investors in our common stock for the foreseeable future.

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

Provisions in our second amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of the Delaware General Corporation Law, or DGCL, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

●	establishing a classified board of directors such that not all members of the board are elected at one time;
●	allowing the total number of directors to be determined exclusively (subject to the rights of holders of any series of preferred stock to elect additional directors) by resolution of our board of directors and granting to our board the sole power (subject to the rights of holders of any series of preferred stock or rights granted pursuant to the stockholders’ agreement) to fill any vacancy on the board;
●	limiting the ability of stockholders to remove directors without cause;
●	authorizing the issuance of "blank check" preferred stock by our board of directors, without further shareholder approval, to thwart a takeover attempt;
●	prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders);
●	eliminating the ability of stockholders to call a special meeting of stockholders;
●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings; and
●	requiring the approval of the holders of at least two-thirds of the voting power of all outstanding stock entitled to vote thereon, voting together as a single class, to amend or repeal our amended and restated certificate of incorporation or bylaws.

In addition, while we have opted out of Section 203 of the DGCL, our second amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:

●	prior to such time, our board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
●	upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or
●	at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least two-thirds of our outstanding voting stock that is not owned by the interested stockholder.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is in Tucker, Georgia. As of April 30, 2020, we operated our business through 264 branches across 44 states and the District of Columbia in the United States and five provinces in Canada. As of April 30, 2020, we owned 82 of our facilities, some of which were used as collateral to secure the Term Loan Facility. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and meets our current operating needs.

As of April 30, 2020, we operated branches in the following locations, a few with multiple facilities:

	Number of		Number of
State/Province	Branches	State/Province	Branches
Alabama	5	Montana	2
Alaska	1	Nebraska	3
Arizona	4	Nevada	1
Arkansas	3	New Jersey	2
California	7	New Mexico	5
Colorado	7	North Carolina	10
Connecticut	1	North Dakota	2
Delaware	2	Ohio	5
District of Columbia	1	Oklahoma	2
Florida	14	Oregon	6
Georgia	16	Pennsylvania	5
Hawaii	1	South Carolina	11
Idaho	3	South Dakota	1
Illinois	3	Tennessee	1
Indiana	1	Texas	23
Iowa	1	Vermont	1
Kansas	1	Virginia	13
Kentucky	6	Washington	11
Louisiana	3	Wisconsin	5
Maine	3	Wyoming	1
Maryland	8	Alberta	7
Massachusetts	4	British Columbia	16
Michigan	16	Manitoba	1
Minnesota	6	Ontario	7
Missouri	5	Saskatchewan	1
		Total	264

Item 3. Legal Proceedings

From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of April 30, 2020, approximately 1,007 asbestos-related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 968 have been dismissed without any payment by us, 29 are pending and only 10 have been settled, which settlements have not materially impacted our financial condition or operating results. See Item 1A, “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties.”

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GMS.”

As of the close of business on May 31, 2020, there were 15 holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.

Dividend Policy

No dividends were paid to stockholders during the years ended April 30, 2020, 2019 or 2018. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock. See Note 7, “Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Any future determination relating to our dividend policy will be made at the discretion of the Company’s board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.

Performance Graph

The following graph shows a comparison of cumulative total return to holders of shares of GMS Inc.’s common stock against the cumulative total return of S&P 500 Index and Industrial Select Sector SPDR® Fund (XLI) from May 26, 2016 (the date our stock commenced trading on the NYSE) through April 30, 2020 (the last trading day in our fiscal 2020). The comparison of the cumulative total returns for each investment assumes that $100 was invested in GMS Inc. common stock and the respective indices on May 26, 2016 through April 30, 2020 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

This performance graph and related information shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing. The points on the graph represent stock prices at the date our initial public offering on May 26, 2016 and the last trading days in fiscal 2017, 2018, 2019 and 2020.

Total Return Performance
200
150
100
50
Index Value
5/26/2016
4/30/2017
4/30/2018
4/30/2019
4/30/2020
GMS Inc.
S&P 500 Index
Select Sector SPDR - Industrial

	5/26/2016	4/30/2017	4/30/2018	4/30/2019	4/30/2020
GMS Inc.	$100.00	$165.04	$142.22	$80.42	$83.89
S&P 500 Index	100.00	116.25	131.67	149.44	150.73
S&P 500 Select Sector SPDR (XLI)	100.00	118.05	128.55	139.02	114.26

Item 6. Selected Financial Data

The following selected consolidated financial data was derived from our consolidated financial statements. The data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	April 30,	April 30,	April 30,	April 30,	April 30,
	2020	2019(1)	2018	2017	2016
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$3,241,307	$3,116,032	$2,511,469	$2,319,146	$1,858,182
Gross profit	1,063,214	1,004,119	818,576	758,571	593,164
Operating income	99,526	147,200	119,169	104,253	58,914
Income before taxes	46,325	70,041	83,854	71,540	25,148
Net income(2)	23,381	56,002	62,971	48,886	12,564
Weighted average shares outstanding:
Basic	41,853	40,914	41,015	40,260	32,799
Diluted	42,504	41,589	42,163	41,070	33,125
Net income per share:
Basic	$0.56	$1.33	$1.54	$1.21	$0.38
Diluted	$0.55	$1.31	$1.49	$1.19	$0.38

	April 30,	April 30,	April 30,	April 30,	April 30,
	2020	2019(1)	2018	2017	2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$210,909	$47,338	$36,437	$14,561	$19,072
Total assets	2,288,782	2,149,554	1,454,511	1,393,265	1,240,814
Total debt(3)	1,097,480	1,141,195	595,886	594,920	644,610
Total stockholders’ equity	633,981	629,176	579,451	514,606	311,160

	Year Ended
	April 30,	April 30,	April 30,	April 30,	April 30,
	2020	2019(1)	2018	2017	2016
Selected Operating Data:
Branches (at period end)	264	254	214	205	186
Employees (at period end)(4)	5,913	5,858	4,642	4,464	3,934
Wallboard volume (million square feet)	4,189	3,916	3,548	3,457	2,843
(1)	On June 1, 2018, we acquired all of the outstanding equity interests of WSB Titan (“Titan”), a distributer of wallboard, lumber, insulation and other complementary commercial and residential building materials in Canada. The results of operations of Titan have been included in our consolidated financial statements since the acquisition date. The comparison of selected financial data is affected by this acquisition and, to a lesser extent, by other smaller acquisitions completed during periods presented.
(2)	Net income for the year ended April 30, 2020 includes a non-cash impairment charge of $63.1 million related to goodwill. During fiscal 2020, we concluded the carrying value of goodwill in our Canada reporting unit was impaired in conjunction with our annual test of goodwill. Net income for the year ended April 30, 2020 also includes a $14.0 million gain on legal settlement. In February 2020, we received proceeds as part of a class action settlement against certain drywall manufacturers related to purchases made during calendar years 2012 and 2013.
(3)	Includes debt and finance lease obligations, net of unamortized discount and debt issuance costs.
(4)	Includes 5,308 active employees and 605 employees on temporary furlough.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GMS Inc. (“we,” “our,” “us,” or the “Company”) is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary specialty building products. We purchase products from many manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of more than 260 distribution centers across the United States and Canada.

COVID-19 Impact and Response

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic, the United States and Canadian governments declared the pandemic a national emergency and most states imposed measures to reduce the spread of COVID-19, including orders to shelter in place, social distance and close certain non-essential businesses. The pandemic has caused widespread adverse impacts to the economy and financial markets, and to our employees, customers, suppliers and other parties with whom we do business. The pandemic has already had an impact on our operations including adversely impacting demand for our products beginning in March 2020 and disrupting our business operations.

We have taken a number of precautionary measures to protect the health and safety of our employees, customers, partners and suppliers. These precautions include suspending non-essential travel, implementing routine cleaning throughout the day at all locations, adhering to social distancing protocols, restricting or modifying access to facilities including limiting walk-in traffic in showrooms, encouraging employees to work remotely when possible and mandating the use of appropriate personal protective equipment. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine certain procedures to be in the best interests of our employees, customers, partners and suppliers.

In most of our branches throughout the United States and Canada, our business was deemed “essential,” which enabled us to keep these locations open. In a select number of states and jurisdictions, including California, Michigan, New Jersey, Pennsylvania and Washington, our business was deemed non-essential for a period of time. As a result, certain of our locations were under mandated shutdowns for portions of March, April and May 2020. Even in markets where our operations were not limited by mandatory shutdowns, certain customers decreased purchases of our products in response to the various impacts of COVID-19 on their business. We also temporarily closed many of our showrooms. We laid off or furloughed 605 employees in areas where construction was not deemed “essential” or where demand was negatively impacted. As of the date of this Annual Report on Form 10-K, we have rehired 540 of these employees after restrictions at these locations were eased and markets re-opened. We expect to rehire more of these employees as operations return to normal levels.

Beginning at the end of our fourth fiscal quarter of 2020, we began to see reductions in sales as a result of COVID-19. While fiscal fourth quarter sales were not significantly impacted through mid-March, we did see weaker demand in late March and in April as a result of COVID-19, including the mandated shutdowns in certain markets. Net sales for the three months ended April 30, 2020 declined on a year over year basis from the same period a year ago as a result of the suspension of construction activity related to mandated shutdowns and as customers focused on responding to COVID-19 and cancelled, delayed or temporarily paused building projects. While we were able to respond quickly to reduce variable costs, we continued to incur certain fixed costs during this timeframe, resulting in a negative effect on the relationship between our costs and revenues.

During the fourth quarter of fiscal 2020, we incurred $1.4 million of incremental costs related to the COVID-19 pandemic and recorded $2.2 million of restructuring costs related to a facility we decided to permanently close. In addition, we recognized a $63.1 million non-cash impairment charge to goodwill related to our Canada reporting unit in conjunction with our annual goodwill impairment test performed in the fourth quarter of fiscal 2020. The primary factors contributing to the impairment was an increase in the discount rate and a decrease in market multiples, combined with a decrease in the Canada reporting unit’s forecasted near-term cash flows, primarily resulting from COVID-19 driven economic uncertainty.

In response to the COVID-19 pandemic, we have taken meaningful actions to reduce costs, improve our financial flexibility and ensure the strength of our balance sheet. These actions include:

●	Proactively drawing $87.2 million under our revolving credit facilities in March 2020;
●	Deferring or limiting non-essential operating or other discretionary expenses;
●	Implementing a wage and hiring freeze and certain permanent headcount reductions;
●	Immediately furloughing employees (with a majority having returned to work following easing of shutdown restrictions in certain markets);
●	Utilizing appropriate benefits of the CARES Act, including the temporary suspension of certain payment requirements for the employer portion of Social Security taxes;
●	Suspending Company matching contributions to the 401(k) plan beginning in June 2020;
●	Closing certain underperforming branches and distribution centers;
●	Delaying or reducing capital expenditures that are not anticipated to impact near-term business;
●	Temporarily suspending acquisition-related activity; and
●	Optimizing all areas of working capital.

We will continue to evaluate further ways to manage costs in line with reduced net sales levels as the impact of COVID-19 develops for the remainder of our fiscal 2021. As a result of these actions, we may incur severance and restructuring charges in future periods. We may also incur additional charges related to decreases in fair value of certain assets, including goodwill and other intangible assets.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, and severity, of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of any economic downturn, recession or depression that has occurred or may occur in the future. We will continue to actively monitor the COVID-19 pandemic and may take further actions that alter our business operations if required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. See Item 1A, “Risk Factors,” for a discussion of risks which could have a material adverse effect on our operations and financial results.

Growth Strategy

Our growth strategy entails an emphasis on organic growth through expanding market share in our core products (wallboard, ceilings and steel framing) and growing our complementary product lines (insulation, lumber, ready-mix joint compound, tools, fasteners and various other construction products). Our growth strategy also includes the pursuit of greenfield branch openings and strategic acquisitions as we seek to further broaden our geographic platform. We expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships. In addition, we will continue to selectively pursue acquisitions. Due to the large, highly fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model and have an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy. Finally, our growth strategy also entails a heightened focus on enhanced productivity and profitability across the organization, seeking to leverage our scale and employ both technology and best practices to deliver further margin expansion and earnings growth.

Fiscal 2020 Highlights

Key developments in our business during fiscal 2020 are described below:

●	Generated net sales of $3,241.3 million in fiscal 2020, a 4.0% increase from the prior year due to an increase in organic sales, sales from new greenfield branches and sales from acquired businesses. Net sales for fiscal 2020 was negatively impacted as customers delayed orders and building projects were paused due to mandated shutdowns in certain markets or as they focused on responding to the effects of COVID-19 on their businesses.
●	Generated net income of $23.4 million in fiscal 2020, a decrease compared to $56.0 million in the prior year primarily due to a $63.1 million non-cash impairment charge to goodwill and an increase in income tax expense, partially offset an increase in operating income, a gain on legal settlement and lower interest expense.
●	Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 7) of $299.8 million in fiscal 2020, an increase from $295.7 million in the prior year, primarily due to growth in our base business and an improvement in gross margin on sales, partially offset by a loss in sales leverage resulting from the COVID-19 pandemic.
●	Generated cash provided by operating activities of $303.1 million.
●	Completed three acquisitions totaling four branches in the United States and one branch in Canada for $24.1 million of aggregate cash consideration.

Fiscal 2020 Developments

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

ABL Amendment and Debt Prepayment

On September 30, 2019, we amended our asset based revolving credit facility (the “ABL Facility”) to, among other things, increase the revolving commitments from $345.0 million to $445.0 million, extend the maturity date to September 30, 2024 and remove the highest pricing level applicable to borrowings under the ABL Facility. The other material terms of the ABL Facility remain unchanged.

On September 30, 2019, we made a $50.0 million prepayment of outstanding principal of our senior secured first lien term loan facility (the “Term Loan Facility”). On March 6, 2020, we made an additional $50.0 million prepayment of outstanding principal of our Term Loan Facility. We recorded a write-off of debt discount and deferred financing fees of $1.3 million, which is included in write-off of discount and deferred financing fees in the Consolidated Statement of Operations and Comprehensive Income (Loss). Also in March 2020, we drew down $80.0 million under our ABL Facility and $7.2 million under our Canadian revolving credit facility (the “Canadian Facility”) as a precautionary measure to provide financial flexibility and liquidity in response to volatile financial market conditions resulting from the COVID-19 pandemic.

Acquisition of Titan

On June 1, 2018, we acquired all of the outstanding equity interests of WSB Titan (“Titan”), a distributer of wallboard, lumber, insulation and other complementary commercial and residential building materials. Titan is Canada’s largest gypsum specialty dealer with 30 locations across five provinces in Canada. The stated purchase price was $627.0 million ($800.0 million Canadian dollars). As part of the consideration, certain members of Titan’s management converted a portion of their ownership position into 1.1 million shares of equity that were exchangeable for the Company’s common stock. On June 13, 2019, these shares were exercised by the holders in exchange for 1.1 million shares of the Company’s common stock and ceased to be outstanding. The Titan transaction extended our leadership position in North America with additional scale and footprint, expanded our geographic coverage into the Canadian market and has created opportunities for further expansion in Canada.

To finance this transaction, on June 1, 2018, we entered into an amendment to our Term Loan Facility to increase the principal amount of debt by $425.0 million. We also drew down $143.0 million under our ABL Facility.

Factors and Trends Affecting our Operating Results

General Economic Conditions

Our business is sensitive to changes in general economic conditions, including, in particular, conditions in the United States and Canadian commercial construction and housing markets. The markets we serve are broadly categorized as commercial new construction, commercial repair and remodeling (“R&R”), residential new construction and residential R&R. We believe all four end markets were in an extended period of expansion following a deep and prolonged downturn. However, in March 2020, the United States and Canada economies began to see significant disruption and uncertainty from the impacts of the COVID-19 pandemic. The extent and duration of this disruption and uncertainty are yet to be fully known, and we anticipate that the COVID-19 outbreak will have a negative impact on our customers and the construction industry in general, as it will affect, among other factors, economic activity, employment levels, consumer spending and consumer confidence, which will decrease demand for new construction, adversely affecting our business.

Commercial New Construction

Our addressable commercial construction market is composed of a variety of commercial and institutional sub-segments with varying demand drivers. Our commercial markets include offices, hotels, retail stores and other commercial buildings, while our institutional markets include educational facilities, healthcare facilities, government buildings and other institutional facilities. The principal demand drivers across these markets include the overall economic outlook, the general business cycle, government spending, vacancy rates, employment trends, interest rates, availability of credit and demographic trends. Given the extreme depth of the last recession, despite the growth to date prior to the COVID-19 pandemic, activity in the commercial construction market remains well below average historical levels.

Commercial R&R

We believe commercial R&R spending is typically more stable than new commercial construction activity. Commercial R&R spending is driven by several factors, including commercial real estate prices and rental rates, office vacancy rates, government spending and interest rates. Commercial R&R spending is also driven by commercial lease expirations and renewals, as well as tenant turnover. Such events often result in repair, reconfiguration and/or upgrading of existing commercial space. As such, the commercial R&R market has historically been less volatile than commercial new construction. While there is very limited third-party data for commercial R&R spending, we believe spending in this end market was in a period of expansion prior to the COVID-19 pandemic.

Residential New Construction

Residential construction activity is driven by several factors, including the overall economic outlook, employment, income growth, home prices, availability of mortgage financing and related government regulations, interest rates and consumer confidence, among others. While housing starts have generally recovered in recent years, activity in the market remains well below historical levels.

Residential R&R

Residential R&R activity is typically more stable than new construction activity. Following a prolonged period of under-investment during the downturn from 2007 to 2011, residential R&R activity experienced above-average growth, which we had expected to continue for the next several years. However, the impact of the COVID-19 pandemic could have a material impact on the continued growth of residential R&R activity. The primary drivers of residential R&R spending include changes in existing home prices, existing home sales, the average age of the housing stock, consumer confidence and interest rates.

Seasonality

Our operating results are typically impacted by seasonality. Historically, sales of our products have been slightly higher in the first and second quarters of each fiscal year (covering the calendar months of May through October) due to favorable weather and longer daylight conditions during these periods. Seasonal variations in operating results may be impacted by inclement weather conditions, such as cold or wet weather, which can delay construction projects. To the extent the impacts of the COVID-19 pandemic extend into our seasonally higher months, this could have an additional negative impact on our business, financial condition, operating results and cash flows.

Price Changes

Prices for certain of our products are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, and periodic delays in delivery. Price inflation may impact demand for these products while price deflation may reduce our net sales and compress our margins. In general, we have historically been successful in passing on price increases from our vendors to our customers in a timely manner, although there is no assurance that we can successfully do so in the future.

Acquisitions

Our results of operations are impacted by acquisitions, as we complement our organic growth strategy with selective acquisitions. During fiscal 2020, we completed three acquisitions totaling four branches in the United States and one branch in Canada. During fiscal 2019, we completed three acquisitions totaling three branches in the United States and 30 branches across Canada. During fiscal 2018, we completed five acquisitions totaling seven branches in the United States. We believe that significant opportunities exist to expand our geographic footprint by executing additional strategic acquisitions and we consistently strive to maintain an extensive and active acquisition pipeline. We are often evaluating several acquisition opportunities at any given time. Due to the impact of COVID-19, we expect that our acquisition activity will be curtailed in the near-term. See Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our business acquisitions.

Our Products

The following is a summary of our net sales by product group for the years ended April 30, 2020, 2019 and 2018:

	Year Ended		Year Ended		Year Ended
	April 30,	% of	April 30,	% of	April 30,	% of
	2020	Total	2019	Total	2018	Total
	(dollars in thousands)
Wallboard	$1,329,775	41.0%	$1,272,068	40.8%	$1,109,552	44.2%
Ceilings	475,827	14.7%	451,695	14.5%	387,360	15.4%
Steel framing	502,122	15.5%	506,805	16.3%	411,630	16.4%
Other products	933,583	28.8%	885,464	28.4%	602,927	24.0%
Total net sales	$3,241,307		$3,116,032		$2,511,469

Results of Operations

A discussion regarding our results of operations and financial condition for the year ended April 30, 2020 compared to the year ended April 30, 2019 is presented below. A discussion regarding our results of operations and financial condition for the year ended April 30, 2019 compared to the year ended April 30, 2018 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, filed with the Securities and Exchange Commission on June 27, 2019.

The following table summarizes key components of our results of operations for the fiscal years ended April 30, 2020, 2019 and 2018:

	Year Ended April 30,
	2020	2019	2018
	(dollars in thousands)
Statement of operations data(1):
Net sales	$3,241,307	$3,116,032	$2,511,469
Cost of sales (exclusive of depreciation and amortization shown separately below)	2,178,093	2,111,913	1,692,893
Gross profit	1,063,214	1,004,119	818,576
Operating expenses:
Selling, general and administrative expenses	784,081	739,460	633,877
Depreciation and amortization	116,533	117,459	65,530
Impairment of goodwill	63,074	—	—
Total operating expenses	963,688	856,919	699,407
Operating income	99,526	147,200	119,169
Other (expense) income:
Interest expense	(67,718)	(73,677)	(31,395)
Gain on legal settlement	14,029	—	—
Write-off of debt discount and deferred financing fees	(1,331)	—	(74)
Change in fair value of financial instruments	—	(6,395)	(6,125)
Other income, net	1,819	2,913	2,279
Total other expense, net	(53,201)	(77,159)	(35,315)
Income before taxes	46,325	70,041	83,854
Provision for income taxes	22,944	14,039	20,883
Net income	$23,381	$56,002	$62,971
Non-GAAP measures:
Adjusted EBITDA(2)	$299,759	$295,669	$199,258
Adjusted EBITDA margin(2)(3)	9.2%	9.5%	7.9%
(1)	The comparison of statement of operations data is affected by our acquisition of Titan on June 1, 2018. The results of operations of Titan are included in our operating results beginning on the acquisition date.
(2)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “Non-GAAP Measures” in this Item 7 for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are important.
(3)	Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Net Sales

Net sales of $3,241.3 million during the year ended April 30, 2020 increased $125.3 million, or 4.0%, from the year ended April 30, 2019. The increase in net sales was due to the following:

●	Wallboard sales, which are impacted by both commercial and residential construction activity, increased $57.7 million, or 4.5%, compared to the year ended April 30, 2019. The increase in wallboard sales was primarily driven by higher organic volumes and the benefit from acquisitions, partially offset by a slight decrease in price and a decrease in sales volume due to the impact of the COVID-19 pandemic.

●	Ceilings sales increased $24.1 million, or 5.3%, compared to the year ended April 30, 2019. The increase in ceilings sales was primarily due to higher organic volumes, the positive impact of acquisitions and higher pricing, partially offset by a decrease in sales volume due to the impact of the COVID-19 pandemic.

●	Steel framing sales decreased $4.7 million, or 0.9%, compared to the year ended April 30, 2019. The decrease in steel framing sales was primarily driven by lower pricing and the impact of the COVID-19 pandemic, partially offset by higher organic volumes and the positive impact of acquisitions.

●	Other products sales increased $48.1 million, or 5.4%, compared to the year ended April 30, 2019. The increase was primarily due to the positive impact of acquisitions and higher organic growth, partially offset by a decrease in sales volume due to the impact of the COVID-19 pandemic.

Organic net sales increased $61.5 million, or 2.0%, during the year ended April 30, 2020 compared to the prior year. The increase was primarily driven by an increase in sales in the United States as a result of the improvement in new housing starts, R&R activity and commercial construction, partially offset by a decline in sales in Canada, which was primarily related to softness in the Canadian single-family housing market, and a decrease in sales volume due to the impact of the COVID-19 pandemic.

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the year ended April 30, 2020:

Year
Ended
(Unaudited)	April 30, 2020
(in thousands)
Net sales	$3,241,307
Recently acquired net sales (1)	(68,974)
Impact of foreign currency (2)	5,241
Base business net sales (3)	$3,177,574
(1)	Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For year ended April 30, 2020, this includes net sales of Commercial Builders Group, LLC, which was acquired on March 4, 2019, Hart Acoustical and Drywall Supply, which was acquired on June 3, 2019, Rigney, which was acquired on November 1, 2019, and Trowel Trades, which was acquired on February 1, 2020.
(2)	Represents the impact of foreign currency translation on net sales.
(3)	Represents net sales of existing branches and branches that were opened by us during the period presented.

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

Gross Profit and Gross Margin

Gross profit of $1,063.2 million for the year ended April 30, 2020 increased $59.1 million, or 5.9%, from the year ended April 30, 2019 primarily as a result of higher net sales, both organically and including the positive impact of acquisitions. Gross margin on net sales increased to 32.8% for the year ended April 30, 2020 compared to 32.2% for the year ended April 30, 2019 due to net favorable price-cost dynamics, Titan purchasing synergies and product mix. In addition, during the year ended April 30, 2019, we recognized a $4.1 million, or 0.4%, non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value related to the Titan acquisition. This adjustment had a negative effect on gross margin as the related inventory was sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses of $784.1 million for the year ended April 30, 2020 increased $44.6 million, or 6.0%, from the year ended April 30, 2019. The increase was primarily due to growth in our base business, inflationary cost pressures, ongoing investments in business initiatives, an increase in stock-based compensation expense and incremental costs as a result of COVID-19. This was partially offset by a $5.1 million decrease in transaction costs, a $4.7 million decrease in severance costs and a $0.6 million decrease in debt transaction costs. Selling, general and administrative expenses were 24.2% of our net sales during the year ended April 30, 2020, compared to 23.7% of our net sales during the year ended April 30, 2019. The increase was primarily due to loss of sales leverage resulting from the COVID-19 pandemic, year-over-year declines in the selling prices of certain of our products and continuing inflationary cost pressures. In addition, during the year ended April 30, 2020, we made investments in greenfield locations and business initiatives intended to grow sales, leverage scale and drive profitability.

Depreciation and Amortization Expense

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets. Depreciation and amortization expense was $116.5 million for the year ended April 30, 2020 compared to $117.5 million for the year ended April 30, 2019. The decrease was due to a $5.8 million decrease in amortization expense, partially offset by a $4.8 million increase in depreciation expense. The decrease in amortization expense was primarily due to use of the accelerated method of amortization for acquired customer relationships. The increase in depreciation expense was primarily attributable to an increase in capital expenditures over the prior year as well as incremental expense resulting from property and equipment obtained in acquisitions. The year ended April 30, 2020 includes an additional month of depreciation expense for Titan property and equipment compared to the prior year.

Impairment of Goodwill

We recognized a $63.1 million non-cash impairment charge to goodwill related to our Canada reporting unit in conjunction with our annual goodwill impairment test performed in the fourth quarter of fiscal 2020. This charge was included in impairment of goodwill in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended April 30, 3020. The primary factors contributing to the impairment was an increase in the discount rate and a decrease in market multiples, combined with a decrease in the reporting unit’s forecasted near-term cash flows, primarily resulting from COVID-19 driven economic uncertainty. The impairment charge was equal to the excess of the reporting unit’s carrying value over its fair value. This non-cash charge does not affect our cash position, liquidity, debt covenant compliance, nor will it have any impact on future operations. As of April 30, 2020, we had $120.9 million of remaining goodwill related to our Canada reporting unit. Our annual impairment test during the fourth quarter of fiscal 2020 indicated the estimated fair values of our other reporting units exceeded their carrying values. Our fiscal 2019 and 2018 annual impairment tests indicated the estimated fair value of our reporting units exceeded their carrying values.

We test goodwill annually during the fourth quarter of our fiscal year or when events and circumstances indicate that those assets might not be recoverable. Impairment testing of goodwill is required at the reporting unit level. The impairment test involves comparing the estimated fair values of our reporting units with the reporting units’ carrying amounts, including goodwill. We identified seven reporting units for evaluating goodwill for the fiscal 2020 annual impairment test, which were Central, Midwest, Northeast, Southern, Southeast, Western and Canada. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. We estimated the fair values of our reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, we calculate the fair value of the reporting unit based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method included internal forecasts and projections developed by management for planning purposes, discount rates, available industry/market data, and the growth rate to calculate the terminal value. Under the market approaches, the fair value was estimated using the guideline company method. We selected guideline companies in the industry in which each reporting unit operates. We primarily use revenue and EBITDA multiples based on the multiples of the selected guideline companies.

Interest Expense

Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. Interest expense was $67.7 million during the year ended April 30, 2020 compared to $73.7 million for the year ended April 30, 2019. The decrease was primarily due to a decrease in the outstanding amount of debt and a decrease in interest rates. This was partially offset by debt related to the financing of the acquisition of Titan. The year ended April 30, 2020 includes an additional month of interest expense for the Titan debt financing compared to the prior year period.

Gain on Legal Settlement

In February 2020, the Company received proceeds as part of a class action settlement against certain drywall manufacturers related to purchases made during calendar years 2012 and 2013. The Company recognized a gain on legal settlement of $14.0 million during the year ended April 30, 2020.

Income Tax Expense

Income tax expense was $22.9 million during the year ended April 30, 2020 compared to $14.0 million during the year ended April 30, 2019. Our effective tax rate was 49.5% and 20.0% for the years ended April 30, 2020 and 2019, respectively. The increase in the effective income tax rate from the year ended April 30, 2019 to the year ended April 30, 2020 was primarily due to the various tax impacts of our non-cash impairment charge to goodwill. Also contributing to the change was equity-based compensation and foreign tax rates and other tax effects associated with our Canada operations.

Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our ABL Facility to finance working capital needs, capital expenditures and acquisitions. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our growth strategies, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months. We have taken several measures to preserve liquidity in response to the COVID-19 pandemic. We currently believe that these measures and any others we may determine to take in the future to preserve our cash flows from operations, combined with our current financial resources, will allow us to manage the anticipated impact of the COVID-19 pandemic on our business operations.

In March 2020, we drew down $80.0 million under our ABL Facility and $7.2 million under our Canadian Facility as a precautionary measure to provide financial flexibility and liquidity in response to volatile financial market conditions resulting from the COVID-19 pandemic. As of April 30, 2020, we had available borrowing capacity of $353.9 million under our $445.0 million ABL Facility. The ABL Facility will mature on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. As of April 30, 2020, we had available borrowing capacity of $14.4 million under our Canadian Facility. The Canadian Facility matures on June 28, 2022.

For more information regarding our ABL Facility and other indebtedness, see Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

We regularly evaluate opportunities to optimize our capital structure, including through consideration of the issuance or incurrence of additional debt, to refinance existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives, acquisitions and our stock repurchase program.

Cash Flows

The following table sets forth summarized cash flow data for the years ended April 30, 2020, 2019 and 2018:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Cash provided by operating activities	$303,079	$193,615	$91,263
Cash used in investing activities	(47,100)	(600,692)	(49,209)
Cash (used in) provided by financing activities	(91,334)	418,970	(20,178)
Effect of exchange rates on cash and cash equivalents	(1,074)	(992)	—
Increase in cash and cash equivalents	$163,571	$10,901	$21,876

Operating Activities

The increase in cash provided by operating activities during the year ended April 30, 2020 compared to the prior year was primarily due to a $43.4 million increase in net income after adjustments for non-cash items and a $66.1 million increase in cash resulting from changes to our net working capital.

Investing Activities

The decrease in cash used in investing activities during the year ended April 30, 2020 compared to the prior year was primarily due to a $559.0 million decrease in cash used for acquisitions, which was primarily due to cash used for our acquisition of Titan in the prior year period. The decrease was partially offset by a $6.4 million increase in capital expenditures.

Capital expenditures during the years ended April 30, 2020, 2019 and 2018 primarily consisted of building and leasehold improvements, vehicles and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the net sales generated during the corresponding periods.

Financing Activities

The change in cash (used in) provided by financing activities during the year ended April 30, 2020 compared to the prior year was primarily due to debt financing entered into in the prior year period in connection with our acquisition of Titan, partially offset by an increase in principal payments on debt and finance leases in the current year period and payments of contingent consideration arrangements assumed in our acquisition of Titan. During the year ended April 30, 2020, we made prepayments of $100.0 million principal amount on our Term Loan Facility.

Contractual Obligations

The following table sets forth our contractual obligations and commitments as of April 30, 2020:

		Year Ending April 30,
	Total	2021	2022	2023	2024	2025	Thereafter
	(in thousands)
Long-term debt(1)	$980,413	$14,842	$14,406	$21,566	$11,749	$90,787	$827,063
Interest on long-term debt(2)	140,743	27,888	27,569	27,251	27,006	26,614	4,414
Finance leases(3)	151,394	46,116	39,328	30,525	21,234	10,544	3,647
Facility operating leases(4)	135,888	35,936	28,896	23,301	18,753	12,154	16,848
Equipment operating leases(4)	4,891	3,024	1,491	354	22	—	—
Total	$1,413,329	$127,806	$111,690	$102,997	$78,764	$140,099	$851,972
(1)	Long-term debt includes principal payments on outstanding debt obligations. Long-term debt excludes unamortized discounts and deferred financing fees. As of April 30, 2020, we had $980.4 million aggregate amount of debt outstanding, consisting of $876.9 million of our first lien term loan due 2025, $80.0 million under our ABL Facility due 2024, $16.3 million of installment notes due in monthly and annual installments through 2024 and $7.2 million under our Canadian Facility.
(2)	Interest payments on long-term debt includes interest due on outstanding debt obligations and commitment and borrowing cost under our ABL facility.
(3)	Represents remaining payments under finance leases, including interest on finance lease obligations.
(4)	Represents base rent payments under non-cancellable operating leases.

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

We lease certain office and warehouse facilities and equipment, some of which provide renewal options. Rent expense for operating leases, which may have escalating rents over the terms of the leases, is recorded on a straight-line basis over the minimum lease terms. Rent expense under operating leases approximated $55.4 million, $53.5 million, and $63.9 million for the fiscal years ended April 30, 2020, 2019 and 2018, respectively. As existing leases expire, we anticipate such leases will be renewed or replaced with other leases that are substantially similar in terms, which are consistent with market rates at the time of renewal.

During fiscal 2020, we entered into $50.5 million of finance lease obligations for the purchase of equipment and vehicles. We expect to continue to enter into finance lease obligations for the purchase of equipment and vehicles in fiscal 2021.

Share Repurchase Program

In November 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. The share repurchase program does not obligate us to acquire any specific amount of common stock, and it may be suspended or terminated at any time at our discretion. The timing and amount of any purchases of our common stock will be subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. We did not repurchase any shares of our common stock during the fiscal year ended April 30, 2020. As of April 30, 2020, we had $58.5 million stock repurchase authorization available under the repurchase program.

Interest Rate Swap

In February 2019, we entered into interest rate swap agreements with a notional amount of $500.0 million to convert the variable interest rate on a portion of our Term Loan Facility to a fixed 1-month LIBOR interest rate of 2.46%. These contracts were effective on February 28, 2019 and terminate on February 28, 2023.

Debt Covenants

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of April 30, 2020.

The Term Loan Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the First Lien Credit Agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants as of April 30, 2020.

Interest Rates

Our ABL Facility and Term Loan Facility include available interest rate options based on the LIBOR. LIBOR will be discontinued after 2021, and the United States and other countries are currently working to replace LIBOR with alternative reference rates. The consequences of these developments with respect to LIBOR cannot be entirely predicted; however, we do not believe that the discontinuation of LIBOR as a reference rate in our loan agreements will have a material adverse effect on our financial position or materially affect our interest expense.

Off Balance Sheet Arrangements

As of April 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

Goodwill

Description. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year (February 1) or when events and circumstances indicate goodwill might be impaired. Impairment testing of goodwill is required at the reporting unit level. We may first assess the qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The impairment test involves comparing the estimated fair value of our reporting units with the reporting unit's carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. We evaluate our reporting units on an annual basis or when events or circumstances indicate our reporting units might change.

Judgments and Uncertainties. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair values of reporting units. We estimated the fair values of our reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Significant estimates and assumptions inherent in the valuations include the amount and timing of future cash flows (including expected growth rates and profitability), the discount rate applied to the cash flows and the selection of guideline companies. The assumptions with the most significant impact on the fair value of the reporting unit are those related to the discount rate, the terminal value, future operating cash flows and the growth rate.

Effect if Actual Results Differ From Assumptions. As of April 30, 2020, we had $553.1 million of goodwill. We recognized a $63.1 million non-cash impairment charge to write off goodwill related to our Canada reporting unit in conjunction with our annual goodwill impairment test performed in the fourth quarter of fiscal 2020. The primary factors contributing to the impairment was an increase in the discount rate and a decrease in market multiples, combined with a decrease in the reporting unit’s forecasted near-term cash flows, primarily resulting from COVID-19 driven economic uncertainty. The impairment charge was equal to the excess of the reporting unit’s carrying value over its fair value. As of April 30, 2020, we had $120.9 million of remaining goodwill related to our Canada reporting unit. Our annual impairment test during the fourth quarter of fiscal 2020 indicated the estimated fair values of our other reporting units exceeded their carrying values. Our fiscal 2019 and 2018 annual impairment tests indicated the estimated fair value of our reporting units exceeded their carrying values. Changes to our business strategy, changes in industry or market conditions, changes in operating performance, a prolonged weakness in general economic conditions, volatility in the equity and debt markets or other similar circumstances could affect the assumptions used in the impairment tests. Although management currently believes that the estimates used in the evaluation of goodwill are reasonable, if the assumptions used in the impairment analysis are not met or materially change, it could cause goodwill to be impaired.

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

Effect if Actual Results Differ. As of April 30, 2020, we had $305.5 million of property and equipment, $300.5 million of definite-lived intangible assets and $115.3 million of operating lease right-of-use assets. During the year ended April 30, 2020, we recognized a $1.9 million impairment of our operating lease right-of-use assets due to a restructuring plan to close one of our facilities. We did not recognize any other material impairment charges for our long-lived assets during the past three years. We did not have any material changes in useful lives for our long-lived assets during the past three years. However, changes in management intentions, market events or conditions, projected future net sales, operating results and other similar circumstances could affect the assumptions used in the impairment tests. Although management currently believes that the estimates used in the evaluation of long-lived assets are reasonable, differences between actual and expected net sales, operating results and cash flow could cause these assets to be impaired.

Business Combinations

Description. We account for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the acquisition accounting process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Subsidiary Equity-Based Deferred Compensation Arrangements

Description. Certain subsidiaries have equity-based compensation agreements with the subsidiary’s employees and minority shareholders. These agreements are stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders. The agreements entitle selected employees of those subsidiaries to participate in increases in the adjusted book value of a specified number of shares of common stock of those subsidiaries. Adjusted book value for this purpose generally means the book value of the relevant shares, as increased, or decreased, to reflect those shares’ ratable portion of any annual earnings, or losses, of the relevant subsidiary (based on the total number of outstanding shares of the relevant subsidiary). Since these agreements are typically settled in cash or notes, they are accounted for as liability awards and measured at fair value. For more information regarding these agreements, see Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

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

Effect if Actual Results Differ From Assumptions. As of April 30, 2020, we had total liabilities for stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders of $34.2 million. The amounts recorded in the financial statements for these agreements could vary significantly if we were to use different assumptions. The assumptions used may have a significant effect on our estimates of fair value, and the use of different assumptions, as well as changes in market conditions, could have a material effect on our results of operations or financial condition.

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

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. We report our financial results in accordance with GAAP. However, we present Adjusted EBITDA and Adjusted EBITDA margin, which are not recognized financial measures under GAAP, because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting trends in our operating results, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure and allocation, the tax jurisdictions in which companies operate and capital investments and acquisitions.

In addition, we utilize Adjusted EBITDA in certain calculations under the ABL Facility and the Term Loan Facility. The ABL Facility and the Term Loan Facility permit us to make certain additional adjustments in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this Annual Report on Form 10-K. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA.

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

The following is a reconciliation of our net income to Adjusted EBITDA for the years ended April 30, 2020, 2019 and 2018:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Net income	$23,381	$56,002	$62,971
Interest expense	67,718	73,677	31,395
Write-off of debt discount and deferred financing fees	1,331	—	74
Interest income	(88)	(66)	(177)
Provision for income taxes	22,944	14,039	20,883
Depreciation expense	51,332	46,456	24,075
Amortization expense	65,201	71,003	41,455
Impairment of goodwill	63,074	—	—
Stock appreciation expense(a)	1,572	2,730	2,318
Redeemable noncontrolling interests(b)	520	1,188	1,868
Equity-based compensation(c)	7,060	3,906	1,695
Severance and other permitted costs(d)	5,733	8,152	581
Transaction costs (acquisitions and other)(e)	2,414	7,858	3,370
Loss (gain) on disposal and impairment of assets(f)	658	(525)	(509)
Effects of fair value adjustments to inventory(g)	575	4,176	324
Change in fair value of financial instruments(h)	—	6,395	6,125
Gain on legal settlement	(14,029)	—	—
Secondary public offering costs(i)	363	—	1,525
Debt transaction costs(j)	—	678	1,285
Adjusted EBITDA	$299,759	$295,669	$199,258

Net sales	$3,241,307	$3,116,032	$2,511,469
Adjusted EBITDA Margin	9.2%	9.5%	7.9%
(a)	Represents non-cash compensation expenses related to stock appreciation rights agreements.
(b)	Represents non-cash compensation expense related to changes in the redemption values of noncontrolling interests.
(c)	Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the Term Loan Facility, including certain unusual, nonrecurring costs due to COVID-19.
(e)	Represents costs related to acquisitions paid to third-party advisors.
(f)	The year ended April 30, 2020 includes a $1.9 million impairment of operating lease right-of-use assets resulting from a restructuring plan to close one of our facilities.
(g)	Represents the non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents the mark-to-market adjustments for derivative financial instruments.
(i)	Represents costs related to our secondary offerings paid to third-party advisors.
(j)	Represents expenses paid to third-party advisors related to debt refinancing activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements. We have entered into interest rate swap agreements with a notional amount of $500.0 million to convert the variable interest rate on a portion of our Term Loan Facility to a fixed 1-month LIBOR interest rate of 2.46%. These contracts were effective on February 28, 2019 and terminate on February 28, 2023. Excluding the impact of this interest rate swap and the interest rate floor on the Term Loan Facility, each 1% increase in interest rates on the Term Loan Facility would increase our annual interest expense by approximately $8.8 million based on the aggregate principal amount outstanding under the Term Loan Facility as of April 30, 2020. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $4.5 million increase in our annual interest expense on the ABL Facility. Assuming the Canadian Facility was fully drawn, each 1% increase in interest rates would result in a $0.1 million increase in our annual interest expense. As of April 30, 2020, $876.9 million aggregate principal amount was outstanding under the Term Loan Facility, $80.0 million was outstanding under the ABL Facility and $7.2 million was outstanding under our Canadian Facility.

Foreign Currency Risk

We are exposed to foreign currency exchange rate fluctuations for our operations in Canada, which can adversely impact our net income and cash flows. Approximately 13% of our net sales during the year ended April 30, 2020 were derived from sales to customers in Canada. These operations are primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect net sales, net income and cash flows. We currently do not enter into financial instruments to manage this foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

GMS Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of GMS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GMS Inc. (the Company) as of April 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 25, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in fiscal year 2020 due to the adoption of the new lease standard.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment
Description of the Matter

As of April 30, 2020, the Company’s consolidated goodwill balance was $553.1 million after recognition of an impairment charge of $63.1 million related to its Canadian reporting unit. As explained in Note 5 to the consolidated financial statements, the Company tests goodwill for impairment annually during its fiscal fourth quarter, and whenever events or changes in circumstances indicate the estimated fair value of a reporting unit may no longer exceed the carrying amount. The Company estimates the fair value of its reporting units using a combination of the income and market approaches. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future operating cash flows, discount rates, and terminal growth rates. The determination of the fair value using the market approach requires management to make significant estimates and assumptions related to forecasts of future earnings before interest, taxes, depreciation, and amortization (EBITDA) and multiples that are applied to management’s forecasted EBITDA.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions, such as management’s cash flow projections, discount rates, terminal growth rates, forecasted EBITDA and EBITDA multiples which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s reporting units, our audit procedures included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying historical sales and cost data, business plans, as well as the appropriateness of comparable companies used by the Company in its analyses. We involved our valuation specialists to assist in our evaluation of the Company’s determined weighted average cost of capital (WACC), which was used to determine the discount rates applied to management’s cash flow projections, including performing a comparative calculation of the WACC. As part of this assessment, we compared the WACC to rates for hypothetical market participants based on the capital structure of the reporting units and related peer group. We evaluated whether management’s methodology for determining the discount rates reflected the risk associated with the forecasted cash flows of the reporting units. We compared forecasts to historical results, business plans and previous forecasts to actual results to assess the reasonableness of the projected cash flows of each reporting unit. To test the assumed EBITDA multiples applied in the Company’s calculations, we involved our valuation specialists to assist in analyzing recent transactions in the market and current peer group trading multiples. We performed sensitivity analyses of the significant assumptions described above to assess the changes in the fair value of the reporting units that would result from changes in the significant assumptions and tested the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Atlanta, Georgia

June 25, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of GMS Inc.

Opinion on Internal Control over Financial Reporting

We have audited GMS Inc.’s internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GMS Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2020, and the related notes and our report dated June 25, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia

June 25, 2020

GMS Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	April 30,	April 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$210,909	$47,338
Trade accounts and notes receivable, net of allowances of $5,141 and $6,432, respectively	405,254	445,771
Inventories, net	299,815	290,829
Prepaid expenses and other current assets	14,972	18,368
Total current assets	930,950	802,306
Property and equipment, net of accumulated depreciation of $158,554 and $123,583, respectively	305,467	282,349
Operating lease right-of-use assets	115,257	—
Goodwill	553,073	617,327
Intangible assets, net	361,884	429,313
Deferred income taxes	8,904	4,676
Other assets	13,247	13,583
Total assets	$2,288,782	$2,149,554
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$213,230	$173,751
Accrued compensation and employee benefits	67,590	62,858
Other accrued expenses and current liabilities	63,812	79,848
Current portion of long-term debt	50,201	42,118
Current portion of operating lease liabilities	33,040	—
Total current liabilities	427,873	358,575
Non-current liabilities:
Long-term debt, less current portion	1,047,279	1,099,077
Long-term operating lease liabilities	89,605	—
Deferred income taxes, net	12,018	10,226
Other liabilities	78,026	52,500
Total liabilities	1,654,801	1,520,378
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 42,554 and 40,375 shares issued and outstanding as of April 30, 2020 and 2019, respectively	426	404
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of April 30, 2020 and 2019	—	—
Exchangeable shares	—	29,639
Additional paid-in capital	529,662	480,113
Retained earnings	168,975	145,594
Accumulated other comprehensive loss	(65,082)	(26,574)
Total stockholders' equity	633,981	629,176
Total liabilities and stockholders' equity	$2,288,782	$2,149,554

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except for per share data)

	Year Ended April 30,
	2020	2019	2018
Net sales	$3,241,307	$3,116,032	$2,511,469
Cost of sales (exclusive of depreciation and amortization shown separately below)	2,178,093	2,111,913	1,692,893
Gross profit	1,063,214	1,004,119	818,576
Operating expenses:
Selling, general and administrative	784,081	739,460	633,877
Depreciation and amortization	116,533	117,459	65,530
Impairment of goodwill	63,074	—	—
Total operating expenses	963,688	856,919	699,407
Operating income	99,526	147,200	119,169
Other (expense) income:
Interest expense	(67,718)	(73,677)	(31,395)
Gain on legal settlement	14,029	—	—
Write-off of debt discount and deferred financing fees	(1,331)	—	(74)
Change in fair value of financial instruments	—	(6,395)	(6,125)
Other income, net	1,819	2,913	2,279
Total other expense, net	(53,201)	(77,159)	(35,315)
Income before taxes	46,325	70,041	83,854
Provision for income taxes	22,944	14,039	20,883
Net income	$23,381	$56,002	$62,971
Weighted average common shares outstanding:
Basic	41,853	40,914	41,015
Diluted	42,504	41,589	42,163
Net income per common share(1):
Basic	$0.56	$1.33	$1.54
Diluted	$0.55	$1.31	$1.49
Comprehensive income (loss)
Net income	$23,381	$56,002	$62,971
Foreign currency translation loss	(18,257)	(22,320)	—
Changes in other comprehensive income (loss), net of tax	(20,251)	(4,695)	1,325
Comprehensive income (loss)	$(15,127)	$28,987	$64,296
(1)	See Note 19 for detailed calculations.

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

						Accumulated
				Additional		Other	Total
	Common Stock		Exchangeable	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Income (Loss)	Equity
Balances as of April 30, 2017	40,971	$410	$—	$488,459	$26,621	$(884)	$514,606
Net income	—	—	—	—	62,971	—	62,971
Change in other comprehensive income (loss), net of tax	—	—	—	—	—	1,325	1,325
Equity-based compensation	—	—	—	1,513	—	—	1,513
Tax withholding related to net share settlements of stock options	—	—	—	(1,441)	—	—	(1,441)
Exercise of stock options	98	1	—	476	—	—	477
Balances as of April 30, 2018	41,069	411	—	489,007	89,592	441	579,451
Net income	—	—	—	—	56,002	—	56,002
Issuance of Exchangeable Shares	—	—	29,639	—	—	—	29,639
Repurchase and retirement of common stock	(978)	(10)	—	(16,510)	—	—	(16,520)
Foreign currency translation loss	—	—	—	—	—	(22,320)	(22,320)
Change in other comprehensive income (loss), net of tax	—	—	—	—	—	(4,695)	(4,695)
Equity-based compensation	—	—	—	3,726	—	—	3,726
Tax withholding related to net share settlements of stock options	—	—	—	(50)	—	—	(50)
Exercise of stock options	205	2	—	2,536	—	—	2,538
Vesting of restricted stock units	5	—	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	74	1	—	1,404	—	—	1,405
Balances as of April 30, 2019	40,375	404	29,639	480,113	145,594	(26,574)	629,176
Net income	—	—	—	—	23,381	—	23,381
Exercise of Exchangeable Shares	1,129	11	(29,639)	29,628	—	—	—
Foreign currency translation loss	—	—	—	—	—	(18,257)	(18,257)
Change in other comprehensive income (loss), net of tax	—	—	—	—	—	(20,251)	(20,251)
Equity-based compensation	—	—	—	6,878	—	—	6,878
Tax withholding related to net share settlements of equity awards	—	—	—	(532)	—	—	(532)
Exercise of stock options	857	9	—	11,784	—	—	11,793
Vesting of restricted stock units	78	1	—	(1)	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	115	1	—	1,792	—	—	1,793
Balances as of April 30, 2020	42,554	$426	$—	$529,662	$168,975	$(65,082)	$633,981

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended April 30,
	2020	2019	2018
Cash flows from operating activities:
Net income	$23,381	$56,002	$62,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,533	117,459	65,530
Impairment of goodwill	63,074	—	—
Write-off and amortization of debt discount and debt issuance costs	4,541	3,332	2,851
Provision for losses on accounts and notes receivable	1,602	617	(622)
Provision for obsolescence of inventory	333	432	106
Effects of fair value adjustments to inventory	575	4,176	324
Increase in fair value of contingent consideration	1,600	759	195
Equity-based compensation	8,970	7,643	5,745
Loss (gain) on disposal and impairment of assets	658	(525)	(509)
Change in fair value of financial instruments	—	6,395	6,125
Deferred income taxes	926	(17,487)	(16,224)
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	41,424	(13,586)	(11,752)
Inventories	(4,579)	5,137	(35,098)
Prepaid expenses and other assets	6,623	(4,842)	(3,109)
Accounts payable	40,290	26,816	11,365
Accrued compensation and employee benefits	4,740	6,631	(236)
Other accrued expenses and liabilities	(7,612)	(5,344)	3,601
Cash provided by operating activities	303,079	193,615	91,263
Cash flows from investing activities:
Purchases of property and equipment	(25,193)	(18,770)	(23,741)
Proceeds from sale of assets	2,229	1,170	2,865
Acquisition of businesses, net of cash acquired	(24,136)	(583,092)	(28,333)
Cash used in investing activities	(47,100)	(600,692)	(49,209)
Cash flows from financing activities:
Repayments on the revolving credit facility	(837,424)	(937,176)	(617,230)
Borrowings from the revolving credit facility	880,698	981,148	513,878
Payments of principal on long-term debt	(109,968)	(9,968)	(5,776)
Payments of principal on finance lease obligations	(25,275)	(19,474)	(6,132)
Borrowings from term loan	—	996,840	577,616
Repayments of term loan	—	(571,840)	(477,616)
Repurchases of common stock	—	(16,520)	—
Payments for contingent consideration	(11,133)	—	—
Debt issuance costs	(1,286)	(7,933)	(3,283)
Proceeds from exercises of stock options	11,793	2,538	477
Payments for taxes related to net share settlement of equity awards	(532)	(50)	(1,441)
Other financing activities	1,793	1,405	(671)
Cash (used in) provided by financing activities	(91,334)	418,970	(20,178)
Effect of exchange rates on cash and cash equivalents	(1,074)	(992)	—
Increase in cash and cash equivalents	163,571	10,901	21,876
Cash and cash equivalents, beginning of year	47,338	36,437	14,561
Cash and cash equivalents, end of year	$210,909	$47,338	$36,437
Supplemental cash flow disclosures:
Cash paid for income taxes	$29,761	$19,351	$38,954
Cash paid for interest	63,745	66,435	28,613
Supplemental schedule of noncash activities:
Assets acquired under finance lease	$50,484	$111,826	$9,086
Issuance of installment notes associated with equity-based compensation liability awards	5,163	5,356	12,433
(Decrease) increase in insurance claims payable and insurance recoverable	(634)	619	(2,362)

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.

Notes to Consolidated Financial Statements

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”), through its wholly-owned operating subsidiaries, is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary building products. We purchase products from many manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of more than 260 distribution centers across the United States and Canada.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

Assets and liabilities of the Company’s Canadian subsidiaries are translated at the exchange rate prevailing at the balance sheet date, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as a separate component of stockholders’ equity and other comprehensive income (loss). Gains and losses on foreign currency transactions are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) within other income, net.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Trade Accounts Receivable

Accounts receivables are recorded at their net realizable value. The Company maintains an allowance for doubtful accounts for estimated losses due to the failure of customers to make required payments, as well as allowances for cash discounts. The Company’s estimate of the allowance for doubtful accounts is based on an assessment of individual past due accounts, historical write-off experience, accounts receivable aging and current economic trends. Account balances are written off when the potential for recovery is considered remote.

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

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation. Property and equipment obtained through acquisition is stated at estimated fair value as of the acquisition date. Expenditures for improvements and betterments are capitalized, while the costs of maintenance and repairs are charged to operating expense as incurred. Gains and losses related to the sale of property and equipment are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Depreciation expense for property and equipment of U.S. subsidiaries is determined using the straight-line method over the estimated useful lives of the various asset classes. The estimated useful lives of property and equipment are as follows:

Buildings	25 - 39 years
Furniture, fixtures and automobiles	3 - 5 years
Warehouse and delivery equipment	4 - 10 years
Leasehold improvements	Shorter of estimated useful life or lease term

Depreciation expense for property and equipment of Canadian subsidiaries is recognized over the estimated useful lives of the various asset classes as follows:

Vehicles and trucks	30% - 40% declining balance
Furniture and fixtures	8% - 20% declining balance
Buildings	4% declining balance
Machinery and equipment	30% declining balance
Leasehold improvements	Straight-line over shorter of estimated useful life or lease term

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company does not amortize goodwill. The Company tests its goodwill annually during the fourth quarter of its fiscal year or when events and circumstances indicate that those assets might not be recoverable. Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment). Prior to performing the impairment test, the Company may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. The impairment test involves comparing the estimated fair values of the Company’s reporting units with the reporting units’ carrying amounts, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

Intangible Assets

Intangible assets consist of customer relationships, trade names and other assets acquired in conjunction with the purchases of businesses or purchases of assets from other companies. The Company typically uses an income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by considering

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

management’s own analysis and an independent third-party valuation specialist’s appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment, operating lease right-of-use assets and definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell and are recorded within prepaid expenses and other current assets in the Consolidated Balance Sheets. The Company classifies assets as held for sale if it commits to a plan to sell the asset within one year and actively markets the asset in its current condition for a price that is reasonable in comparison to its estimated fair value.

Insurance Liabilities

The Company is self-insured for certain losses related to medical claims. The Company has stop-loss coverage to limit the exposure arising from medical claims. In addition, the Company has deductible-based insurance policies for certain losses related to general liability, workers’ compensation and automobile. The deductible amount per incident is $0.3 million, $0.5 million and $1.0 million for general liability, workers’ compensation and automobile, respectively. The coverage consists of a deductible layer, a primary layer, a self-insured buffer layer, a lead umbrella layer and excess layers. The primary layer of coverage is from $0.3 million, $0.5 million and $1.0 million for deductibles for general liability, workers’ compensation, and automobile liability, respectively, to $5.0 million. The Company self-insures a buffer layer from $5.0 million to $10.0 million. The umbrella and excess layers cover claims from $10.0 million to $100.0 million. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.

As of April 30, 2020 and 2019, the aggregate liabilities for medical self-insurance were $3.8 million and $3.4 million, respectively, and are included in other accrued expenses and current liabilities in the Consolidated Balance Sheets. As of April 30, 2020 and 2019, reserves for general liability, workers’ compensation and automobile totaled $19.4 million and $17.7 million, respectively, and are included in other accrued expenses and current liabilities and other liabilities in the Consolidated Balance Sheets. As of April 30, 2020 and 2019, expected recoveries for medical self-insurance, general liability, workers’ compensation and automobile totaled $6.0 million and $6.0 million, respectively, and are included in prepaid expenses and other current assets and other assets in the Consolidated Balance Sheets.

Restructuring

The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. After the appropriate level of management approves the detailed restructuring plan and the appropriate criteria for recognition are met, the Company establishes accruals for employee termination and other costs, as applicable. During the first quarter of 2019, the Company initiated a reduction in workforce as part of a strategic cost reduction plan to improve operational efficiency. The Company recorded $5.0 million of restructuring costs during the year ended April 30, 2019 in connection with the reduction in workforce and certain other restructuring activities, consisting primarily of severance and other employee costs. As of April 30, 2019, all costs related to the reduction in workforce had been paid. During the fourth quarter of 2020, the Company initiated a restructuring plan to close one of its facilities. The Company recorded $2.2 million of restructuring costs, consisting of $1.9 million for impairment of the operating lease right-of-use asset and $0.3 million for severance and other employee costs. Restructuring costs are

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

classified within selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Debt Issuance Costs

The Company defers debt issuance costs and amortizes them over the term of the related debt. The Company uses the straight-line method to amortize debt issuance costs for its revolving credit facility and uses the effective interest method to amortize debt issuance costs for its term loan facilities. Amortization of debt issuance costs is recorded in interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company classifies debt issuance costs for its revolving credit facilities as an asset in the Consolidated Balance Sheets and classifies debt issuance costs for its term loan facilities as a reduction of the related debt in the Consolidated Balance Sheets.

Stock Appreciation Rights, Deferred Compensation and Liabilities to Noncontrolling Interest Holders

Certain subsidiaries have equity-based compensation agreements with the subsidiary’s employees and minority stockholders. These agreements are stock appreciation rights, deferred compensation agreements and liabilities to noncontrolling interest holders. Since these agreements are typically settled in cash or notes, they are accounted for as liability awards and measured at fair value. See Note 13, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests,” for additional information with respect to these agreements.

Derivative Instruments

The Company has entered into derivative instruments to manage its exposure to certain financial risks. The Company’s derivative financial instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets and measured at fair value. Derivative instruments that do not qualify as a hedge or are not designated as a hedge are adjusted to estimated fair value in earnings. Derivative instruments that meet hedge criteria are formally designated as hedges. For derivative instruments designated as a cash flow hedge, the Company recognizes the change in fair value, net of taxes, to accumulated other comprehensive income (loss) in the Consolidated Balance Sheets, and an amount is reclassified out of accumulated other comprehensive income (loss) into earnings to offset the earnings impact that is attributable to the risk being hedged. For derivative instruments designated as a fair value hedge, the Company recognizes the loss or gain attributable to the risk being hedged in earnings in the period of change with a corresponding offset recorded to the item for which the risk is being hedged. The Company performs the effectiveness testing of its designated hedges on a quarterly basis and the changes in ineffective portions of the derivatives, if any, are recognized immediately in earnings. See Note 14, “Derivative Instruments,” for additional information with respect to the Company’s derivative instruments.

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Vendor Rebates

Typical arrangements with vendors provide for the Company to receive a rebate of a specified amount after it achieves any of a number of measures generally related to the volume of our purchases over a period of time. The Company records these rebates to effectively reduce its cost of sales in the period in which the Company sells the product. Throughout the year, the Company estimates the amount of rebates receivable for the periodic programs based upon the expected level of purchases. The Company accrues for the receipt of vendor rebates based on purchases and also reduces inventory to reflect the deferral of cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include expenses related to the delivery and warehousing of our products, as well as employee compensation and benefits expenses for employees in our branches and yard support center, as well as other administrative expenses, such as legal, accounting and information technology costs. Selling, general and administrative expenses included delivery expenses of $243.0 million, $225.6 million and $228.0 million during the years ended April 30, 2020, 2019 and 2018, respectively.

Advertising Expense

The cost of advertising is expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expense was $3.3 million, $1.9 million and $1.8 million during the years ended April 30, 2020, 2019 and 2018, respectively.

Equity-Based Compensation

As of April 30, 2020, the Company had various stock-based compensation plans, which are more fully described in Note 12, “Equity-Based Compensation.” The Company measures compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognizes compensation expense, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model and determines the fair value of restricted stock units based on the quoted price of GMS’s common stock on the date of grant. The Company estimates forfeitures based on historical analysis of actual forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed at least annually.

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

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The primary negative evidence considered includes the cumulative operating losses generated in prior periods. The primary positive evidence considered includes the reversal of deferred tax liabilities related to depreciation and amortization that would occur within the same jurisdiction and during the carry-forward period necessary to absorb the federal and state net operating losses and other deferred tax assets. The reversal of such liabilities would utilize the federal and state net operating losses and other deferred tax assets.

The Company records amounts for uncertain tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments could materially affect amounts recognized related to income tax uncertainties and may affect our results of operations or financial position. We believe our assumptions for estimates are reasonable, although actual results may

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

have a positive or negative material impact on the balances of such tax positions. Historically, the variation of estimates to actual results is not significant and material variation is not expected in the future.

Concentrations of Risk

COVID-19 Pandemic. On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic has caused significant volatility, uncertainty and economic disruption and has impacted and could further impact the Company’s operations and the operations of the Company’s customers and vendors as a result of ongoing or new quarantines, branch closures, travel and logistics restrictions project delays or shutdowns, decreased demand or general market disruptions. The extent to which the COVID-19 pandemic impacts the Company’s future business, strategic initiatives, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and resurgence, of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, vendors and employees and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic downturn, recession or depression that has occurred or may occur in the future.

Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts and notes receivable. The Company assesses the credit standing of counterparties as considered necessary. The Company routinely assesses the financial strength of its customers and generally does not require collateral. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of geographically diverse customers comprising the Company’s customer base. Additionally, the Company maintains allowances for potential credit losses. The Company does not enter into financial instruments for trading or speculative purposes. As of April 30, 2020 and 2019, no customer accounted for more than 10% of gross accounts receivable.

Supply Risk. The Company purchases most of its inventories from a select group of vendors. Without these vendors, the Company’s ability to acquire inventory would be significantly impaired.

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

The carrying values of the Company’s cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their short-term nature. Based on borrowing rates available to the Company for loans with similar terms, the carrying values of the Company’s debt instruments approximate fair value. See Note 15, “Fair Value Measurements,” for additional information with respect to the Company’s fair value measurements.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

The holders of the Company’s Exchangeable Shares (as defined in Note 3, “Business Acquisitions” and further described in Note 11, “Stockholders’ Equity”) were entitled to receive dividends or distributions that were equal to any dividends or distributions on the Company’s common stock. As a result, when the Exchangeable Shares were outstanding, they were classified as a participating security and thereby required the allocation of income that would have otherwise been available to common stockholders when calculating earnings per share. Diluted earnings per share was calculated by utilizing the most dilutive result of the if-converted and two-class methods. In both methods, net income attributable to common stockholders and the weighted-average common shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules.

Recently Adopted Accounting Pronouncements

Leases – In February 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with such classification affecting the pattern of expense recognition in the statement of operations. The new standard was effective for the Company’s fiscal year beginning May 1, 2019 (the first day of fiscal 2020), including interim reporting periods within that fiscal year. A modified transition approach was required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

On July 30, 2018, the FASB issued new guidance that provided entities with an additional (and optional) transition method to adopt the new lease standard. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company adopted the new lease standard on May 1, 2019 using the optional transition method. The Company elected the package of practical expedients permitted in the guidance, which among other things, allows the Company to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. The Company also elected to use the practical expedient to not separate lease and nonlease components. The Company did not elect the hindsight practical expedient. The Company made an accounting policy election to not recognize an ROU asset and lease liability for leases with an initial term of 12 months or less.

The adoption of the standard resulted in the recording of operating lease ROU assets and operating lease liabilities of $118.8 million on the Consolidated Balance Sheet as of the adoption date. The Company also reclassified deferred rent of $4.8 million from liabilities into its operating lease ROU assets. The adoption did not have a material impact on the Company’s Statement of Operations or Statement of Cash Flows. See Note 8, “Leases,” for information and disclosures regarding leases.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Goodwill – In January 2017, the FASB issued authoritative guidance that simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. Under the new guidance, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value. The new standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is permitted. The Company adopted the new guidance on February 1, 2020 (the first day of its fiscal fourth quarter).

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

Fair Value Measurement Disclosures – In August 2018, the FASB issued new guidance that changes certain fair value measurement disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt all of the disclosure changes or early adopt only the removed disclosure requirements and delay adoption of the additional disclosures until the effective date of this amendment. Except for changes to certain disclosures related to fair value measurements, the Company does not expect the adoption of this guidance to have a material impact on its financial statements.

Reference Rate Reform – In March 2020, the FASB issued new guidance to temporarily ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company expects to elect optional expedients and exceptions provided by the guidance, as needed, related to its debt instruments, which include interest rates based on a LIBOR rate. The Company will evaluate and disclose the impact of this guidance in the period of election, as well as the nature and reason for doing so.

2. Revenue

Revenue Recognition

Revenue is recognized upon transfer of control of promised goods to customers at an amount that reflects the consideration the Company expects to receive in exchange for those goods. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company includes shipping and handling costs billed to customers in net sales. These costs are recognized as a component of selling, general and administrative expenses when the Company does not bill the customer. See Note 18, “Segments,” for information regarding disaggregation of revenue, including revenue by product and by geographic area.

Performance Obligations

The Company satisfies its performance obligations at a point in time, which is upon delivery of products. The Company’s payment terms vary by the type and location of its customers. The amount of time between point of sale and when payment is due is not significant and the Company has determined its contracts do not include a significant financing component.

The Company’s contracts with customers involve performance obligations that are one year or less. Therefore, the Company applied the standard’s optional exemption that permits the omission of information about its unfulfilled performance obligations as of the balance sheet dates.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

Contract Balances

Receivables from contracts with customers were $393.6 million and $431.4 million as of April 30, 2020 and 2019, respectively. The Company did not have material amounts of contract assets or liabilities as of April 30, 2020 or 2019.

3. Business Acquisitions

The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Consolidated Statements of Operations and Comprehensive Income (Loss). The results of operations of acquisitions are reflected in the Company’s Consolidated Financial Statements from the date of acquisition.

Fiscal 2020 Acquisitions

In fiscal 2020, the Company completed the following acquisitions, with an aggregate purchase price of $25.1 million of cash consideration. The purpose of these acquisitions was to expand the geographical coverage of the Company and grow the business.

Company Name	Form of Acquisition	Date of Acquisition
J.P. Hart Lumber Company	Purchase of net assets	June 3, 2019
Rigney Building Supplies Ltd.	Purchase of 100% of outstanding common stock	November 1, 2019
Trowel Trades Supply, Inc.	Purchase of net assets	February 1, 2020

The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The purchase price allocation is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to working capital adjustments.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the preliminary acquisition accounting for these acquisitions based on currently available information:

Preliminary
Acquisition
Accounting
(in thousands)
Cash	$713
Trade accounts and notes receivable	5,149
Inventories	7,194
Other current assets	72
Property and equipment	6,788
Customer relationships	4,252
Tradenames	644
Goodwill	5,291
Liabilities assumed	(5,028)
Fair value of consideration transferred	$25,075

Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is all attributable to our geographic divisions reportable segment. Goodwill of $2.1 million is expected to be deductible for U.S. federal income tax purposes. Goodwill of $3.2 million is not expected to be deductible for U.S. federal income tax purposes. The pro forma impact of these acquisitions is not presented as it is not considered material to the Company’s Consolidated Financial Statements.

Fiscal 2019 Acquisitions

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

To finance this transaction, on June 1, 2018, the Company entered into a Third Amendment to its First Lien Credit Agreement (the “Third Amendment”) that provides for a new first lien term loan facility under the first lien credit agreement in the aggregate principal amount of $996.8 million due in June 2025 that bears interest at a floating rate based on LIBOR, with a 0% floor, plus 2.75%. The Company also drew down $143.0 million under its Asset Based Lending Facility (“ABL Facility”). The net proceeds from the new first lien term loan facility, ABL Facility and cash on hand were used to repay the Company’s existing first lien term loan facility of $571.8 million under the Credit Agreement and to finance its acquisition of Titan.

The fair value of consideration transferred was $611.1 million, after adjusting for foreign currency changes in the stated purchase price and other fair value changes, which consisted of $581.5 million in cash and $29.6 million for the fair value of the 1.1 million Exchangeable Shares. See Note 11, “Stockholders’ Equity,” for more information on the Exchangeable Shares. The Company also assumed certain contingent consideration arrangements that relate to previous acquisitions of Titan. The contingent consideration arrangements were based on performance of Titan’s business and were substantially paid in cash in fiscal 2020.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the acquisition accounting:

	Preliminary		Final
	Acquisition	Adjustments/	Acquisition
	Accounting	Reclassifications	Accounting
	(in thousands)
Cash	$5,573	$—	$5,573
Trade accounts and notes receivable	84,039	970	85,009
Inventories	60,272	—	60,272
Prepaid and other current assets	8,334	—	8,334
Property and equipment	37,263	—	37,263
Goodwill	196,524	(2,726)	193,798
Intangible assets	289,423	(2,469)	286,954
Accounts payable and accrued expenses	(40,833)	(970)	(41,803)
Contingent consideration	(12,039)	—	(12,039)
Deferred income taxes	(14,337)	2,085	(12,252)
Fair value of consideration transferred	$614,219	$(3,110)	$611,109

Goodwill arising from the acquisition is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence. All of the goodwill is assigned to the Company’s geographic divisions reportable segment. The goodwill is not deductible for income tax purposes.

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

Company Name	Form of Acquisition	Date of Acquisition
ASI Building Products, LLC	Purchase of net assets	August 1, 2017
Washington Builders Supply, Inc.	Purchase of net assets	October 2, 2017
Southwest Building Materials, Ltd.	Purchase of net assets	December 4, 2017
California-based distribution business of Grabber Construction Products, Inc.	Purchase of net assets	April 2, 2018
CMH Distributing, Inc.	Purchase of net assets	April 2, 2018

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the acquisition accounting:

	Preliminary		Final
	Acquisition	Adjustments/	Acquisition
	Accounting	Reclassifications	Accounting
	(in thousands)
Trade accounts and notes receivable	$4,872	$—	$4,872
Inventories	4,321	—	4,321
Property and equipment	1,081	—	1,081
Tradenames	1,000	—	1,000
Vendor agreement	1,000	—	1,000
Other intangible assets	620	—	620
Customer relationships	9,358	—	9,358
Goodwill	4,145	8	4,153
Liabilities assumed	(1,951)	—	(1,951)
Fair value of consideration transferred	$24,446	$8	$24,454

Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is all attributable to our geographic divisions reportable segment. The goodwill related to these acquisitions is deductible for U.S. federal income tax purposes.

4. Property and Equipment

The Company’s property and equipment consisted of the following as of April 30, 2020 and 2019:

	April 30,
	2020	2019
	(in thousands)
Land	$52,581	$52,031
Buildings and leasehold improvements	110,322	99,300
Machinery and equipment	300,133	252,504
Construction in progress	985	2,097
Total property and equipment	464,021	405,932
Less: accumulated depreciation and amortization	158,554	123,583
Total property and equipment, net of accumulated depreciation	$305,467	$282,349

Depreciation expense for property and equipment, which includes amortization of property under finance leases, was $51.3 million, $46.5 million and $24.1 million during the years ended April 30, 2020, 2019 and 2018 respectively.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

5. Goodwill and Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill during the years ended April 30, 2020 and 2019:

Carrying
Amount
(in thousands)
Balance as of April 30, 2018	$427,645
Goodwill recognized from acquisitions	196,267
Purchase price adjustments from prior periods	8
Translation adjustment	(6,593)
Balance as of April 30, 2019	617,327
Impairment of goodwill	(63,074)
Goodwill recognized from acquisitions	5,291
Translation adjustment	(6,471)
Balance as of April 30, 2020	$553,073

All goodwill relates to our geographic divisions reportable segment.

The Company recognized a $63.1 million non-cash impairment charge to write off goodwill related to its Canada reporting unit in conjunction with its annual goodwill impairment test performed in the fourth quarter of fiscal 2020. This charge was included in impairment of goodwill in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended April 30, 2020. The primary factors contributing to the impairment was an increase in the discount rate and a decrease in market multiples, combined with a decrease in the reporting unit’s forecasted near-term cash flows, primarily resulting from COVID-19 driven economic uncertainty. Consistent with the Company’s adoption of the new goodwill guidance in the fourth quarter of 2020, the impairment charge was equal to the excess of the reporting unit’s carrying value over its fair value. As of April 30, 2020, the Company had $120.9 million of remaining goodwill related to its Canada reporting unit. The Company’s annual impairment test during the fourth quarter of fiscal 2020 indicated the estimated fair values of its other reporting units exceeded their carrying values. The annual impairment tests during the fourth quarters of fiscal 2019 and 2018 indicated that the fair value of the Company’s reporting units exceeded their carrying values.

The Company identified seven reporting units for evaluating goodwill for the fiscal 2020 annual impairment test, which were Central, Midwest, Northeast, Southern, Southeast, Western and Canada. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company evaluates its reporting units on an annual basis.

The Company estimated the fair values of its reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, we calculate the fair value of the reporting unit based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method included internal forecasts and projections developed by management for planning purposes, available industry/market data, discount rates and the growth rate to calculate the terminal value. Under the market approaches, the fair value was estimated using the guideline company method. The Company selected guideline companies in the industry in which each reporting unit operates. The Company primarily uses revenue and EBITDA multiples based on the multiples of the selected guideline companies.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Intangible Assets

The following tables present the components of the Company’s definite-lived intangible assets as of April 30, 2020 and 2019:

	Estimated	Weighted	April 30, 2020
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 16	12.8	$516,928	$270,029	$246,899
Definite-lived tradenames	5 - 20	16.3	55,654	10,474	45,180
Vendor agreements	8 - 10	8.3	6,644	4,567	2,077
Developed technology	5	4.9	5,036	1,963	3,073
Leasehold interests	1 - 15	7.6	3,679	2,101	1,578
Other	3 - 5	3.4	4,157	2,447	1,710
Totals			$592,098	$291,581	$300,517

	Estimated	Weighted	April 30, 2019
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value
	(dollars in thousands)
Customer relationships	5 - 16	12.8	$520,703	$214,044	$306,659
Definite-lived tradenames	5 - 20	16.3	56,018	6,993	49,025
Vendor agreements	8 - 10	8.3	6,644	3,761	2,883
Developed technology	5	4.9	5,209	971	4,238
Leasehold interests	1 - 15	7.6	3,707	1,502	2,205
Other	3 - 5	3.4	4,118	1,182	2,936
Totals			$596,399	$228,453	$367,946

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flow generated by such assets, and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $65.2 million, $71.0 million and $41.5 million during the years ended April 30, 2020, 2019 and 2018, respectively, and is recorded in depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of $55.2 million, $46.1 million, $38.3 million, $31.2 million, $25.7 million and $104.0 million during the years ending April 30, 2021, 2022, 2023, 2024, 2025 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

The Company’s indefinite-lived intangible assets, other than goodwill, consist of tradenames that had a carrying amount of $61.4 million as of April 30, 2020 and 2019.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

6. Other Accrued Expenses and Current Liabilities

The Company’s other accrued expenses and current liabilities consisted of the following as of April 30, 2020 and 2019:

	April 30,
	2020	2019
	(in thousands)
Insurance related liabilities	$12,922	$14,110
Customer rebates payable	10,211	7,944
Sales taxes payable	9,493	10,448
Reserve for sales returns	4,081	4,701
Income taxes payable	2,844	14,063
Real estate and personal property taxes	2,182	2,010
Contingent consideration	2,018	13,073
Other	20,061	13,499
Total other accrued expenses and current liabilities	$63,812	$79,848

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

7. Long-Term Debt

The Company’s long-term debt consisted of the following as of April 30, 2020 and 2019:

	April 30,
	2020	2019
	(in thousands)
Term Loan Facility (1) (2)	$866,301	$972,650
ABL Facility	80,000	43,972
Finance lease obligations	128,767	109,286
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2024 (3)	15,218	15,287
Canadian Facility	7,194	—
Carrying value of debt	1,097,480	1,141,195
Less current portion	50,201	42,118
Long-term debt	$1,047,279	$1,099,077
(1)	Net of unamortized discount of $1,602 and $2,149 as of April 30, 2020 and 2019, respectively.
(2)	Net of deferred financing costs of $9,000 and $12,072 as of April 30, 2020 and 2019, respectively.
(3)	Net of unamortized discount of $1,098 and $1,200 as of April 30, 2020 and 2019, respectively.

Term Loan Facility

The Company’s wholly-owned subsidiaries, GYP Holdings II Corp., as parent guarantor (in such capacity, “Holdings”), and GYP Holdings III Corp., as borrower (in such capacity, the “Borrower” and, together with Holdings and the Subsidiary Guarantors (as defined below), the “Loan Parties”), have a senior secured first lien term loan facility (the “Term Loan Facility”). The Term Loan Facility permits the Borrower to add one or more incremental term loans up to a fixed amount of $100.0 million plus a certain amount depending on a secured first lien leverage ratio test included in the Term Loan Facility. As of April 30, 2020, the Term Loan Facility amortized in nominal quarterly installments of $2.5 million, or 0.25% of the aggregate principal amount of the Term Loan Facility and had a maturity date of June 1, 2025. Provided that the individual affected lenders agree accordingly, the maturities of the Term Loan Facility may, upon the Borrower’s request and without the consent of any other lender, be extended. GYP Holdings II Corp., the sole entity between borrower and financial reporting entity, is a holding company with no other operations, assets, liabilities or cash flows other than through its ownership of GYP Holdings III Corp. (borrower) and its operating subsidiaries. As of April 30, 2020, the applicable rate of interest was 3.15%.

On June 7, 2017, the Company entered into the Second Amendment to First Lien Credit Agreement (the “Second Amendment”), among the Borrower, Holdings, the other Loan Parties party thereto, Credit Suisse AG, as administrative agent and as 2017 incremental first lien lender. The Second Amendment provided for a new first lien term loan facility in the aggregate principal amount of $577.6 million due on April 1, 2023 with interest at a floating rate based on LIBOR, with a 1.00% floor, plus 3.00%, representing a fifty basis point improvement compared to the interest rate of the existing Term Loan Facility immediately prior to giving effect to the Second Amendment. Net proceeds were used to repay the existing Term Loan Facility outstanding balance of $477.6 million and $94.0 million of loans under its asset based revolving credit facility as well as to pay related expenses. The Company recorded a write off of debt discount and deferred financing fees of $0.1 million, which is included in write-off of discount and deferred financing fees in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended April 30, 2018.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

On June 1, 2018, the Company entered into the Third Amendment that provided for a new first lien term loan facility in the aggregate principal amount of $996.8 million due in June 2025 that bears interest at a floating rate based on LIBOR plus 2.75%, with a 0% floor. The net proceeds from the new first lien term loan facility were used to repay the Company’s existing Term Loan Facility outstanding balance of $571.8 million and to finance the acquisition of Titan.

On September 30, 2019, the Company made a $50.0 million prepayment of outstanding principal amount of its Term Loan Facility. On March 6, 2020, the Company made an additional $50.0 million prepayment of outstanding principal amount of its Term Loan Facility. The Company recorded total write-offs of debt discount and deferred financing fees of $1.3 million, which is included in write-off of discount and deferred financing fees in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended April 30, 2020.

Asset Based Lending Facility

The Company has an ABL Facility that provides for aggregate revolving commitments of $445.0 million (including same day swing line borrowings of $44.5 million). GYP Holdings III Corp. is the lead borrower (in such capacity, the “Lead Borrower”). Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.

On September 30, 2019, the Company amended its ABL Facility to, among other things, increase the revolving commitments from $345.0 million to $445.0 million, extend the maturity date to September 30, 2024 and remove the highest pricing level applicable to borrowings under the ABL Facility. The other material terms of the ABL Facility remained unchanged.

At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based at LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. As of April 30, 2020, the applicable rate of interest was 1.82%. The ABL Facility also contains an unused commitment fee subject to utilization, as included in the ABL Facility agreement.

In March 2020, the Company drew $80.0 million under the ABL Facility as a precautionary measure to provide financial flexibility and liquidity in response to volatile financial market conditions resulting from the COVID-19 pandemic. As of April 30, 2020, the Company had available borrowing capacity of $353.9 million under the ABL Facility. The ABL Facility will mature on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the Term Loan Facility.

Terms of the ABL Facility and Term Loan Facilities

Collateral

The ABL Facility is collateralized by (a) first priority perfected liens on the following assets of the Loan Parties: (i) accounts receivable; (ii) inventory; (iii) deposit accounts; (iv) cash and cash equivalents; (v) tax refunds and tax payments; (vi) chattel paper; and (vii) documents, instruments, general intangibles, securities accounts, books and records, proceeds and supporting obligations related to each of the foregoing, subject to certain exceptions (collectively, “ABL Priority Collateral”) and (b) second priority perfected liens on the remaining assets of the Loan Parties not constituting ABL Priority Collateral, subject to customary exceptions (collectively, “Term Priority Collateral”) and excluding real property.

The Term Loan Facility is collateralized by (a) first priority liens on the Term Priority Collateral and (b) second priority liens on the ABL Priority Collateral, subject to customary exceptions.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Prepayments

The Term Loan Facility may be prepaid at any time. Under certain circumstances and subject to certain exceptions, the Term Loan Facility will be subject to mandatory prepayments in the amount equal to:

●	100% of the net proceeds of certain asset sales and issuances or incurrences of nonpermitted indebtedness; and
●	50% of annual excess cash flow for any fiscal year, such percentage to decrease to 25% or 0% depending on the attainment of certain total leverage ratio targets.

As of April 30, 2020, there was no prepayment required related to excess cash flow.

The ABL Facility may be prepaid at the Company’s option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding ABL Facility exceeds the lesser of the (i) borrowing base and (ii) the aggregate amount of commitments. Mandatory prepayments do not result in a permanent reduction of the lenders’ commitments under the ABL Facility.

Guarantees

Holdings guarantees the payment obligations under the ABL Facility and the Term Loan Facility. Certain of Holdings’ subsidiaries (i) guarantee the payment obligations under the Term Loan Facility (in such capacity, the “Subsidiary Guarantors”) and (ii) are co-borrowers under the ABL Facility.

Covenants

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of April 30, 2020.

The Term Loan Facility contains a number of covenants that limit the Company’s ability and the ability of the Company’s restricted subsidiaries, as described in the respective credit agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all covenants as of April 30, 2020.

Events of Default

The ABL Facility and Term Loan Facility also provide for customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross default to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments and changes of control.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Canadian Revolving Credit Facility

In connection with the acquisition of Titan on June 1, 2018, the Company assumed Titan’s revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $21.6 million ($30.0 million Canadian dollars), as amended. The Canadian Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. In March 2020, the Company drew down $7.2 million under the Canadian Facility as a precautionary measure to provide financial flexibility and liquidity in response to volatile financial market conditions resulting from the COVID-19 pandemic. As of April 30, 2020, the Company had available borrowing capacity of $14.4 million under the Canadian Facility as a precautionary in response to the COVID-19 pandemic. The Canadian Facility matures on June 28, 2022.

Installment Notes

The Company’s installment notes of $15.2 million and $15.3 million as of April 30, 2020 and 2019, respectively, include notes for subsidiary stock repurchases from stockholders, notes for the payout of stock appreciation rights and a note to the seller of an acquired company. See Note 13, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests.”

Debt Maturities

As of April 30, 2020, the maturities of long-term debt were as follows:

	Term Loan	ABL	Finance	Installment	Canadian
	Facility(1)	Facility	Leases	Notes(2)	Facility	Total
Year ending April 30,	(in thousands)
2021	$9,968	$—	$35,530	$4,874	$—	$50,372
2022	9,968	—	32,547	4,438	—	46,953
2023	9,968	—	27,062	4,404	7,194	48,628
2024	9,968	—	19,974	1,781	—	31,723
2025	9,968	80,000	9,983	819	—	100,770
Thereafter	827,063	—	3,671	—	—	830,734
	$876,903	$80,000	$128,767	$16,316	$7,194	$1,109,180

(1)Gross of unamortized discount of $1,602 and deferred financing costs of $9,000 as of April 30, 2020.

(2)Gross of unamortized discount of $1,098 as of April 30, 2020.

8. Leases

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

The Company determines if an arrangement is a lease at inception and evaluates whether the lease meets the classification criteria of a finance or operating lease. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term operating lease liabilities in the Consolidated Balance Sheet. Finance leases are included in property and equipment, current portion of long-term debt and long-term debt in the Consolidated Balance Sheet.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

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

The components of lease expense were as follows:

Year
Ended
April 30, 2020
(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$24,352
Interest on lease liabilities	13,316
Operating lease cost	42,846
Variable lease cost	12,555
Total lease cost	$93,069

Operating lease cost, including variable lease cost, is included in selling, general and administrative expenses; amortization of finance ROU assets is included in depreciation and amortization; and interest on finance lease liabilities is included in interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Rent expense under operating leases was $53.5 million and $63.9 million during the years ended April 30, 2019 and 2018, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Supplemental cash flow information related to leases was as follows:

Year
Ended
April 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$42,150
Operating cash flows from finance leases	13,316
Financing cash flows from finance leases	25,275
Right-of-use assets obtained in exchange for lease obligations
Operating leases	38,143
Finance leases	50,484

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Other information related to leases was as follows:

	April 30,
	2020	2019
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$171,380	$134,931
Accumulated depreciation	(41,737)	(27,686)
Property and equipment, net	$129,643	$107,245
Weighted-average remaining lease term (years)
Operating leases	4.9
Finance leases	3.6
Weighted-average discount rate
Operating leases	5.5%
Finance leases	5.0%

Future minimum lease payments under non-cancellable leases as of April 30, 2020 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2021	$46,116	$38,960
2022	39,328	30,387
2023	30,525	23,655
2024	21,234	18,775
2025	10,544	12,154
Thereafter	3,647	16,848
Total lease payments	151,394	140,779
Less imputed interest	22,627	18,134
Total	$128,767	$122,645

9. Retirement Plan

The Company maintains a 401(k) defined contribution retirement plan for its employees. Participants are allowed to choose from a selection of mutual funds in order to designate how both employer and employee contributions are invested. Under the plan, the Company matches 50% of each employee’s contributions on the first 4% of the employee’s compensation contributed. The Company contributed $5.3 million, $4.7 million and $4.3 million, during the years ended April 30, 2020, 2019 and 2018, respectively. In June 2020, the Company temporarily suspended matching contributions under the plan.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

The following table presents the components of income before taxes for the years ended April 30, 2020, 2019 and 2018:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
United States	$106,850	$62,878	$83,854
Foreign	(60,525)	7,163	—
Income before taxes	$46,325	$70,041	$83,854

The following table presents the components of income tax expense for the years ended April 30, 2020, 2019 and 2018:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Current
Federal	$12,537	$11,858	$30,827
Foreign	1,624	13,739	—
State	7,857	5,929	6,409
Total current	22,018	31,526	37,236
Deferred
Federal	8,986	453	(14,796)
Foreign	(7,347)	(16,931)	—
State	(713)	(1,009)	(1,557)
Total deferred	926	(17,487)	(16,353)
Total provision for income taxes	$22,944	$14,039	$20,883

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement for the years ended April 30, 2020, 2019 and 2018:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Federal income taxes at statutory rate	$9,747	$14,715	$25,492
State income taxes, net of federal income tax benefit	4,054	2,440	1,900
Impact of foreign rate differences	(2,861)	418	—
Impact of rate difference on impairment of goodwill	7,630	—	—
Net change in valuation allowance	9,070	664	151
Nondeductible meals & entertainment	592	635	822
Equity-based compensation	(1,196)	(53)	—
GILTI	704	241	—
Nondeductible transaction costs	90	529	2
Net deferred benefit due to Tax Cuts and Jobs Act	—	—	(6,763)
Intercompany interest expense	(5,361)	(5,255)	—
Other	475	(295)	(721)
Total provision for income taxes	$22,944	$14,039	$20,883

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences, which give rise to deferred income taxes as of April 30, 2020 and 2019 are as follows:

	April 30,
	2020	2019
Deferred income tax assets:	(in thousands)
Allowances on accounts and notes receivable	$2,016	$2,306
Accrued payroll and related costs	1,859	1,577
Insurance reserves	2,501	1,746
Inventory costs	2,630	2,066
Deferred compensation	7,426	6,854
Equity compensation	2,695	2,944
Derivative instrument	7,850	1,358
Acquisition related costs	1,311	1,779
Net operating loss carry-forwards	1,595	1,745
Disallowed interest expense	736	2,507
Investment in partnerships	16,535	4,676
Deferred rent	1,112	604
Noncompete agreements	120	133
Other deferred tax assets, net	1,424	1,394
Total deferred income tax assets	49,810	31,689
Less: Valuation allowance	(10,183)	(1,112)
Total deferred income tax assets, net of valuation allowance	39,627	30,577
Deferred income tax liabilities:
Amortization of intangible assets	(18,917)	(22,950)
Rebates	(400)	(72)
Depreciation	(21,508)	(10,495)
Deferred financing costs	(1,582)	(2,075)
Other deferred tax liabilities, net	(334)	(535)
Total deferred income tax liabilities	(42,741)	(36,127)
Deferred income tax liabilities, net	$(3,114)	$(5,550)

Tax Cuts and Job Act. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act includes several provisions, including the lowering of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. In connection with the Tax Act, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance to companies that have not completed their accounting for the income tax effects of the Tax Act. Under SAB 118, provisional amounts can be recorded to the extent a reasonable estimate can be made. Additional tax effects and adjustments to previously recorded provisional amounts can be recorded upon obtaining, preparing, or analyzing additional information (including computations) within one year from the enactment date of the Tax Act.

As of April 30, 2018, the Company was still assessing the overall impact of the Tax Act on its financial statements and had not completed its accounting for the tax effects of the Tax Act. The Company reported provisional amounts reflecting reasonable estimates for the re-measurement of net deferred tax liabilities as of April 30, 2018 due to the reduction in the corporate rate. The Company recorded a provisional income tax benefit of $6.7 million for this re-measurement for the year ended April 30, 2018, which is included in provision for income taxes in the Consolidated Statements of Operations and Comprehensive Income (Loss). This represented a $1.1 million decrease from the provisional amount recorded during the nine months ended January 31, 2018.

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

As of April 30, 2020, the Company’s assertion has not changed from the year ended April 30, 2019 and does not intend to permanently reinvest its accumulated earnings in its non-U.S. subsidiaries and will continue to periodically distribute the earnings on an as needed basis. The Company had no unremitted earnings in the current year. To the extent there are unremitted earnings in future years, the Company does not anticipate significant tax consequences as there is sufficient paid up capital in Canada to return the cash free of withholding taxes.

Effective tax rate. Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes, net of federal benefit, permanent differences, and other tax effects associated with the Company’s foreign operations.

NOLs. During recent tax years, the Company generated certain state net operating loss carry-forwards which are available for use against taxable income in each respective state. The Company had gross federal and state net operating losses available for carry-forward of $0.7 million and $27.4 million as of April 30, 2020, respectively, and $2.3 million and $23.1 million as of April 30, 2019, respectively, which expire beginning in 2023.

Valuation allowance. Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. As of April 30, 2020, except as noted in the following paragraph, the Company believes that it is more likely than not that all of its deferred tax assets relating to separate company state return filings will be realized. The tax credits, carryforwards and net operating losses expire from 2021 to 2040.

Management makes an assessment to determine if its deferred tax assets are more likely than not to be realized. Valuation allowances are established if management believes that it is more likely than not the related tax benefits will not be realized. The valuation allowance as of April 30, 2020 and 2019 was $10.2 million and $1.1 million, respectively. During the year ended April 30, 2020, the Company recorded $7.6 million of valuation allowance related to a portion of the Titan outside basis difference that was created as a result of the impairment of goodwill recognized during the year ended April 30, 2020. The remaining valuation allowance as of April 30, 2020 and 2019 primarily relates to state net operating loss carry forwards.

Uncertain tax positions. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. The Company’s policy for recording penalties and interest associated with uncertain tax positions is to record such items as a component of selling, general and administrative expense. The Company had no reserve for uncertain tax positions as of April 30, 2020 and 2019.

As of April 30, 2020, the tax years ended April 30, 2020, 2019, 2018 and 2017 remain subject to examination by the U.S. Internal Revenue Service. In states in which the Company conducts business, the statute of limitation periods for examination generally vary from three to four years. Net operating losses dating back to 2008 are still being carried forward and remain subject to examination by the taxing authorities. The Company regularly assesses the potential outcomes of future examinations to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes that no liability for uncertain tax position is necessary as of April 30, 2020 and 2019.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stockholders’ Equity

Exchangeable Shares

In connection with the acquisition of Titan on June 1, 2018, the Company issued 1.1 million Exchangeable Shares. The Exchangeable Shares were issued by an indirect wholly owned subsidiary of the Company. The Exchangeable Shares ranked senior to the Company’s common stock with respect to dividend rights and rights on liquidation, dissolution and winding-up. The holders of the Exchangeable Shares were entitled to receive dividends or distributions that are equal to any dividends or distributions on the Company’s common stock. The holders of the Exchangeable Shares did not have voting rights.

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

Share Repurchase Program

On November 30, 2018, the Company’s Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million outstanding common stock. The Company may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion.

The Company did not repurchase any shares of its common stock during the year ended April 30, 2020. The Company repurchased 1.0 million shares of its common stock for $16.5 million during the year ended April 30, 2019 pursuant to its share repurchase program. The repurchased common stock was retired. As of April 30, 2020, the Company had $58.5 million remaining under its repurchase program.

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes to accumulated other comprehensive (loss) income, net of tax, by component for the years ended April 30, 2020, 2019 and 2018:

			Accumulated
	Foreign	Derivative	Other
	Currency	Financial	Comprehensive
	Translation	Instruments	Income (Loss)
	(in thousands)
Balance as of April 30, 2017	$—	$(884)	$(884)
Other comprehensive income before reclassification	—	309	309
Reclassification to earnings from accumulated other comprehensive (loss) income	—	1,016	1,016
Balance as of April 30, 2018	—	441	441
Other comprehensive loss before reclassification	(22,320)	(5,423)	(27,743)
Reclassification to earnings from accumulated other comprehensive (loss) income	—	728	728
Balance as of April 30, 2019	(22,320)	(4,254)	(26,574)
Other comprehensive loss before reclassification	(18,257)	(20,251)	(38,508)
Reclassification to earnings from accumulated other comprehensive (loss) income	—	—	—
Balance as of April 30, 2020	$(40,577)	$(24,505)	$(65,082)

Other comprehensive loss on derivative instruments for the years ended April 30, 2020 and 2019 is net of tax of $6.4 million and $1.4 million, respectively.

12. Equity-Based Compensation

General

The Company has granted options and restricted stock units to employees and non-employee directors to purchase the Company’s common stock under various stock incentive plans. The plans administered by a committee of the Board of Directors, which determines the terms of the awards granted. The committee may grant various forms of equity-based incentive compensation, including stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards, among others. Stock options are granted with an exercise price equal to the closing market value of GMS common stock on the date of grant, have a term of ten years, and vest over terms of three to four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant. The Company’s current stock incentive plan provides for the issuance of a maximum of 2.5 million shares, of which 1.2 million shares were still available for grant as of April 30, 2020. The Company intends to use authorized and unissued shares to satisfy share award exercises.

Share-based compensation expense related to stock options and restricted stock units was $6.5 million, $3.6 million and $1.7 million during the years ended April 30, 2020, 2019 and 2018, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Stock Option Awards

The following table presents stock option activity as of and for the year ended April 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2019	2,080	$16.34	6.15	$7,615
Options granted	386	21.63
Options exercised	(874)	13.22
Options forfeited	(105)	25.73
Options expired	—	—
Outstanding as of April 30, 2020	1,487	$18.85	6.40	$3,895
Exercisable as of April 30, 2020	941	$16.32	4.98	$3,866
Vested and expected to vest as of April 30, 2020	1,481	$18.83	6.39	$3,895

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the years ended April 30, 2020, 2019 and 2018 was $11.5 million, $1.6 million and $4.3 million, respectively. As of April 30, 2020, there was $3.6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of stock options granted during the years ended April 30, 2020, 2019 and 2018 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended April 30,
	2020	2019	2018
Volatility	49.86%	33.71%	30.86%
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	1.97%	2.87%	2.18%
Dividend yield	—%	—%	—%

The weighted average grant date fair value of options granted during the years ended April 30, 2020, 2019 and 2018 was $10.59 per share, $9.72 per share and $12.81 per share, respectively. The expected volatility was based on historical and implied volatility. The expected life of stock options was based on previous history of exercises. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield was 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the trading day immediately preceding the date of the grant.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Restricted Stock Units

The following table presents restricted stock unit activity for the year ended April 30, 2020:

		Weighted
	Number of	Average
	Restricted	Exercise
	Stock Units	Price
	(shares in thousands)
Outstanding as of April 30, 2019	193	$25.48
Granted	233	21.67
Vested	(100)	24.48
Forfeited	(40)	25.29
Outstanding as of April 30, 2020	286	$22.71

As of April 30, 2020, there was $3.8 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

During the year ended April 30, 2018, the Company established an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees (as defined) to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. The ESPP authorizes the issuance of a total 2.0 million shares, of which 1.8 million shares were still available for issuance as of April 30, 2020. During the years ended April 30, 2020 and 2019, 0.1 million and 0.1 million shares, respectively, of the Company’s common stock were purchased under the ESPP at an average price of $15.62 per share and $18.51 per shares, respectively. The Company recognized $0.5 million, $0.3 million and $0.1 million of stock-based compensation expense in during the years ended April 30, 2020, 2019 and 2018, respectively, related to the ESPP.

13. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests for the years ended April 30, 2020 and 2019:

	Stock		Redeemable
	Appreciation	Deferred	Noncontrolling
	Rights	Compensation	Interests
	(in thousands)
Balance as of April 30, 2018	$21,944	$2,222	$16,170
Amounts redeemed	(1,216)	(715)	(4,673)
Change in fair value	2,730	188	1,001
Balance as of April 30, 2019	23,458	1,695	12,498
Amounts redeemed	(825)	(108)	(4,644)
Change in fair value	1,572	73	446
Balance as of April 30, 2020	$24,205	$1,660	$8,300

Classified as current as of April 30, 2019	$1,355	$108	$1,569
Classified as long-term as of April 30, 2019	22,103	1,587	10,929

Classified as current as of April 30, 2020	$624	$—	$—
Classified as long-term as of April 30, 2020	23,581	1,660	8,300

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Total expense related to these instruments was $2.1 million, $3.9 million and $4.0 million during the years ended April 30, 2020, 2019 and 2018, respectively, and was included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Stock Appreciation Rights

Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over five years, upon a triggering event. As of April 30, 2020, all stock appreciation rights were vested.

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

14. Derivative Instruments

Interest Rate Swap

In February 2019, the Company entered into interest rate swap agreements with a notional amount of $500.0 million to convert the variable interest rate on a portion of its Term Loan Facility to a fixed 1-month LIBOR interest rate of 2.46%. The contracts were effective on February 28, 2019 and terminate on February 28, 2023. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company believes there have been no material changes in the creditworthiness of the counterparty to this interest rate swap and believes the risk of nonperformance by such party is minimal. The Company designated the interest rate swaps as a cash flow hedges. The derivative instruments are classified in other liabilities in the Consolidated Balance Sheets as of April 30, 2020 and 2019.

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

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

During the year ended April 30, 2018, the Company recognized a $5.1 million loss on the change in fair value of a foreign currency forward contract. During the year ended April 30, 2019, the Company recognized a $5.7 million loss on the change in fair value of its foreign currency forward contract, which was settled upon the acquisition on Titan on June 1, 2018. The losses are included within change in fair value of financial instruments in the Consolidated Statements of Operations and Comprehensive Income (Loss).

15. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the estimated carrying amount and fair value of the Company’s liabilities measured at fair value on a recurring basis as of April 30, 2020 and 2019:

	April 30,
	2020	2019
	(in thousands)
Interest rate swaps (Level 2)	$32,218	$5,613
Stock appreciation rights (Level 3)	24,205	23,458
Deferred compensation (Level 3)	1,660	1,695
Noncontrolling interest holders (Level 3)	8,300	12,498
Contingent consideration (Level 3)	—	12,354

Derivative instruments. The fair value of derivative instruments is determined using Level 2 inputs. Generally, the Company obtains the Level 2 inputs from its counterparties. Substantially all of the inputs are observable in the marketplace throughout the full term of the instruments, which can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The fair value of the Company’s interest rate swaps is determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. The fair value of the Company’s forward currency forward contract was based on observable market inputs, such as forward rates in active markets.

Stock appreciation rights, deferred compensation and redeemable noncontrolling interests. The fair values of stock appreciation rights, deferred compensation and redeemable noncontrolling interests are determined using Level 3 inputs. These inputs include a volatility rate based on comparable entities, a discount rate, the expected time to redemption of the liabilities, historical values of the book equity of certain subsidiaries and market information for comparable entities. The use of these inputs to derive the fair value of the liabilities at a point in time can result in volatility to the financial statements. See Note 13, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests,” for a reconciliation of the beginning and ending balances.

Contingent consideration. In connection with the acquisition of Titan, the Company assumed certain contingent consideration arrangements that had an estimated fair value of $12.4 million. The contingent consideration arrangements were paid in cash during the year ended April 30, 2020. The fair value of contingent consideration was determined using Level 3 inputs. These inputs include a discount rate and probability adjusted payments. During the years ended April 30, 2020 and 2019, the Company recorded expense of $1.8 million and $0.8 million, respectively, related to the contingent consideration, which was included in other income, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and asset impairments. For more information on business combinations, see Note 3, “Business Acquisitions.” During the fourth quarter of 2020, the Company recognized

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

a $63.1 million non-cash impairment charge to goodwill related to its Canada reporting unit. See Note 5, “Goodwill and Intangible Assets,” for more information regarding the impairment of goodwill and the fair value methodology. Also during the fourth quarter of 2020, the Company initiated a restructuring plan to close one of its facilities and recorded a $1.9 million impairment of the operating lease right-of-use asset. There were no other material long-lived asset impairments during the years ended April 30, 2020, 2019 or 2018.

16. Transactions With Related Parties

The Company leases warehouse facilities from partnerships owned by certain stockholders of GMS Inc. and its subsidiaries. As of April 30, 2020, these leases had expiration dates through fiscal 2025. Rent expense related to these leases was $0.8 million, $0.8 million and $0.8 million during the years ended April 30, 2020, 2019 and 2018, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of April 30, 2020, future minimum payments under the terms of the leases aggregated to $1.2 million.

The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. Certain stockholders of the Company are stockholders of SWP. The Company purchased inventory from SWP for distribution in the amount of $14.3 million, $13.3 million and $14.0 million during the years ended April 30, 2020, 2019 and 2018, respectively. Amounts due to SWP for purchases of inventory for distribution as of April 30, 2020 and 2019 were $1.2 million and $1.2 million, respectively, and are included in accounts payable in the Consolidated Balance Sheets.

17. Commitments and Contingencies

General

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

Favorable Class Action Settlement

In February 2020, the Company received proceeds as part of a class action settlement against certain drywall manufacturers related to purchases made during calendar years 2012 and 2013. The Company recorded a gain on legal settlement of $14.0 million during the year ended April 30, 2020.

18. Segments

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

In addition, the Company utilizes Adjusted EBITDA in certain calculations under the ABL Facility and the Term Loan Facility. The ABL Facility and the Term Loan Facility permit the Company to make certain additional adjustments in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this Annual Report on Form 10-K. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Non-GAAP Financial Measures” for a further discussion of this non-GAAP measure.

The following tables present segment results for the years ended April 30, 2020, 2019 and 2018:

	Year Ended April 30, 2020				April 30, 2020
			Depreciation and	Adjusted	Total
	Net Sales	Gross Profit	Amortization	EBITDA	Assets
	(in thousands)
Geographic divisions	$3,213,938	$1,053,555	$114,279	$297,646	$2,264,208
Other	27,369	9,659	233	2,113	18,745
Corporate	—	—	2,021	—	5,829
	$3,241,307	$1,063,214	$116,533	$299,759	$2,288,782

	Year Ended April 30, 2019				April 30, 2019
			Depreciation and	Adjusted	Total
	Net Sales	Gross Profit	Amortization	EBITDA	Assets
	(in thousands)
Geographic divisions	$3,090,314	$994,981	$114,558	$293,190	$2,125,518
Other	25,718	9,138	220	2,479	16,897
Corporate	—	—	2,681	—	7,139
	$3,116,032	$1,004,119	$117,459	$295,669	$2,149,554

	Year Ended April 30, 2018				April 30, 2018
			Depreciation and	Adjusted	Total
	Net Sales	Gross Profit	Amortization	EBITDA	Assets
	(in thousands)
Geographic divisions	$2,487,557	$809,884	$64,491	$196,903	$1,434,371
Other	23,912	8,692	242	2,355	12,854
Corporate	—	—	797	—	7,286
	$2,511,469	$818,576	$65,530	$199,258	$1,454,511

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation of net income to Adjusted EBITDA for the years ended April 30, 2020, 2019 and 2018:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Net income	$23,381	$56,002	$62,971
Interest expense	67,718	73,677	31,395
Write-off of debt discount and deferred financing fees	1,331	—	74
Interest income	(88)	(66)	(177)
Provision for income taxes	22,944	14,039	20,883
Depreciation expense	51,332	46,456	24,075
Amortization expense	65,201	71,003	41,455
Impairment of goodwill	63,074	—	—
Stock appreciation expense(a)	1,572	2,730	2,318
Redeemable noncontrolling interests(b)	520	1,188	1,868
Equity-based compensation(c)	7,060	3,906	1,695
Severance and other permitted costs(d)	5,733	8,152	581
Transaction costs (acquisitions and other)(e)	2,414	7,858	3,370
Loss (gain) on disposal and impairment of assets(f)	658	(525)	(509)
Effects of fair value adjustments to inventory(g)	575	4,176	324
Change in fair value of financial instruments(h)	—	6,395	6,125
Gain on legal settlement	(14,029)	—	—
Secondary public offering costs(i)	363	—	1,525
Debt transaction costs(j)	—	678	1,285
Adjusted EBITDA	$299,759	$295,669	$199,258
(a)	Represents non-cash expense related to stock appreciation rights agreements.
(b)	Represents non-cash compensation expense related to changes in the fair values of noncontrolling interests.
(c)	Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in calculations under the ABL Facility and the Term Loan Facility, including certain unusual, nonrecurring costs due to COVID-19.
(e)	Represents costs related to acquisitions paid to third parties.
(f)	The year ended April 30, 2020 includes a $1.9 million impairment of operating lease right-of-use assets resulting from a restructuring plan to close one of the Company’s facilities.
(g)	Represents the non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents the mark-to-market adjustments for derivative financial instruments.
(i)	Represents costs paid to third-party advisors related to secondary offerings of our common stock.
(j)	Represents costs paid to third-party advisors related to debt refinancing activities.

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

Revenues by Product

The following table presents Company’s net sales to external customers by main product line for the years ended April 30, 2020, 2019 and 2018:

	Year Ended April 30,
	2020	2019	2018
	(in thousands)
Wallboard	$1,329,775	$1,272,068	$1,109,552
Ceilings	475,827	451,695	387,360
Steel framing	502,122	506,805	411,630
Other products	933,583	885,464	602,927
Total net sales	$3,241,307	$3,116,032	$2,511,469

Geographic Information

The following table presents the Company’s net sales by major geographic area for the years ended April 30, 2020, 2019 and 2018:

	Year Ended April 30,
	2020	2019	2019
	(in thousands)
United States	$2,805,920	$2,701,678	$2,511,469
Canada	435,387	414,354	—
Total net sales	$3,241,307	$3,116,032	$2,511,469

The following table presents the Company’s property and equipment by major geographic area as of April 30, 2020 and 2019:

	April 30,	April 30,
	2020	2019
	(in thousands)
United States	$270,855	$249,857
Canada	34,612	32,492
Total property and equipment, net	$305,467	$282,349

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

19. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the years ended April 30, 2020, 2019 and 2018:

	Year Ended April 30,
	2020	2019	2018
	(in thousands, except per share data)
Net income	$23,381	$56,002	$62,971
Less: Net income allocated to participating securities	74	1,382	—
Net income attributable to common stockholders	$23,307	$54,620	$62,971
Basic earnings per common share:
Basic weighted average common shares outstanding	41,853	40,914	41,015
Basic earnings per common share	$0.56	$1.33	$1.54
Diluted earnings per common share:
Basic weighted average common shares outstanding	41,853	40,914	41,015
Add: Common Stock Equivalents	651	675	1,148
Diluted weighted average common shares outstanding	42,504	41,589	42,163
Diluted earnings per common share	$0.55	$1.31	$1.49

During the years ended April 30, 2020 and 2019, approximately 0.8 million and 0.6 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.

20. Valuation and Qualifying Accounts

Allowances for Accounts Receivable

	Balance		Charged to		Balance
	at Beginning		Other		at End of
	of Period	Provision	Accounts(a)	Deductions	Period
	(in thousands)
Fiscal Year Ended April 30, 2020	$(6,432)	$(2,348)	$938	$2,701	$(5,141)
Fiscal Year Ended April 30, 2019	(9,633)	(1,064)	2,435	1,830	(6,432)
Fiscal Year Ended April 30, 2018	(9,851)	(366)	(596)	1,180	(9,633)
(a)	Charged to other accounts represents the net (increase) decrease for specifically reserved accounts, as well as the net change in reserves for sales discounts, service charges and sales returns. The adoption of the new revenue recognition guidance on May 1, 2018 resulted in a $3.6 million reclassification in the Consolidated Balance Sheet from trade accounts and notes receivable to other accrued expenses and current liabilities for estimated sales returns. This reclass is reflected in charged to other accounts for the fiscal year ended April 30, 2019.

Valuation Allowance on Deferred Tax Assets Rollforward

	Balance	Additions		Balance
	at Beginning	Charged to Costs		at End of
	of Period	and Expenses	Deductions	Period
	(in thousands)
Fiscal Year Ended April 30, 2020	$(1,112)	$(9,071)	$—	$(10,183)
Fiscal Year Ended April 30, 2019	(448)	(664)	—	(1,112)
Fiscal Year Ended April 30, 2018	(297)	(151)	—	(448)

GMS Inc.

Notes to Consolidated Financial Statements (Continued)

21. Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited financial information for each quarter of the years ended April 30, 2020 and 2019. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented.

	Year Ended April 30, 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$847,176	$861,929	$761,352	$770,850
Gross profit	273,654	284,493	253,473	251,594
Net income (loss)(1)	24,820	29,138	10,879	(41,456)
Per share data
Weighted average shares outstanding(2):
Basic	41,001	41,761	42,223	42,435
Diluted	41,615	42,635	42,949	42,435
Net income (loss) per share(2):
Basic	$0.60	$0.70	$0.26	$(0.98)
Diluted	$0.59	$0.68	$0.25	$(0.98)

	Year Ended April 30, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
Net sales	$778,144	$833,837	$723,902	$780,149
Gross profit	244,816	268,150	234,226	256,927
Net income(3)	8,650	24,912	5,815	16,625
Per share data
Weighted average shares outstanding(2):
Basic	41,094	41,149	40,912	40,487
Diluted	42,074	41,918	41,371	40,976
Net income per share(2):
Basic	$0.21	$0.59	$0.14	$0.40
Diluted	$0.20	$0.58	$0.14	$0.39
(1)	Net income for the fourth quarter of 2020 includes a $63.1 million non-cash impairment charge to goodwill and a $14.0 million gain on legal settlement. In February 2020, the Company received proceeds as part of a class action settlement.

(2)	Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net income per share amounts may not equal annual basic and diluted net income per share amounts.

(3)	Net income for the first quarter of 2019 includes a $5.7 million loss on change in fair value of financial instruments related to the Company’s foreign currency forward contract.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of April 30, 2020.

As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2020 based upon “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on criteria described in “Internal Control—Integrated Framework” (2013) issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2020.

The effectiveness of the Company’s internal control over financial reporting as of April 30, 2020 has been audited by the Company’s independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders in the sections titled “Executive Compensation,” which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The information regarding security ownership of certain beneficial owners and management of our voting securities will be set forth in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders in the section titled “Security Ownership of Certain Beneficial Owners and Management,” which information is hereby incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of April 30, 2020 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

(c)
Number of securities
remaining available for
	(a)		(b)		future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected
Plan Category	warrants, and rights		warrants and rights		in column (a))
Equity compensation plans approved by security holders	1,773,546	(1)	$18.85	(2)	1,226,666
Equity compensation plans not approved by security holders	—		—		—
Total	1,773,546		$18.85		1,226,666
(1)	Includes 1,487,184 shares of Common Stock issuable upon exercise of outstanding stock options and 286,362 shares of Common Stock issuable upon vesting of outstanding restricted stock units.
(2)	The weighted-average exercise price does not take into account the restricted stock units described in footnote (1) because the restricted stock units do not have an exercise price upon vesting.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by this Item will be set forth in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders in the sections titled “Board of Directors’ Independence” and “Transactions with Related Persons,” which information is hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders in the section titled “Independent Registered Public Accounting Firm Fees and Services,” which information is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a) Documents filed as part of this Annual Report on Form 10-K

(1)	Financial Statements
●	Reports of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of April 30, 2020 and 2019
●	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended April 30, 2020, 2019 and 2018
●	Consolidated Statements of Stockholders’ Equity for the years ended April 30, 2020, 2019 and 2018
●	Consolidated Statements of Cash Flows for the years ended April 30, 2020, 2019 and 2018
●	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

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

4.2*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1

Amended and Restated ABL Credit Agreement, dated September 30, 2019 among GYP Holdings II Corp., GYP Holdings III Corp., as lead borrower, the other borrowers party thereto, the lenders party hereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto, and as Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 30, 2019 (File No. 001-37784)).

10.2

First Lien Credit Agreement, among GYP Holdings III Corp., the entities listed on Schedule I thereto, GYP Holdings II Corp., Wells Fargo Bank, N.A., the other lenders party thereto, Royal Bank of Canada, Credit Suisse Securities (USA) LLC, UBS Securities LLC, SunTrust Bank and RBC Capital Markets, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.2.1

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

10.2.2

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

10.2.3

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

10.3

ABL/Term Intercreditor Agreement, among GYP Holdings III Corp., GYP Holdings II Corp., the other Grantors party thereto, Wells Fargo Bank, N.A., Credit Suisse AG and each additional Representative from time to time party thereto, dated April 1, 2014 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.4†

Amended and Restated Employment Agreement, by and between G. Michael Callahan, Jr. and the Company, dated August 28, 2015 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.5†

Amendment to Amended and Restated Employment Agreement, by and between G. Michael Callahan, Jr. and the Company, dated May 12, 2016 (incorporated by reference to Exhibit 10.10.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

10.6†

Separation, Transition and Release Agreement with G. Michael Callahan, Jr. dated as of April 1, 2019 (incorporated by reference to Exhibit 10.2 to GMS Inc.’s Current Report on Form 8-K dated April 3, 2019 (File No. 001-37784)).

10.7†

Amended and Restated Employment Agreement, by and between Richard Alan Adams and the Company, dated August 31, 2015 (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.8†

Retention and Consulting Agreement with R. Alan Adams, dated as of September 27, 2019 (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K dated September 27, 2019 (File No. 001-37784)).

10.9†

Amended and Restated Employment Agreement, by and between Richard K. Mueller and the Company, dated June 30, 2015 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.10†	Employment Agreement with John C. Turner, Jr., dated as of March 29, 2019 (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K dated April 3, 2019 (File No. 001-37784)).
10.11†	Employment Agreement with Scott Deakin, dated as of October 21, 2019 (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K dated October 3, 2019 (File No. 001-37784)).
10.12†

Employment Agreement, by and between Craig Apolinsky and the Company, dated June 30, 2015 (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

10.13†

Employment Agreement, by and between Lynn Ross and the Company, dated August 29, 2018 (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Quarterly Report on Form 10-Q filed August 29, 2019 (File No. 001-37784)).

10.14†

2014 GMS Inc. Stock Option Plan, effective April 1, 2014 (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.15†

Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.16†	GMS Inc. Equity Incentive Plan (incorporated by reference to Appendix A to GMS Inc.’s Definitive Proxy Statement on Schedule 14A filed August 22, 2017 (File No. 333-205902)).
10.16.1†	Amendment to GMS Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Quarterly Report on Form 10-Q filed December 4, 2018 (File No. 001-37784)).
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

10.19†

Form of Non-Statutory Stock Option Award Agreement under the GMS Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to GMS Inc.’s Quarterly Report on Form 10-Q filed August 29, 2019 (File No. 001-37784)).

10.20†

Form of Restricted Stock Unit Award Agreement under the GMS Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to GMS Inc.’s Quarterly Report on Form 10-Q filed August 29, 2019 (File No. 001-37784)).

10.21†	GMS Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix B to GMS Inc.’s Definitive Proxy Statement on Schedule 14A filed August 22, 2017 (File No. 333-205902)).
10.22†	GMS Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).
10.23†	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.23 to GMS Inc.’s Annual Report on Form 10-K filed June 27, 2019 (File No. 001-37784)).
10.24

Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.22 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 filed on May 23, 2016 (File No. 333-205902)).

21.1*	List of subsidiaries of GMS Inc.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document..
101 SCH*	Inline XBRL Taxonomy Extension Schema Document.
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

†	Indicates a management contract or compensatory plan or arrangement.
*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GMS INC.
Date: June 25, 2020	By:	/s/ JOHN C. TURNER, Jr.
John C. Turner, Jr.
Chief Executive Officer, President and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Turner, Jr. and Scott M. Deakin, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN C. TURNER, JR.	Chief Executive Officer, President and Director	June 25, 2020
John C. Turner, Jr.	(Principal Executive Officer)

/s/ SCOTT M. DEAKIN	Chief Financial Officer	June 25, 2020
Scott M. Deakin	(Principal Financial Officer)

/s/ LYNN ROSS	Vice President of Finance, Chief Accounting Officer and Corporate Controller	June 25, 2020
Lynn Ross	(Principal Accounting Officer)

/s/ JOHN J. GAVIN	Chairman of the Board	June 25, 2020
John J. Gavin

/s/ LISA M. BACHMANN	Director	June 25, 2020
Lisa M. Bachmann

/s/ PETER C. BROWNING	Director	June 25, 2020
Peter C. Browning

/s/ THERON I. GILLIAM	Director	June 25, 2020
Theron I. Gilliam

/s/ BRIAN R. HOESTEREY	Director	June 25, 2020
Brian R. Hoesterey

/s/ MITCHELL B. LEWIS	Director	June 25, 2020
Mitchell B. Lewis

/s/ TERI P. MCCLURE	Director	June 25, 2020
Teri P. McClure

/s/ RICHARD K. MUELLER	Director	June 25, 2020
Richard K. Mueller

/s/ J. DAVID SMITH	Director	June 25, 2020
J. David Smith