Form 10-Q
period 2020-07-31
GMS Inc.
filed 2020-09-03
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

There were 42,735,602 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 31, 2020.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

●	the negative impact of the COVID-19 pandemic (which, among other things, may exacerbate each of the risks listed below);
●	general economic and financial conditions;

●	our dependency upon the commercial and residential construction and residential repair and remodeling, or R&R, markets;

●	competition in our highly fragmented industry and the markets in which we operate;

●	the fluctuations in prices of the products we distribute;

●	the consolidation of our industry;

●	our ability to successfully implement our strategic initiatives, which include pursuing growth through acquisitions and greenfield branch expansion as well as cost reduction and productivity initiatives;

●	our ability to expand into new geographic markets;

●	product shortages, other disruptions in our supply chain or distribution network and potential loss of relationships with key suppliers;

●	the seasonality of the commercial and residential construction markets;

●	the potential loss of any significant customers and the reduction of the quantity of products our customers purchase;

●	exposure to product liability and various other claims and litigation;

●	operating hazards that may cause personal injury or property damage;

●	our ability to attract and retain key employees and risks related our executive management transitions;

●	rising health care costs and labor costs, including the impact of labor and trucking shortages;

●	the credit risk from our customers;

●	our ability to renew leases for our facilities on favorable terms or identify new facilities;

●	our ability to effectively manage our inventory as our sales volume or the prices of the products we distribute fluctuate;

●	an impairment of our goodwill or intangible assets;

●	the impact of federal, state, provincial and local regulations;

●	the cost of compliance with environmental, health and safety laws and other regulations;

●	significant fluctuations in fuel costs or shortages in the supply of fuel;

●	a cybersecurity breach, including misappropriation of our customers’, employees’ or suppliers’ confidential information, and the potential costs related thereto;

●	a disruption in our IT systems and costs necessary to maintain and update our IT systems;

●	natural or man-made disruptions to our facilities;

●	the risk of our Canadian operations, including currency rate fluctuations;

●	the imposition of tariffs and other trade barriers, and the effect of retaliatory trade measures;

●	our inability to engage in activities that may be in our best long-term interests because of restrictions in our debt agreements;

●	our current level of indebtedness and our potential to incur additional indebtedness; and

●	our ability to obtain additional financing on acceptable terms, if at all.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance and actual results and events may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. You should review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of the filing of this Quarterly Report on Form 10-Q.

PART I – Financial Information

Item 1. Financial Statements

GMS Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	July 31,	April 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$139,709	$210,909
Trade accounts and notes receivable, net of allowances of $5,289 and $5,141, respectively	430,931	405,254
Inventories, net	287,266	299,815
Prepaid expenses and other current assets	20,957	14,972
Total current assets	878,863	930,950
Property and equipment, net of accumulated depreciation of $167,414 and $158,554, respectively	299,661	305,467
Operating lease right-of-use assets	112,764	115,257
Goodwill	557,247	553,073
Intangible assets, net	354,542	361,884
Deferred income taxes	11,056	8,904
Other assets	11,697	13,247
Total assets	$2,225,830	$2,288,782
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$180,558	$213,230
Accrued compensation and employee benefits	31,655	67,590
Other accrued expenses and current liabilities	73,648	63,812
Current portion of long-term debt	49,133	50,201
Current portion of operating lease liabilities	32,781	33,040
Total current liabilities	367,775	427,873
Non-current liabilities:
Long-term debt, less current portion	995,390	1,047,279
Long-term operating lease liabilities	87,607	89,605
Deferred income taxes, net	9,373	12,018
Other liabilities	83,814	78,026
Total liabilities	1,543,959	1,654,801
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 42,673 and 42,554 shares issued and outstanding as of July 31, 2020 and April 30, 2020, respectively	427	426
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of July 31, 2020 and April 30, 2020	—	—
Additional paid-in capital	533,092	529,662
Retained earnings	196,194	168,975
Accumulated other comprehensive loss	(47,842)	(65,082)
Total stockholders' equity	681,871	633,981
Total liabilities and stockholders' equity	$2,225,830	$2,288,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	July 31,
	2020	2019
Net sales	$802,573	$847,176
Cost of sales (exclusive of depreciation and amortization shown separately below)	542,115	573,522
Gross profit	260,458	273,654
Operating expenses:
Selling, general and administrative	183,112	194,631
Depreciation and amortization	27,097	29,275
Total operating expenses	210,209	223,906
Operating income	50,249	49,748
Other (expense) income:
Interest expense	(14,081)	(18,277)
Other income, net	655	939
Total other expense, net	(13,426)	(17,338)
Income before taxes	36,823	32,410
Provision for income taxes	9,604	7,590
Net income	$27,219	$24,820
Weighted average common shares outstanding:
Basic	42,624	41,001
Diluted	43,017	41,615
Net income per common share(1):
Basic	$0.64	$0.60
Diluted	$0.63	$0.59
Comprehensive income
Net income	$27,219	$24,820
Foreign currency translation income	16,281	11,860
Changes in other comprehensive income (loss), net of tax	959	(6,065)
Comprehensive income	$44,459	$30,615
(1)	See Note 15 for detailed calculations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

						Accumulated
				Additional		Other	Total
	Common Stock		Exchangeable	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Loss	Equity
Balances as of April 30, 2020	42,554	$426	$—	$529,662	$168,975	$(65,082)	$633,981
Net income	—	—	—	—	27,219	—	27,219
Foreign currency translation adjustments	—	—	—	—	—	16,281	16,281
Change in other comprehensive income (loss), net of tax	—	—	—	—	—	959	959
Equity-based compensation	—	—	—	1,575	—	—	1,575
Exercise of stock options	54	—	—	691	—	—	691
Vesting of restricted stock units	7	—	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	—	(105)	—	—	(105)
Issuance of common stock pursuant to employee stock purchase plan	58	1	—	1,269	—	—	1,270
Balances as of July 31, 2020	42,673	$427	$—	$533,092	$196,194	$(47,842)	$681,871

						Accumulated
				Additional		Other	Total
	Common Stock		Exchangeable	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Loss	Equity
Balances as of April 30, 2019	40,375	$404	$29,639	$480,113	$145,594	$(26,574)	$629,176
Net income	—	—	—	—	24,820	—	24,820
Exercise of Exchangeable Shares	1,129	11	(29,639)	29,628	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	11,860	11,860
Change in other comprehensive income (loss), net of tax	—	—	—	—	—	(6,065)	(6,065)
Equity-based compensation	—	—	—	1,349	—	—	1,349
Exercise of stock options	9	—	—	133	—	—	133
Issuance of common stock pursuant to employee stock purchase plan	76	1	—	1,021	—	—	1,022
Balances as of July 31, 2019	41,589	$416	$—	$512,244	$170,414	$(20,779)	$662,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	July 31,
	2020	2019
Cash flows from operating activities:
Net income	$27,219	$24,820
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,097	29,275
Amortization of debt discount and debt issuance costs	753	835
Provision for expected credit losses	138	657
Provision for obsolescence of inventory	109	119
Effects of fair value adjustments to inventory	—	151
Increase in fair value of contingent consideration	—	228
Equity-based compensation	2,619	2,071
Loss (gain) on disposal and impairment of assets	394	(156)
Deferred income taxes	(5,241)	(1,440)
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(23,013)	(23,230)
Inventories	14,008	18
Prepaid expenses and other assets	(3,782)	(1,359)
Accounts payable	(33,887)	(9,526)
Accrued compensation and employee benefits	(36,062)	(26,347)
Other accrued expenses and liabilities	13,937	(8,556)
Cash used in operating activities	(15,711)	(12,440)
Cash flows from investing activities:
Purchases of property and equipment	(4,745)	(5,891)
Proceeds from sale of assets	342	232
Acquisition of businesses, net of cash acquired	(210)	(10,633)
Cash used in investing activities	(4,613)	(16,292)
Cash flows from financing activities:
Repayments on revolving credit facilities	(58,083)	(262,107)
Borrowings from revolving credit facilities	14,421	274,810
Payments of principal on long-term debt	(2,492)	(2,492)
Payments of principal on finance lease obligations	(7,521)	(6,021)
Proceeds from exercises of stock options	691	133
Payments for taxes related to net share settlement of equity awards	(105)	—
Other financing activities	1,270	1,022
Cash (used in) provided by financing activities	(51,819)	5,345
Effect of exchange rates on cash and cash equivalents	943	172
Decrease in cash and cash equivalents	(71,200)	(23,215)
Cash and cash equivalents, beginning of period	210,909	47,338
Cash and cash equivalents, end of period	$139,709	$24,123
Supplemental cash flow disclosures:
Cash paid for income taxes	$3,478	$18,776
Cash paid for interest	13,115	17,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”), through its wholly owned operating subsidiaries, is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary building products. We purchase products from many manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of approximately 260 distribution centers across the United States and Canada.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

As of July 31, 2020 and April 30, 2020, the aggregate liabilities for medical self-insurance were $4.1 million and $3.8 million, respectively, and are included in other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheets. As of July 31, 2020 and April 30, 2020, reserves for general liability, automobile and workers’ compensation totaled approximately $18.1 million and $19.4 million, respectively, and are included in other accrued expenses and current liabilities and other liabilities in the Condensed Consolidated Balance Sheets. As of July 31, 2020 and April 30, 2020, expected recoveries for medical self-insurance, general liability, automobile and workers’ compensation totaled approximately $6.4 million and $6.0 million, respectively, and are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheets.

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

Recently Adopted Accounting Pronouncements

Credit Losses –  In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on credit losses on financial instruments. This guidance introduces a revised approach to the recognition and measurement of credit losses of certain financial instruments, including trade and other receivables, emphasizing an updated model based on expected losses rather than incurred losses. This new guidance is effective for annual reporting periods, and interim reporting periods contained therein, beginning after December 15, 2019. Early adoption is permitted. The Company adopted this guidance on May 1, 2020 with no material impact to its financial statements. See Note 3, “Accounts Receivable,” for additional information with respect to the Company’s allowance for expected credit losses.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Fair Value Measurement Disclosures – In August 2018, the FASB issued new guidance that changes certain fair value measurement disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt all of the disclosure changes or early adopt only the removed disclosure requirements and delay adoption of the additional disclosures until the effective date of this amendment. The Company adopted this guidance on May 1, 2020 with no material impact to its financial statements.

Recently Issued Accounting Pronouncements

Reference Rate Reform – In March 2020, the FASB issued new guidance to temporarily ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company expects to elect optional expedients and exceptions provided by the guidance, as needed, related to its debt instruments, which include interest rates based on a LIBOR rate. The Company will evaluate and disclose the impact of this guidance in the period of election, as well as the nature and reason for doing so.

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

Significant Judgments

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Contract Balances

Receivables from contracts with customers, net of allowances, were $417.2 million and $393.6 million as of July 31, 2020 and April 30, 2020, respectively. The Company did not have material amounts of contract assets or liabilities as of July 31, 2020 or April 30, 2020.

3. Accounts Receivable

The Company’s trade accounts and notes receivable consisted of the following as of July 31, 2020 and April 30, 2020:

	July 31,	April 30,
	2020	2020

	(in thousands)
Trade receivables	$422,477	$398,739
Other receivables	13,743	11,656
Allowance for expected credit losses	(2,878)	(2,861)
Other allowances	(2,411)	(2,280)
Trade accounts and notes receivable	$430,931	$405,254

The Company records accounts and notes receivable net of allowances, including the allowance for expected credit losses. The Company maintains an allowance for estimated losses due to the failure of customers to make required payments, as well as allowances for cash discounts. The Company’s estimate of the allowance for expected credit losses is based on an assessment of individual past due accounts, historical loss information, accounts receivable aging and current economic factors and the Company’s expectation of future economic conditions. Account balances are written off when the potential for recovery is considered remote.

The Company routinely assesses the financial strength of its customers and generally does not require collateral. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of geographically diverse customers comprising the Company’s customer base.

The following table presents the change in the allowance for expected credit losses during the three months ended July 31, 2020:

(in thousands)
Balance as of April 30, 2020	$2,861
Provision	138
Write-offs	(121)
Balance as of July 31, 2020	$2,878

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Goodwill and Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill during the three months ended July 31, 2020:

Carrying
Amount
(in thousands)
Balance as of April 30, 2020
Goodwill	$616,147
Accumulated impairment loss	(63,074)
553,073

Working capital settlement	349
Translation adjustment	3,825

Balance as of July 31, 2020
Goodwill	620,321
Accumulated impairment loss	(63,074)
$557,247

Intangible Assets

The following tables present the components of the Company’s definite-lived intangible assets as of July 31, 2020 and April 30, 2020:

	Estimated	Weighted	July 31, 2020
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value

	(dollars in thousands)
Customer relationships	5 - 16	12.8	$525,304	$285,000	$240,304
Definite-lived tradenames	5 - 20	16.3	56,704	11,514	45,190
Vendor agreements	8 - 10	8.3	6,644	4,768	1,876
Developed technology	5	4.9	5,218	2,300	2,918
Leasehold interests	1 - 15	7.6	3,708	2,224	1,484
Other	3 - 5	3.4	4,247	2,844	1,403
Totals			$601,825	$308,650	$293,175

	Estimated	Weighted	April 30, 2020
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value

	(dollars in thousands)
Customer relationships	5 - 16	12.8	$516,928	$270,029	$246,899
Definite-lived tradenames	5 - 20	16.3	55,654	10,474	45,180
Vendor agreements	8 - 10	8.3	6,644	4,567	2,077
Developed technology	5	4.9	5,036	1,963	3,073
Leasehold interests	1 - 15	7.6	3,679	2,101	1,578
Other	3 - 5	3.4	4,157	2,447	1,710
Totals			$592,098	$291,581	$300,517

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flows generated by such assets, and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $14.3 million and $16.9 million for the three months ended July 31, 2020 and 2019, respectively. Amortization expense is recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $40.9 million during the remaining nine months in the fiscal year ending April 30, 2021 and $46.1 million, $38.4 million, $31.3 million, $25.7 million and $110.7 million during the fiscal years ending April 30, 2022, 2023, 2024, 2025 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

The Company’s indefinite-lived intangible assets consist of tradenames that had a carrying amount of $61.4 million as of July 31, 2020 and April 30, 2020.

5. Long-Term Debt

The Company’s long-term debt consisted of the following as of July 31, 2020 and April 30, 2020:

	July 31,	April 30,
	2020	2020

	(in thousands)
Term Loan Facility (1) (2)	$864,340	$866,301
ABL Facility	40,000	80,000
Finance lease obligations	123,318	128,767
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2024 (3)	13,138	15,218
Canadian Facility	3,727	7,194
Carrying value of debt	1,044,523	1,097,480
Less current portion	49,133	50,201
Long-term debt	$995,390	$1,047,279
(1)	Net of unamortized discount of $1,522 and $1,602 as of July 31, 2020 and April 30, 2020, respectively.
(2)	Net of deferred financing costs of $8,548 and $9,000 as of July 31, 2020 and April 30, 2020, respectively.
(3)	Net of unamortized discount of $1,010 and $1,098 as of July 31, 2020 and April 30, 2020, respectively.

Term Loan Facility

The Company has a senior secured first lien term loan facility (the “Term Loan Facility”) with aggregate principal amount of $874.4 million outstanding as of July 31, 2020. The Term Loan Facility amortized in nominal quarterly installments of $2.5 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, and is due in June 2025. The Term Loan Facility bears interest at a floating rate based on LIBOR plus 2.75%, with a 0% floor. As of July 31, 2020, the applicable rate of interest was 2.91%.

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

At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based at LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. As of July 31, 2020, the applicable rate of interest was 1.43%. The ABL Facility also contains an unused commitment fee subject to utilization, as included in the ABL Facility agreement.

During the three months ended July 31, 2020, the Company made net repayments under the ABL Facility of $40.0 million. As of July 31, 2020, the Company had available borrowing capacity of approximately $353.9 million under the ABL Facility. The ABL Facility will mature on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the Term Loan Facility.

Covenants under the Term Loan Facility and ABL Facility

The Term Loan Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all restrictive covenants as of July 31, 2020.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of July 31, 2020.

Canadian Revolving Credit Facility

Through its WSB Titan (“Titan”) subsidiary, the Company has a revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $22.4 million ($30.0 million Canadian dollars). The Canadian Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. During the three months ended July 31, 2020, the Company made net repayments under the Canadian Facility of $3.7 million. As of July 31, 2020, the Company had available borrowing capacity of approximately $18.6 million under the Canadian Facility. The Canadian Facility matures on June 28, 2022.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Debt Maturities

As of July 31, 2020, the maturities of long-term debt were as follows

	Term Loan	ABL	Finance	Installment	Canadian
	Facility(1)	Facility	Leases	Notes(2)	Facility	Total

Year ending April 30,	(in thousands)
2021 (remaining nine months)	$7,476	$—	$26,825	$2,791	$—	$37,092
2022	9,968	—	33,108	4,438	—	47,514
2023	9,968	—	27,769	4,404	3,727	45,868
2024	9,968	—	20,708	1,781	—	32,457
2025	9,968	40,000	10,819	734	—	61,521
Thereafter	827,062	—	4,089	—	—	831,151
	$874,410	$40,000	$123,318	$14,148	$3,727	$1,055,603
(1)	Gross of unamortized discount of $1,522 and deferred financing costs of $8,548 as of July 31, 2020.
(2)	Gross of unamortized discount of $1,010 as of July 31, 2020.

6. Leases

The Company leases office and warehouse facilities, distribution equipment and its fleet of vehicles. The Company’s leases have lease terms ranging from one to eleven years. The Company’s facility leases generally contain renewal options for periods ranging from one to five years. The exercise of lease renewal options is typically at the Company’s sole discretion. The Company does not recognize right-of-use (“ROU”) assets or lease liabilities for renewal options unless it is determined that the Company is reasonably certain of exercising renewal options at lease inception. Certain of the Company’s equipment leases include options to purchase the leased property and certain of the Company’s equipment leases contain residual value guarantees. Any residual value payment deemed probable is included in the Company’s lease liability. The Company’s lease agreements do not contain any material restrictive covenants.

The Company determines if an arrangement is a lease at inception and evaluates whether the lease meets the classification criteria of a finance or operating lease. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term operating lease liabilities in the Condensed Consolidated Balance Sheets. Finance leases are included in property and equipment, current portion of long-term debt and long-term debt in the Condensed Consolidated Balance Sheets.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The components of lease expense were as follows:

	Three Months Ended
	July 31,
	2020	2019

	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$6,139	$6,059
Interest on lease liabilities	3,062	3,422
Operating lease cost	10,620	10,420
Variable lease cost	2,999	3,199
Total lease cost	$22,820	$23,100

Operating lease cost, including variable lease cost, is included in selling, general and administrative expenses; amortization of finance ROU assets is included in depreciation and amortization; and interest on finance lease liabilities is included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	July 31,
	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,648	$10,236
Operating cash flows from finance leases	3,062	3,422
Financing cash flows from finance leases	7,521	6,021
Right-of-use assets obtained in exchange for lease obligations
Operating leases	6,843	6,241
Finance leases	3,935	11,874

Other information related to leases was as follows:

	July 31,	April 30,
	2020	2020

	(in thousands)
Finance leases included in property and equipment
Property and equipment	$170,430	$171,380
Accumulated depreciation	(44,831)	(41,737)
Property and equipment, net	$125,599	$129,643
Weighted-average remaining lease term (years)
Operating leases	4.8	4.9
Finance leases	3.5	3.6
Weighted-average discount rate
Operating leases	5.5%	5.5%
Finance leases	4.9%	5.0%

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Future minimum lease payments under non-cancellable leases as of July 31, 2020 were as follows:

	Finance	Operating

Year Ending April 30,	(in thousands)
2021 (remaining nine months)	$34,510	$29,899
2022	40,070	32,039
2023	31,317	25,153
2024	22,022	20,281
2025	11,199	13,667
Thereafter	4,154	16,732
Total lease payments	143,272	137,771
Less imputed interest	19,954	17,383
Total	$123,318	$120,388

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 26.1% and 23.4% for the three months ended July 31, 2020 and 2019, respectively. The increase in the effective income tax rate over the U.S. federal statutory rate of 21.0% is primarily due to the impact of state taxes, foreign taxes and a change in the valuation allowance.

Valuation allowance. The Company had a valuation allowance of $13.7 million and $10.2 million against its deferred tax assets related to certain U.S. tax jurisdictions as of July 31, 2020 and April 30, 2020, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.

Uncertain tax positions. The Company had no reserve for uncertain tax positions as of July 31, 2020 or April 30, 2020.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Share Repurchase Program

The Company has a common stock repurchase program authorized by its Board of Directors to repurchase up to $75.0 million outstanding common stock. The Company may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion.

The Company did not repurchase any shares of its common stock during the three months ended July 31, 2020. As of July 31, 2020, the Company had $58.5 million of remaining authorization under its repurchase program.

Accumulated Other Comprehensive Loss

The following table sets forth the changes to accumulated other comprehensive loss, net of tax, by component for the three months ended July 31, 2020:

			Accumulated
	Foreign	Derivative	Other
	Currency	Financial	Comprehensive
	Translation	Instruments	Loss

	(in thousands)
Balance as of April 30, 2020	$(40,577)	$(24,505)	$(65,082)
Other comprehensive income before reclassification	16,281	959	17,240
Reclassification to earnings from accumulated other comprehensive loss	—	—	—
Balance as of July 31, 2020	$(24,296)	$(23,546)	$(47,842)

Other comprehensive loss on derivative instruments for the three months ended July 31, 2020 is net of $0.3 million of tax.

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

Equity-based compensation expense related to stock options and restricted stock units was $1.4 million and $1.2 million during the three months ended July 31, 2020 and 2019, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock Option Awards

The following table presents stock option activity for the three months ended July 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

	(shares and dollars in thousands)
Outstanding as of April 30, 2020	1,487	$18.85	6.4	$3,895
Options granted	—	—
Options exercised	(37)	13.10
Options forfeited	(42)	24.64
Options expired	—	—
Outstanding as of July 31, 2020	1,408	$18.83	6.1	$7,825
Exercisable as of July 31, 2020	943	$16.58	4.9	$7,143
Vested and expected to vest as of July 31, 2020	1,404	$18.82	6.1	$7,821

The aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the period in excess of the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the three months ended July 31, 2020 and 2019 was $0.3 million and $0.1 million, respectively. As of July 31, 2020, there was $2.9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.

There were no stock options granted during the three months ended July 31, 2020. The fair value of stock options granted during the three months ended July 31, 2019 was estimated using the Black-Scholes option-pricing model with the following assumptions:

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Restricted Stock Units

The following table presents restricted stock unit activity for the three months ended July 31, 2020:

		Weighted
	Number of	Average
	Restricted	Exercise
	Stock Units	Price

	(shares in thousands)
Outstanding as of April 30, 2020	286	$22.71
Granted	—	—
Vested	(14)	18.04
Forfeited	(22)	23.81
Outstanding as of July 31, 2020	250	$22.87

As of July 31, 2020, there was $2.9 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During the three months ended July 31, 2020, 0.1 million shares of the Company’s common stock were purchased under the ESPP at a price of $22.13 per share. The Company recognized $0.2 million and $0.2 million of stock-based compensation expense during the three months ended July 31, 2020 and 2019, respectively, related to the ESPP.

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests for the three months ended July 31, 2020:

	Stock		Redeemable
	Appreciation	Deferred	Noncontrolling
	Rights	Compensation	Interests

	(in thousands)
Balance as of April 30, 2020	$24,205	$1,660	$8,300
Change in fair value	793	42	210
Balance as of July 31, 2020	$24,998	$1,702	$8,510

Classified as current as of April 30, 2020	$624	$—	$—
Classified as long-term as of April 30, 2020	23,581	1,660	8,300

Classified as current as of July 31, 2020	$650	$—	$—
Classified as long-term as of July 31, 2020	24,348	1,702	8,510

Total expense related to these instruments was $1.0 million and $0.7 million during the three months ended July 31, 2020 and 2019, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock Appreciation Rights

Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over five years, upon a triggering event. As of July 31, 2020, all stock appreciation rights were vested.

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

11. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the estimated carrying amount and fair value of the Company’s liabilities measured at fair value on a recurring basis as of July 31, 2020 and April 30, 2020:

	July 31,	April 30,
	2020	2020

	(in thousands)
Interest rate swaps (Level 2)	$30,948	$32,218
Stock appreciation rights (Level 3)	24,998	24,205
Deferred compensation (Level 3)	1,702	1,660
Noncontrolling interest holders (Level 3)	8,510	8,300

Derivative instruments. The Company has interest rate swap agreements with a notional amount of $500.0 million that convert the variable interest rate on its Term Loan Facility to a fixed 1-month LIBOR interest rate of 2.46%. The contracts were effective on February 28, 2019 and terminate on February 28, 2023. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company believes there have been no material changes in the creditworthiness of the counterparty to this interest rate swap and believes the risk of nonperformance by such party is minimal. The Company designated the interest rate swaps as a cash flow hedges. The derivative instruments are classified in other liabilities in the Condensed Consolidated Balance Sheets as of July 31, 2020 and April 30, 2020.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. There were no material long-lived asset impairments during the three months ended July 31, 2020 or 2019.

12. Transactions With Related Parties

The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. During the three months ended July 31, 2020 and 2019, certain former executive officers and stockholders and certain directors and stockholders of the Company were stockholders of SWP, which was spun-off from Gypsum Management and Supply, Inc. on August 31, 2012. The Company purchased inventory from SWP for distribution in the amount of $3.5 million and $3.6 million during the three months ended July 31, 2020 and 2019, respectively. Amounts due to SWP for purchases of inventory for distribution were $1.5 million and $1.2 million as of July 31, 2020 and April 30, 2020, respectively, and are included in accounts payable in the Condensed Consolidated Balance Sheets.

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

14. Segments

General

The Company has eight operating segments based on geographic operations that it aggregates into one reportable segment. The Company defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in order to assess performance and allocate resources. The Company’s CODM is its Chief Executive Officer. The Company determined it has eight operating segments based on the Company’s eight geographic divisions, which are Central, Midwest, Northeast, Southern, Southeast, Southwest, Western and Canada. During the three months ended July 31, 2020, the Company divided its Southern operating segment into two operating segments, Southern and Southwest, which resulted in an increase (from seven to eight) in the number of operating segments. The Company performed a goodwill impairment test immediately before and after the change in operating segments, which

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

indicated the fair values of the Company’s reporting units exceeded their carrying values. The Company aggregates its operating segments into a single reportable segment based on similarities between the operating segments’ economic characteristics, nature of products sold, production process, type of customer and methods of distribution. The accounting policies of the operating segments are the same as those described in the summary of significant policies. In addition to the Company’s reportable segment, the Company’s consolidated results include both corporate activities and certain other activities. Corporate includes the Company’s corporate office building and support services provided to its subsidiaries. Other includes Tool Source Warehouse, Inc., which functions primarily as an internal distributor of tools.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Non-GAAP Financial Measures” for a further discussion of this non-GAAP measure, including a reconciliation thereof to net income, the most directly comparable GAAP measure.

The following tables present segment results for the three months ended July 31, 2020 and 2019:

	Three Months Ended July 31, 2020
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA

	(in thousands)
Geographic divisions	$794,472	$257,838	$26,782	$82,503
Other	8,101	2,620	91	551
Corporate	—	—	224	—
	$802,573	$260,458	$27,097	$83,054

	Three Months Ended July 31, 2019
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA

	(in thousands)
Geographic divisions	$840,157	$271,354	$28,934	$83,082
Other	7,019	2,300	52	506
Corporate	—	—	289	—
	$847,176	$273,654	$29,275	$83,588

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a reconciliation of Adjusted EBITDA to net income for the three months ended July 31, 2020 and 2019:

	Three Months Ended
	July 31,
	2020	2019

	(in thousands)
Net income	$27,219	$24,820
Interest expense	14,081	18,277
Interest income	(37)	(12)
Provision for income taxes	9,604	7,590
Depreciation expense	12,827	12,422
Amortization expense	14,270	16,853
Stock appreciation expense(a)	792	60
Redeemable noncontrolling interests(b)	252	662
Equity-based compensation(c)	1,605	1,395
Severance and other permitted costs(d)	1,947	554
Transaction costs (acquisitions and other)(e)	100	972
Loss (gain) on disposal and impairment of assets(f)	394	(156)
Effects of fair value adjustments to inventory(g)	—	151
Adjusted EBITDA	$83,054	$83,588
(a)	Represents non-cash expense related to stock appreciation rights agreements.
(b)	Represents non-cash compensation expense related to changes in the fair values of noncontrolling interests.
(c)	Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in the calculation of Adjusted EBITDA under the ABL Facility and the Term Loan Facility, including certain unusual, nonrecurring costs due to COVID-19.
(e)	Represents costs related to acquisitions paid to third parties.
(f)	Includes impairment of assets resulting from restructuring plans to close certain facilities and gains from the sale of assets.
(g)	Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Revenues by Product

The following table presents the Company’s net sales to external customers by main product lines for the three months ended July 31, 2020 and 2019:

	Three Months Ended
	July 31,
	2020	2019

	(in thousands)
Wallboard	$327,997	$341,595
Ceilings	113,702	129,110
Steel framing	110,487	131,829
Other products	250,387	244,642
Total net sales	$802,573	$847,176

Geographic Information

The following table presents the Company’s net sales by major geographic area for the three months ended July 31, 2020 and 2019:

	Three Months Ended
	July 31,
	2020	2019

	(in thousands)
United States	$679,321	$731,343
Canada	123,252	115,833
Total net sales	$802,573	$847,176

The average exchange rates for translating net sales in Canada from Canadian dollars to U.S. dollars were 0.7308 and 0.7518 for the three months ended July 31, 2020 and 2019, respectively.

The following table presents the Company’s property and equipment, net, by major geographic area as of July 31, 2020 and April 30, 2020:

	July 31,	April 30,
	2020	2020

	(in thousands)
United States	$265,351	$270,855
Canada	34,310	34,612
Total property and equipment, net	$299,661	$305,467

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

15. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock for the three months ended July 31, 2020 and 2019:

	Three Months Ended
	July 31,
	2020	2019

	(in thousands, except per share data)
Net income	$27,219	$24,820
Less: Net income allocated to participating securities	—	319
Net income attributable to common stockholders	$27,219	$24,501
Basic earnings per common share:
Basic weighted average common shares outstanding	42,624	41,001
Basic earnings per common share	$0.64	$0.60
Diluted earnings per common share:
Basic weighted average common shares outstanding	42,624	41,001
Add: Common Stock Equivalents	393	614
Diluted weighted average common shares outstanding	43,017	41,615
Diluted earnings per common share	$0.63	$0.59

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended April 30, 2020.

Overview

Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”) is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary specialty building products. We purchase products from many manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of approximately 260 distribution centers across the United States and Canada.

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

COVID-19 Update

We continue to monitor the COVID-19 pandemic and its impact on macroeconomic and local economic conditions. We have implemented a number of procedures and processes to protect the health and safety of our employees, customers, partners and suppliers. Such measures include the suspension of non-essential travel, routine cleaning throughout the day at all locations, adherence to social distancing protocols, restricting or modifying access to facilities including limiting walk-in traffic in showrooms, encouraging employees to work remotely when possible and mandating the use of appropriate personal protective equipment. We expect to continue to implement these measures throughout the COVID-19 pandemic, and we may take further actions as government authorities require or recommend or as we determine certain procedures to be in the best interests of our employees, customers, partners and suppliers.

During the first quarter of fiscal 2021, we continued to see reductions in sales as a result of COVID-19 that began in the fourth quarter of fiscal 2020. Net sales for the first quarter of fiscal 2021 declined compared to the comparable period in the prior year as a result of the suspension of construction activity related to mandated shutdowns and as customers focused on responding to COVID-19 and cancelled, delayed or temporarily paused building projects. During the first quarter of fiscal 2021, we also incurred $1.2 million of incremental costs related to the COVID-19 pandemic. However, we were able to respond quickly to reduce variable costs and have maintained our profitability, including gross margin and Adjusted EBITDA margin. We also repaid $43.7 million of the $87.2 million that we proactively borrowed under our revolving credit facilities in March 2020. We will continue to evaluate further ways to manage costs in line with reduced net sales levels as the impact of COVID-19 develops for the remainder of our fiscal 2021.

While we are currently able to operate in all of our locations, the resurgence of the COVID-19 pandemic in key areas of our operations may require us to implement further restrictions. We will continue to actively monitor the COVID-19 pandemic and may take further actions that alter our business operations if required by federal, state, provincial or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 for more information regarding the impact of COVID-19 and our response.

Results of Operations

The following table summarizes key components of our results of operations for the three months ended July 31, 2020 and 2019:

	Three Months Ended
	July 31,
	2020	2019

	(dollars in thousands)
Statement of operations data:
Net sales	$802,573	$847,176
Cost of sales (exclusive of depreciation and amortization shown separately below)	542,115	573,522
Gross profit	260,458	273,654
Operating expenses:
Selling, general and administrative expenses	183,112	194,631
Depreciation and amortization	27,097	29,275
Total operating expenses	210,209	223,906
Operating income	50,249	49,748
Other (expense) income:
Interest expense	(14,081)	(18,277)
Other income, net	655	939
Total other expense, net	(13,426)	(17,338)
Income before taxes	36,823	32,410
Provision for income taxes	9,604	7,590
Net income	$27,219	$24,820
Non-GAAP measures:
Adjusted EBITDA(1)	$83,054	$83,588
Adjusted EBITDA margin(1)(2)	10.3%	9.9%
(1)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.
(2)	Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Net Sales

The following is a summary of our net sales by product group for the three months ended July 31, 2020 and 2019:

	Three Months Ended
	July 31,	% of	July 31,	% of
	2020	Total	2019	Total

	(dollars in thousands)
Wallboard	$327,997	40.9%	$341,595	40.3%
Ceilings	113,702	14.2%	129,110	15.2%
Steel framing	110,487	13.8%	131,829	15.6%
Other products	250,387	31.2%	244,642	28.9%
Total net sales	$802,573		$847,176

Net sales of $802.6 million decreased $44.6 million, or 5.3%, during the three months ended July 31, 2020 compared to the three months ended July 31, 2019 primarily due to the negative impacts of the COVID-19 pandemic. The decrease in net sales was due to the following:

●	Wallboard sales, which are impacted by both commercial and residential construction activity, decreased $13.6 million, or 4.0%, compared to the three months ended July 31, 2019. The decrease in wallboard sales was primarily due to a decline in both price and mix and, to a lesser extent, lower volumes.
●	Ceilings sales decreased $15.4 million, or 11.9%, compared to the three months ended July 31, 2019. The decrease in ceilings sales was primarily due to lower volumes and product mix, partially offset by higher pricing.
●	Steel framing sales decreased $21.3 million, or 16.2%, compared to the three months July 31, 2019. The decrease in steel framing sales was primarily due to a decline in volumes and pricing, partially offset by higher product mix.
●	Other products sales, which include insulation, joint treatment, tools, lumber and various other specialty building products, increased $5.7 million, or 2.3%, compared to the three months ended July 31, 2019. The increase was primarily due to positive contributions from acquisitions and execution of growth initiatives.

Organic net sales decreased $47.9 million, or 5.7%, during the three months ended July 31, 2020 compared to the prior year period. The decrease was primarily driven by the negative impacts of the COVID-19 pandemic, partially offset by growth in other products sales and strength in the Canadian housing market. The decrease was more pronounced in ceilings and steel framing, as these product categories are tied primarily to commercial construction which remained relatively more impacted by the COVID-19 pandemic than the residential market.

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended July 31, 2020:

Three Months
Ended
July 31, 2020
(in thousands)
Net sales	$802,573
Recently acquired net sales (1)	(6,877)
Impact of foreign currency (2)	3,536
Base business net sales (3)	$799,232
(1)	Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended July 31, 2020, this includes net sales of J.P. Hart Lumber Company, which was acquired on June

3, 2019, Rigney Building Supplies Ltd., which was acquired on November 1, 2019 and Trowel Trades Supply, Inc., which was acquired on February 1, 2020.
(2)	Represents the impact of foreign currency translation on net sales.
(3)	Represents net sales of existing branches and branches that were opened by us during the period presented.

When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

Gross Profit and Gross Margin

Gross profit of $260.5 million for the three months ended July 31, 2020 decreased $13.2 million, or 4.8%, compared to the three months ended July 31, 2019 primarily due to a decrease in sales volume due to the impact of the COVID-19 pandemic. Gross margin on net sales increased to 32.5% for the three months ended July 31, 2020 compared to 32.3% for the three months ended July 31, 2019 primarily due to product mix and purchasing initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses of $183.1 million for the three months ended July 31, 2020 decreased $11.5 million, or 5.9%, compared to the three months ended July 31, 2019. Selling, general and administrative expenses was 22.8% of our net sales during the three months ended July 31, 2020 compared to 23.0% of our net sales during the three months ended July 31, 2019. The decrease was primarily driven by proactive actions taken to reduce costs in response to the COVID-19 pandemic, partially offset by incremental costs as a result of COVID-19 and year-over-year declines in the selling prices of certain of our products.

Depreciation and Amortization Expense

Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses and purchases of assets from other companies. Depreciation and amortization expense was $27.1 million for the three months ended July 31, 2020 compared to $29.3 million for the three months ended July 31, 2019. The decrease was due to a $2.6 million decrease in amortization of definite-lived intangible assets, partially offset by a $0.4 million increase in depreciation expense. The decrease in amortization expense was primarily due to use of the accelerated method of amortization for acquired customer relationships. The increase in depreciation expense was primarily due to capital expenditures and acquisitions over the past year.

Interest Expense

Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. Interest expense was $14.1 million during the three months ended July 31, 2020 compared to $18.3 million for the three months ended July 31, 2019. The decrease was primarily due to an decrease in the outstanding amount of debt and a decrease in interest rates.

Income Taxes

We recognized income tax expense of $9.6 million during the three months ended July 31, 2020 compared to $7.6 million during the three months ended July 31, 2019. Our effective tax rate was 26.1% and 23.4% for the three months ended July 31, 2020 and 2019, respectively. The change in the effective income tax rate from the three months ended July 31, 2019 to the three months ended July 31, 2020 was primarily due to the impact of state taxes, foreign taxes and a change in the valuation allowance.

Net Income

Net income was $27.2 million during the three months ended July 31, 2020 compared to $24.8 million for the three months ended July 31, 2019. The increase in net income was primarily due to an increase in operating income and a decrease in interest expense, partially offset by an increase in income taxes.

Adjusted EBITDA

Adjusted EBITDA of $83.1 million for the three months ended July 31, 2020 decreased $0.5 million, or 0.6%, from our Adjusted EBITDA of $83.6 million for the three months ended July 31, 2019. The decrease in Adjusted EBITDA was primarily due to the negative impacts of the COVID-19 pandemic, partially offset by operating expense containment measures and strength in the Canadian housing market. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” below for how we define and calculate Adjusted EBITDA, reconciliations to net income and a description of why we believe these measures are useful.

Liquidity and Capital Resources

Summary

We depend on cash flow from operations, cash on hand and funds available under our asset based revolving credit facility (the “ABL Facility”) to finance working capital needs, capital expenditures and acquisitions. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our growth strategies, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months. We have taken several measures to preserve liquidity in response to the COVID-19 pandemic. We currently believe that these measures and any others we may determine to take in the future to preserve our cash flows from operations, combined with our current financial resources, will allow us to manage the anticipated impact of the COVID-19 pandemic on our business operations.

As of July 31, 2020, we had available borrowing capacity of approximately $353.9 million under our $445.0 million ABL Facility. The ABL Facility will mature on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender.

As of July 31, 2020, we had available borrowing capacity of approximately $18.6 million under our Canadian revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $22.4 million ($30.0 million Canadian dollars). The Canadian Facility matures on June 28, 2022.

For more information regarding our ABL Facility and other indebtedness, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

We have a common stock repurchase program authorized by our Board of Directors to repurchase up to $75.0 million of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. The timing and amount of any purchases of our common stock will be subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. We did not repurchase any shares of our common stock during the three months ended July 31, 2020. As of July 31, 2020, we had $58.5 million of remaining authorization under our repurchase program.

We regularly evaluate opportunities to optimize our capital structure, including through consideration of the issuance or incurrence of additional debt, to refinance existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives, acquisitions and our stock repurchase program.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended
	July 31,
	2020	2019

	(in thousands)
Cash used in operating activities	$(15,711)	$(12,440)
Cash used in investing activities	(4,613)	(16,292)
Cash (used in) provided by financing activities	(51,819)	5,345
Effect of exchange rates on cash and cash equivalents	943	172
Decrease in cash and cash equivalents	$(71,200)	$(23,215)

Operating Activities

The increase in cash used in operating activities during the three months ended July 31, 2020 compared to the prior year period was primarily due to a $3.5 million decrease in net income after adjustments for non-cash items, partially offset by $0.2 million increase in cash resulting from changes to our net working capital.

Investing Activities

The decrease in cash used in investing activities during the three months ended July 31, 2020 compared to the prior year period was primarily due to a $10.4 million decrease in cash used for acquisitions and a $1.1 million decrease in capital expenditures.

Capital expenditures during the three months ended July 31, 2020 primarily consisted of building and leasehold improvements, vehicles and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods.

Financing Activities

The change in cash (used in) provided by financing activities during the three months ended July 31, 2020 compared to the prior year period was primarily due to an increase in net repayments on our revolving credit facilities and an increase in principal payments on finance leases in the current year period compared to the prior year period. During the three months ended July 31, 2020, we repaid $43.7 million of the $87.2 million we proactively borrowed under our revolving credit facilities in March 2020.

Debt Covenants

Our senior secured first lien term loan facility (the “Term Loan Facility”) contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. We were in compliance with all covenants contained in the Term Loan Facility as of July 31, 2020.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of July 31, 2020.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, other than those made in the ordinary course of business.

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

The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin for the three months ended July 31, 2020 and 2019:

	Three Months Ended
	July 31,
	2020	2019

	(in thousands)
Net income	$27,219	$24,820
Interest expense	14,081	18,277
Interest income	(37)	(12)
Provision for income taxes	9,604	7,590
Depreciation expense	12,827	12,422
Amortization expense	14,270	16,853
Stock appreciation expense(a)	792	60
Redeemable noncontrolling interests(b)	252	662
Equity-based compensation(c)	1,605	1,395
Severance and other permitted costs(d)	1,947	554
Transaction costs (acquisitions and other)(e)	100	972
Loss (gain) on disposal and impairment of assets(f)	394	(156)
Effects of fair value adjustments to inventory(g)	—	151
Adjusted EBITDA	$83,054	$83,588

Net sales	$802,573	$847,176
Adjusted EBITDA Margin	10.3%	9.9%
(a)	Represents non-cash expense related to stock appreciation rights agreements.
(b)	Represents non-cash compensation expense related to changes in the fair values of noncontrolling interests.
(c)	Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in the calculation of Adjusted EBITDA under the ABL Facility and the Term Loan Facility, including certain unusual, nonrecurring costs due to COVID-19.
(e)	Represents costs related to acquisitions paid to third parties.
(f)	Includes impairment of assets resulting from restructuring plans to close certain facilities and gains from the sale of assets.
(g)	Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal yearApril 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of July 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of July 31, 2020, approximately 1,009 asbestos-related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 969 have been dismissed without any payment by us, 30 are pending and only 10 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

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

GMS INC.

Date: September 3, 2020	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)