Form 10-Q
period 2020-10-31
GMS Inc.
filed 2020-12-03
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

There were 42,681,068 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 30, 2020.

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

PART I – Financial Information

Item 1. Financial Statements

GMS Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	October 31,	April 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$118,168	$210,909
Trade accounts and notes receivable, net of allowances of $5,273 and $5,141, respectively	434,836	405,254
Inventories, net	302,357	299,815
Prepaid expenses and other current assets	19,042	14,972
Total current assets	874,403	930,950
Property and equipment, net of accumulated depreciation of $174,832 and $158,554, respectively	300,144	305,467
Operating lease right-of-use assets	114,198	115,257
Goodwill	557,486	553,073
Intangible assets, net	339,918	361,884
Deferred income taxes	12,651	8,904
Other assets	12,074	13,247
Total assets	$2,210,874	$2,288,782
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$163,927	$213,230
Accrued compensation and employee benefits	43,843	67,590
Other accrued expenses and current liabilities	88,170	63,812
Current portion of long-term debt	49,302	50,201
Current portion of operating lease liabilities	31,694	33,040
Total current liabilities	376,936	427,873
Non-current liabilities:
Long-term debt, less current portion	946,721	1,047,279
Long-term operating lease liabilities	88,122	89,605
Deferred income taxes, net	7,837	12,018
Other liabilities	73,361	78,026
Total liabilities	1,492,977	1,654,801
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 42,690 and 42,554 shares issued and outstanding as of October 31, 2020 and April 30, 2020, respectively	427	426
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of October 31, 2020 and April 30, 2020	—	—
Additional paid-in capital	534,646	529,662
Retained earnings	224,663	168,975
Accumulated other comprehensive loss	(41,839)	(65,082)
Total stockholders' equity	717,897	633,981
Total liabilities and stockholders' equity	$2,210,874	$2,288,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Net sales	$812,856	$861,929	$1,615,429	$1,709,105
Cost of sales (exclusive of depreciation and amortization shown separately below)	547,785	577,436	1,089,900	1,150,958
Gross profit	265,071	284,493	525,529	558,147
Operating expenses:
Selling, general and administrative	188,352	200,457	371,464	395,088
Depreciation and amortization	27,245	29,518	54,342	58,793
Total operating expenses	215,597	229,975	425,806	453,881
Operating income	49,474	54,518	99,723	104,266
Other (expense) income:
Interest expense	(13,525)	(17,559)	(27,606)	(35,836)
Write-off of debt discount and deferred financing fees	—	(707)	—	(707)
Other income, net	797	813	1,452	1,752
Total other expense, net	(12,728)	(17,453)	(26,154)	(34,791)
Income before taxes	36,746	37,065	73,569	69,475
Provision for income taxes	8,277	7,927	17,881	15,517
Net income	$28,469	$29,138	$55,688	$53,958
Weighted average common shares outstanding:
Basic	42,723	41,761	42,674	41,382
Diluted	43,174	42,635	43,096	42,126
Net income per common share(1):
Basic	$0.67	$0.70	$1.30	$1.30
Diluted	$0.66	$0.68	$1.29	$1.27
Comprehensive income
Net income	$28,469	$29,138	$55,688	$53,958
Foreign currency translation income (loss)	3,159	(409)	19,440	11,451
Changes in other comprehensive income (loss), net of tax	2,844	(3,602)	3,803	(9,667)
Comprehensive income	$34,472	$25,127	$78,931	$55,742
(1)	See Note 15 for detailed calculations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

						Accumulated
				Additional		Other	Total
	Common Stock		Exchangeable	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Loss	Equity
Balances as of April 30, 2020	42,554	$426	$—	$529,662	$168,975	$(65,082)	$633,981
Net income	—	—	—	—	27,219	—	27,219
Foreign currency translation adjustments	—	—	—	—	—	16,281	16,281
Change in other comprehensive income (loss), net of tax	—	—	—	—	—	959	959
Equity-based compensation	—	—	—	1,575	—	—	1,575
Exercise of stock options	54	—	—	691	—	—	691
Vesting of restricted stock units	7	—	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	—	(105)	—	—	(105)
Issuance of common stock pursuant to employee stock purchase plan	58	1	—	1,269	—	—	1,270
Balances as of July 31, 2020	42,673	427	—	533,092	196,194	(47,842)	681,871
Net income	—	—	—	—	28,469	—	28,469
Foreign currency translation adjustments	—	—	—	—	—	3,159	3,159
Change in other comprehensive income (loss), net of tax	—	—	—	—	—	2,844	2,844
Repurchase and retirement of common stock	(50)	(1)	—	(1,221)	—	—	(1,222)
Equity-based compensation	—	—	—	3,253	—	—	3,253
Exercise of stock options	5	—	—	172	—	—	172
Vesting of restricted stock units	62	1	—	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	—	(649)	—	—	(649)
Balances as of October 31, 2020	42,690	$427	$—	$534,646	$224,663	$(41,839)	$717,897

						Accumulated
				Additional		Other	Total
	Common Stock		Exchangeable	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Loss	Equity
Balances as of April 30, 2019	40,375	$404	$29,639	$480,113	$145,594	$(26,574)	$629,176
Net income	—	—	—	—	24,820	—	24,820
Exercise of Exchangeable Shares	1,129	11	(29,639)	29,628	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	11,860	11,860
Change in other comprehensive income (loss), net of tax	—	—	—	—	—	(6,065)	(6,065)
Equity-based compensation	—	—	—	1,349	—	—	1,349
Exercise of stock options	9	—	—	133	—	—	133
Issuance of common stock pursuant to employee stock purchase plan	76	1	—	1,021	—	—	1,022
Balances as of July 31, 2019	41,589	416	—	512,244	170,414	(20,779)	662,295
Net income	—	—	—	—	29,138	—	29,138
Foreign currency translation adjustments	—	—	—	—	—	(409)	(409)
Change in other comprehensive income (loss), net of tax	—	—	—	—	—	(3,602)	(3,602)
Equity-based compensation	—	—	—	2,271	—	—	2,271
Exercise of stock options	525	5	—	6,623	—	—	6,628
Vesting of restricted stock units	55	1	—	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	—	(282)	—	—	(282)
Balances as of October 31, 2019	42,169	$422	$—	$520,855	$199,552	$(24,790)	$696,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	October 31,
	2020	2019
Cash flows from operating activities:
Net income	$55,688	$53,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,342	58,793
Write-off and amortization of debt discount and debt issuance costs	1,505	2,368
Equity-based compensation	6,370	5,591
Loss (gain) on disposal and impairment of assets	875	(742)
Deferred income taxes	(9,296)	(2,380)
Other items, net	(1,057)	1,101
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(26,137)	(29,932)
Inventories	(950)	1,800
Prepaid expenses and other assets	(4,776)	1,573
Accounts payable	(50,867)	(5,486)
Accrued compensation and employee benefits	(23,889)	(12,974)
Other accrued expenses and liabilities	22,240	(3,743)
Cash provided by operating activities	24,048	69,927
Cash flows from investing activities:
Purchases of property and equipment	(11,845)	(14,637)
Proceeds from sale of assets	720	1,056
Acquisition of businesses, net of cash acquired	(51)	(10,633)
Cash used in investing activities	(11,176)	(24,214)
Cash flows from financing activities:
Repayments on revolving credit facilities	(102,189)	(558,906)
Borrowings from revolving credit facilities	14,750	562,698
Payments of principal on long-term debt	(4,984)	(54,984)
Payments of principal on finance lease obligations	(14,629)	(12,310)
Repurchases of common stock	(1,222)	—
Debt issuance costs	—	(1,286)
Proceeds from exercises of stock options	863	6,761
Payments for taxes related to net share settlement of equity awards	(754)	—
Other financing activities	1,270	1,022
Cash used in financing activities	(106,895)	(57,005)
Effect of exchange rates on cash and cash equivalents	1,282	223
Decrease in cash and cash equivalents	(92,741)	(11,069)
Cash and cash equivalents, beginning of period	210,909	47,338
Cash and cash equivalents, end of period	$118,168	$36,269
Supplemental cash flow disclosures:
Cash paid for income taxes	$20,224	$25,642
Cash paid for interest	25,726	33,654

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

As of October 31, 2020 and April 30, 2020, the aggregate liabilities for medical self-insurance were $4.2 million and $3.8 million, respectively, and are included in other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheets. As of October 31, 2020 and April 30, 2020, reserves for general liability, automobile and workers’ compensation totaled approximately $20.1 million and $19.4 million, respectively, and are included in other accrued expenses and current liabilities and other liabilities in the Condensed Consolidated Balance Sheets. As of October 31, 2020 and April 30, 2020, expected recoveries for medical self-insurance, general liability, automobile and workers’ compensation totaled approximately $8.0 million and $6.0 million, respectively, and are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheets.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

Credit Losses –  In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on credit losses on financial instruments. This guidance introduces a revised approach to the recognition and measurement of credit losses of certain financial instruments, including trade and other receivables, emphasizing an updated model based on expected losses rather than incurred losses. The Company adopted this guidance on May 1,

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2020 with no material impact to its financial statements. See Note 3, “Accounts Receivable,” for additional information with respect to the Company’s allowance for expected credit losses.

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

2. Revenue

Revenue Recognition

Revenue is recognized upon transfer of control of promised goods to customers at an amount that reflects the consideration the Company expects to receive in exchange for those goods. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company includes shipping and handling costs billed to customers in net sales. These costs are recognized as a component of selling, general and administrative expenses.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Contract Balances

Receivables from contracts with customers, net of allowances, were $418.3 million and $393.6 million as of October 31, 2020 and April 30, 2020, respectively. The Company did not have material amounts of contract assets or liabilities as of October 31, 2020 or April 30, 2020.

3. Accounts Receivable

The Company’s trade accounts and notes receivable consisted of the following:

	October 31,	April 30,
	2020	2020

	(in thousands)
Trade receivables	$423,603	$398,739
Other receivables	16,506	11,656
Allowance for expected credit losses	(2,490)	(2,861)
Other allowances	(2,783)	(2,280)
Trade accounts and notes receivable	$434,836	$405,254

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

The following table presents the change in the allowance for expected credit losses during the six months ended October 31, 2020:

(in thousands)
Balance as of April 30, 2020	$2,861
Provision	(40)
Recoveries	(250)
Write-offs	(81)
Balance as of October 31, 2020	$2,490

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Goodwill and Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill during the six months ended October 31, 2020:

Carrying
Amount
(in thousands)
Balance as of April 30, 2020
Goodwill	$616,147
Accumulated impairment loss	(63,074)
553,073

Working capital settlements	(159)
Translation adjustment	4,572

Balance as of October 31, 2020
Goodwill	620,560
Accumulated impairment loss	(63,074)
$557,486

Intangible Assets

The following tables present the components of the Company’s definite-lived intangible assets:

	Estimated	Weighted	October 31, 2020
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value

	(dollars in thousands)
Customer relationships	5 - 16	12.8	$526,916	$298,246	$228,670
Definite-lived tradenames	5 - 20	16.3	56,907	12,448	44,459
Vendor agreements	8 - 10	8.3	6,644	4,970	1,674
Developed technology	5	4.9	5,253	2,582	2,671
Other	3 - 5	3.3	4,272	3,195	1,077
Totals			$599,992	$321,441	$278,551

	Estimated	Weighted	April 30, 2020
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value

	(dollars in thousands)
Customer relationships	5 - 16	12.8	$516,928	$270,029	$246,899
Definite-lived tradenames	5 - 20	16.3	55,654	10,474	45,180
Vendor agreements	8 - 10	8.3	6,644	4,567	2,077
Developed technology	5	4.9	5,036	1,963	3,073
Other	1 - 15	5.3	7,836	4,548	3,288
Totals			$592,098	$291,581	$300,517

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flows generated by such assets, and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

benefits will be consumed or otherwise used up cannot be reliably determined. Amortization expense related to definite-lived intangible assets was $14.5 million and $16.9 million for the three months ended October 31, 2020 and 2019, respectively, and $28.8 million and $33.8 million for the six months ended October 31, 2020 and 2019, respectively. Amortization expense is recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2021 (remaining six months)	$26,862
2022	46,613
2023	38,834
2024	31,731
2025	26,223
Thereafter	108,288
Total	$278,551

The Company’s indefinite-lived intangible assets consist of tradenames that had a carrying amount of $61.4 million as of October 31, 2020 and April 30, 2020.

5. Long-Term Debt

The Company’s long-term debt consisted of the following:

	October 31,	April 30,
	2020	2020

	(in thousands)
Term Loan Facility	$871,919	$876,903
Unamortized discount and deferred financing costs on Term Loan Facility	(9,540)	(10,602)
ABL Facility	—	80,000
Finance lease obligations	122,058	128,767
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2024	12,506	16,316
Unamortized discount on installment notes	(920)	(1,098)
Canadian Facility	—	7,194
Carrying value of debt	996,023	1,097,480
Less current portion	49,302	50,201
Long-term debt	$946,721	$1,047,279

Term Loan Facility

The Company has a senior secured first lien term loan facility (the “Term Loan Facility”) with aggregate principal amount of $871.9 million outstanding as of October 31, 2020. The Company is required to make scheduled quarterly payments of $2.5 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, with the balance due in June 2025. The Term Loan Facility bears interest at a floating rate based on LIBOR plus 2.75%, with a 0% floor. As of October 31, 2020, the applicable rate of interest was 2.90%.

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

At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based on LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee.

As of October 31, 2020, the Company had available borrowing capacity of approximately $392.9 million under the ABL Facility. The ABL Facility matures on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the Term Loan Facility.

Covenants under the Term Loan Facility and ABL Facility

The Term Loan Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all restrictive covenants as of October 31, 2020.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of October 31, 2020.

Canadian Revolving Credit Facility

Through its WSB Titan (“Titan”) subsidiary, the Company has a revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $22.5 million ($30.0 million Canadian dollars). The Canadian Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of October 31, 2020, the Company had available borrowing capacity of approximately $22.5 million under the Canadian Facility. The Canadian Facility matures on June 28, 2022.

Debt Maturities

As of October 31, 2020, the maturities of long-term debt were as follows

	Term Loan	Finance	Installment
	Facility	Leases	Notes	Total

Year ending April 30,	(in thousands)
2021 (remaining six months)	$4,984	$17,878	$964	$23,826
2022	9,968	34,324	4,458	48,750
2023	9,968	29,049	4,424	43,441
2024	9,968	22,039	1,800	33,807
2025	9,968	12,110	860	22,938
Thereafter	827,063	6,658	—	833,721
	$871,919	$122,058	$12,506	$1,006,483

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Leases

The Company leases office and warehouse facilities, distribution equipment and its fleet of vehicles. The Company’s leases have lease terms ranging from one to eleven years. The Company’s facility leases generally contain renewal options for periods ranging from one to five years. The exercise of lease renewal options is typically at the Company’s sole discretion. The Company does not recognize right-of-use (“ROU”) assets or lease liabilities for renewal options unless it is determined that the Company is reasonably certain of exercising renewal options at lease inception. Certain of the Company’s equipment leases include options to purchase the leased property and residual value guarantees. Any residual value payment deemed probable is included in the Company’s lease liability. The Company’s lease agreements do not contain any material restrictive covenants.

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

Lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of future payments. The Company determines its incremental borrowing rate based on the applicable lease terms and the current economic environment. Lease ROU assets also include any lease payments made in advance and excludes lease incentives and initial direct costs incurred. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvements funding or other lease concessions. Lease expense is recognized on a straight-line basis based on the fixed component over the lease term. Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs for leased facilities and vehicles and equipment, which are expensed as incurred.

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$5,960	$6,054	$12,099	$12,113
Interest on lease liabilities	2,863	3,367	5,925	6,789
Operating lease cost	10,630	10,289	21,329	20,709
Variable lease cost	3,157	3,414	6,132	6,613
Total lease cost	$22,610	$23,124	$45,485	$46,224

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	October 31,
	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$21,479	$20,377
Operating cash flows from finance leases	5,925	6,789
Financing cash flows from finance leases	14,629	12,310
Right-of-use assets obtained in exchange for lease obligations
Operating leases	17,216	12,810
Finance leases	12,342	22,812

Other information related to leases was as follows:

	October 31,	April 30,
	2020	2020

	(in thousands)
Finance leases included in property and equipment
Property and equipment	$170,868	$171,380
Accumulated depreciation	(47,342)	(41,737)
Property and equipment, net	$123,526	$129,643
Weighted-average remaining lease term (years)
Operating leases	5.0	4.9
Finance leases	3.5	3.6
Weighted-average discount rate
Operating leases	5.5%	5.5%
Finance leases	4.9%	5.0%

Future minimum lease payments under non-cancellable leases as of October 31, 2020 were as follows:

	Finance	Operating

Year Ending April 30,	(in thousands)
2021 (remaining six months)	$25,683	$19,870
2022	41,454	33,301
2023	32,727	26,613
2024	23,445	21,766
2025	12,541	15,068
Thereafter	6,746	21,474
Total lease payments	142,596	138,092
Less imputed interest	20,538	18,276
Total	$122,058	$119,816

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 24.3% and 22.3% for the six months ended October 31, 2020 and 2019, respectively. The difference in the effective income tax rate over the U.S. federal statutory rate of 21.0% for the six months ended October 31, 2020 was primarily due to the impact of state taxes and foreign taxes. The difference in the effective income tax rate over the U.S. federal statutory rate for the six months ended October 31, 2019 was primarily due to the impact of equity based compensation, as well as foreign tax rates and state taxes and other tax effects associated with the acquisition of Titan.

Valuation allowance. The Company had a valuation allowance of $10.6 million and $10.2 million against its deferred tax assets related to certain U.S. tax jurisdictions as of October 31, 2020 and April 30, 2020, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.

Uncertain tax positions. The Company had no uncertain tax positions as of October 31, 2020 or April 30, 2020.

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

Share Repurchase Program

The Company has a common stock repurchase program authorized by its Board of Directors to repurchase up to $75.0 million of outstanding common stock. The Company may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended. These repurchases are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion.

The Company repurchased approximately 50 thousand shares of its common stock for $1.2 million during the six months ended October 31, 2020. The Company did not repurchase any shares of its common stock during the six months ended October 31, 2019. As of October 31, 2020, the Company had $57.3 million remaining repurchase authorization.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss

The following table sets forth the changes to accumulated other comprehensive loss, net of tax, by component for the six months ended October 31, 2020:

			Accumulated
	Foreign	Derivative	Other
	Currency	Financial	Comprehensive
	Translation	Instruments	Loss

	(in thousands)
Balance as of April 30, 2020	$(40,577)	$(24,505)	$(65,082)
Other comprehensive income (loss) before reclassification	19,440	(530)	18,910
Reclassification to earnings from accumulated other comprehensive loss	—	4,333	4,333
Balance as of October 31, 2020	$(21,137)	$(20,702)	$(41,839)

Other comprehensive loss on derivative instruments for the six months ended October 31, 2020 is net of $0.2 million of tax and reclassification to earnings from accumulated other comprehensive loss is net of $1.4 million of tax.

9. Equity-Based Compensation

General

The Company measures compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognizes compensation expense, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the quoted price of GMS’ common stock on the date of grant. The Company estimates forfeitures based on historical analysis of actual forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually.

Equity-based compensation expense related to stock options and restricted stock units was $4.6 million and $3.4 million during the six months ended October 31, 2020 and 2019, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Stock Option Awards

The following table presents stock option activity for the six months ended October 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

	(shares and dollars in thousands)
Outstanding as of April 30, 2020	1,487	$18.85	6.4	$3,895
Options granted	321	23.43
Options exercised	(43)	14.55
Options forfeited	(48)	25.98
Outstanding as of October 31, 2020	1,717	$19.62	6.4	$6,958
Exercisable as of October 31, 2020	1,082	$17.45	4.8	$6,585
Vested and expected to vest as of October 31, 2020	1,709	$19.60	6.4	$6,957

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the six months ended October 31, 2020 and 2019 was $0.3 million and $8.6 million, respectively. As of October 31, 2020, there was $5.4 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years.

The fair value of stock options granted during the six months ended October 31, 2020 and 2019 estimated using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	October 31,
	2020	2019
Volatility	51.28%	49.94%
Expected life (years)	6.0	6.0
Risk-free interest rate	0.30%	1.97%
Dividend yield	—%	—%

The weighted average grant date fair value of options granted during the six months ended October 31, 2020 and 2019 was $11.13 per share and $10.55 per share, respectively. The expected volatility was based on historical and implied volatility. The expected life of stock options was based on previous history of exercises. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield was 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the trading day immediately preceding the date of the grant.

Restricted Stock Units

The following table presents restricted stock unit activity for the six months ended October 31, 2020:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value

	(shares in thousands)
Outstanding as of April 30, 2020	286	$22.71
Granted	212	23.43
Vested	(103)	22.43
Forfeited	(28)	23.91
Outstanding as of October 31, 2020	367	$23.12

As of October 31, 2020, there was $6.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During the six months ended October 31, 2020, 0.1 million shares of the Company’s common stock were purchased under the ESPP at a price of $22.13 per share. The Company recognized $0.3 million and $0.3

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

million of stock-based compensation expense during the six months ended October 31, 2020 and 2019, respectively, related to the ESPP.

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests for the six months ended October 31, 2020:

	Stock		Redeemable
	Appreciation	Deferred	Noncontrolling
	Rights	Compensation	Interests

	(in thousands)
Balance as of April 30, 2020	$24,205	$1,660	$8,300
Amounts redeemed	(181)	—	—
Change in fair value	1,106	73	365
Balance as of October 31, 2020	$25,130	$1,733	$8,665

Classified as current as of April 30, 2020	$624	$—	$—
Classified as long-term as of April 30, 2020	23,581	1,660	8,300

Classified as current as of October 31, 2020	$650	$—	$—
Classified as long-term as of October 31, 2020	24,480	1,733	8,665

Total expense related to these instruments was $1.5 million and $2.0 million during the six months ended October 31, 2020 and 2019, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets.

Stock Appreciation Rights

Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over five years, upon a triggering event. As of October 31, 2020, all stock appreciation rights were vested. Liabilities related to these agreements are classified as share-based liability awards and are measured at fair value.

Deferred Compensation

Subsidiaries’ stockholders have entered into other deferred compensation agreements that granted the stockholders a payment based on a percentage in excess of book value, adjusted for certain provisions, upon an occurrence as defined in the related agreements. These instruments are redeemed in cash or installment notes, generally paid in annual installments over the five years following termination of employment. Liabilities related to these agreements are classified as share-based liability awards and are measured at fair value.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

11. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the estimated carrying amount and fair value of the Company’s liabilities measured at fair value on a recurring basis:

	October 31,	April 30,
	2020	2020

	(in thousands)
Interest rate swaps (Level 2)	$27,180	$32,218
Stock appreciation rights (Level 3)	25,130	24,205
Deferred compensation (Level 3)	1,733	1,660
Noncontrolling interest holders (Level 3)	8,665	8,300

Derivative instruments. The Company has interest rate swap agreements with a notional amount of $500.0 million that convert the variable interest rate on its Term Loan Facility to a fixed interest rate of 2.46%. The contracts were effective on February 28, 2019 and terminate on February 28, 2023. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company designated the interest rate swaps as a cash flow hedges. The Company believes there have been no material changes in the creditworthiness of the counterparty to this interest rate swap and believes the risk of nonperformance by such party is minimal. As of October 31, 2020, $11.7 million of the interest rate swap liability was classified in other accrued expenses and current liabilities and $15.5 million was classified in other liabilities in the Condensed Consolidated Balance Sheet. The Company recognized losses, net of tax, of $2.2 million and $4.3 million in earnings during the three and six months ended October 31, 2020, respectively, related to its interest rate swaps. As of October 31, 2020, the Company expects that approximately $11.7 million of pre-tax net losses will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.

The fair value of derivative instruments is determined using Level 2 inputs. Generally, the Company obtains the Level 2 inputs from its counterparties. Substantially all of the inputs throughout the full term of the instruments can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The fair value of the Company’s interest rate swap was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities.

Stock appreciation rights, deferred compensation and redeemable noncontrolling interests. The fair values of stock appreciation rights, deferred compensation and redeemable noncontrolling interests are determined using Level 3 inputs. These inputs include a volatility rate, a discount rate, the expected time to redemption of the liabilities, historical values of the book equity of certain subsidiaries and market information for comparable entities. The use of these inputs to derive the fair value of the liabilities at a point in time can result in volatility to the financial statements. See Note 10, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests,” for a reconciliation of the beginning and ending balances.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to assets and liabilities

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

measured at fair value in connection with business combinations and long-lived asset impairments. The Company recorded a $1.0 million impairment of operating lease right-of-use assets during the six months ended October 31, 2020. There were no other material long-lived asset impairments during the six months ended October 31, 2020 or 2019.

12. Transactions With Related Parties

The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. During the six months ended October 31, 2020 and 2019, certain former executive officers and stockholders and certain directors and stockholders of the Company were stockholders of SWP. As of October 31, 2020, these executive officers and directors were no longer with the Company. The Company purchased inventory from SWP for distribution in the amount of $3.8 million and $3.7 million during the three months ended October 31, 2020 and 2019, respectively, and $7.3 million and $7.3 million during the six months ended October 31, 2020 and 2019, respectively. Amounts due to SWP for purchases of inventory for distribution was $1.2 million as of April 30, 2020 and is included in accounts payable in the Condensed Consolidated Balance Sheets.

13. Commitments and Contingencies

The Company is a defendant in various lawsuits and administrative actions associated with personal injuries, claims of former employees and other events arising in the normal course of business. As discussed in Note 1 “—Insurance Liabilities”, the Company records liabilities for these claims, and assets for amounts recoverable from the insurer, for claims covered by insurance.

14. Segments

General

The Company has eight operating segments based on geographic operations that it aggregates into one reportable segment. The Company defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in order to assess performance and allocate resources. The Company’s CODM is its Chief Executive Officer. The Company determined it has eight operating segments based on the Company’s eight geographic divisions, which are Central, Midwest, Northeast, Southern, Southeast, Southwest, Western and Canada. During the six months ended October 31, 2020, the Company divided its Southern operating segment into two operating segments, Southern and Southwest, which resulted in an increase (from seven to eight) in the number of operating segments. The Company performed a goodwill impairment test immediately before and after the change in operating segments, which indicated the fair values of the Company’s reporting units exceeded their carrying values. The Company aggregates its operating segments into a single reportable segment based on similarities between the operating segments’ economic characteristics, nature of products sold, production process, type of customer and methods of distribution. The accounting policies of the operating segments are the same as those described in the summary of significant policies. In addition to the Company’s reportable segment, the Company’s consolidated results include both corporate activities and certain other activities. Corporate includes the Company’s corporate office building and support services provided to its subsidiaries. Other includes Tool Source Warehouse, Inc., which functions primarily as an internal distributor of tools.

Segment Results

The CODM assesses the Company’s performance based on the periodic review of net sales, Adjusted EBITDA and certain other measures for each of the operating segments. Adjusted EBITDA is not a recognized financial measure under GAAP. However, we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA is helpful in highlighting trends in our operating results, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. See “Management’s Discussion and Analysis of

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Financial Condition and Results of Operations -- Non-GAAP Financial Measures” for a further discussion of this non-GAAP measure.

The following tables present segment results:

	Three Months Ended October 31, 2020
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA

	(in thousands)
Geographic divisions	$805,074	$262,534	$26,783	$82,169
Other	7,782	2,537	91	353
Corporate	—	—	371	—
	$812,856	$265,071	$27,245	$82,522

	Three Months Ended October 31, 2019
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA

	(in thousands)
Geographic divisions	$854,853	$281,900	$29,024	$89,171
Other	7,076	2,593	55	734
Corporate	—	—	439	—
	$861,929	$284,493	$29,518	$89,905

	Six Months Ended October 31, 2020
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA

	(in thousands)
Geographic divisions	$1,599,546	$520,372	$53,565	$164,673
Other	15,883	5,157	182	903
Corporate	—	—	595	—
	$1,615,429	$525,529	$54,342	$165,576

	Six Months Ended October 31, 2019
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA

	(in thousands)
Geographic divisions	$1,695,010	$553,254	$57,956	$172,254
Other	14,095	4,893	108	1,239
Corporate	—	—	729	—
	$1,709,105	$558,147	$58,793	$173,493

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

	(in thousands)
Net income	$28,469	$29,138	$55,688	$53,958
Interest expense	13,525	17,559	27,606	35,836
Write-off of debt discount and deferred financing fees		707	—	707
Interest income	(14)	(6)	(51)	(18)
Provision for income taxes	8,277	7,927	17,881	15,517
Depreciation expense	12,710	12,592	25,537	25,014
Amortization expense	14,535	16,926	28,805	33,779
Stock appreciation expense(a)	314	1,267	1,106	1,327
Redeemable noncontrolling interests(b)	186	(18)	438	644
Equity-based compensation(c)	3,252	2,315	4,857	3,710
Severance and other permitted costs(d)	762	1,394	2,709	1,948
Transaction costs (acquisitions and other)(e)	25	327	125	1,299
Loss (gain) on disposal and impairment of assets(f)	481	(586)	875	(742)
Effects of fair value adjustments to inventory(g)	—	—	—	151
Secondary public offering costs(h)	—	363	—	363
Adjusted EBITDA	$82,522	$89,905	$165,576	$173,493
(a)	Represents non-cash expense related to stock appreciation rights agreements.
(b)	Represents non-cash compensation expense related to changes in the fair values of noncontrolling interests.
(c)	Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in the calculation of Adjusted EBITDA under the ABL Facility and the Term Loan Facility, including certain unusual, nonrecurring costs due to the COVID-19 pandemic.
(e)	Represents costs related to acquisitions paid to third parties.
(f)	Includes impairment of assets resulting from restructuring plans to close certain facilities and gains from the sale of assets.
(g)	Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents costs paid to third-party advisors related to secondary offerings of our common stock.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Revenues by Product

The following table presents the Company’s net sales to external customers by main product lines:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

	(in thousands)
Wallboard	$330,515	$350,618	$658,512	$692,213
Ceilings	111,293	122,807	224,995	251,917
Steel framing	111,293	136,159	221,780	267,988
Other products	259,755	252,345	510,142	496,987
Total net sales	$812,856	$861,929	$1,615,429	$1,709,105

Geographic Information

The following table presents the Company’s net sales by major geographic area:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

	(in thousands)
United States	$684,131	$744,134	$1,363,452	$1,475,477
Canada	128,725	117,795	251,977	233,628
Total net sales	$812,856	$861,929	$1,615,429	1,709,105

The following table presents the Company’s property and equipment, net, by major geographic area:

	October 31,	April 30,
	2020	2020

	(in thousands)
United States	$265,941	$270,855
Canada	34,203	34,612
Total property and equipment, net	$300,144	$305,467

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

15. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

	(in thousands, except per share data)
Net income	$28,469	$29,138	$55,688	$53,958
Less: Net income allocated to participating securities	—	—	—	342
Net income attributable to common stockholders	$28,469	$29,138	$55,688	$53,616
Basic earnings per common share:
Basic weighted average common shares outstanding	42,723	41,761	42,674	41,382
Basic earnings per common share	$0.67	$0.70	$1.30	$1.30
Diluted earnings per common share:
Basic weighted average common shares outstanding	42,723	41,761	42,674	41,382
Add: Common Stock Equivalents	451	874	422	744
Diluted weighted average common shares outstanding	43,174	42,635	43,096	42,126
Diluted earnings per common share	$0.66	$0.68	$1.29	$1.27

During the three and six months ended October 31, 2020, approximately 0.5 million and 0.4 million, respectively, Common Stock Equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.

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

Overview

Founded in 1971, GMS Inc. (“we,” “our,” “us” or the “Company”) is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary specialty building products. We purchase products from many manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of approximately 260 distribution centers across the United States and Canada.

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

COVID-19 Update

We continue to monitor the COVID-19 pandemic and its impact on macroeconomic and local economic conditions. We have implemented a number of procedures and processes to protect the health and safety of our employees, customers, partners and suppliers. Such measures include routine cleaning throughout the day at all locations, adherence to social distancing protocols, restricting or modifying access to facilities including limiting walk-in traffic in showrooms, encouraging employees to work remotely when possible, mandating the use of appropriate personal protective equipment and the suspension of non-essential travel. We expect to continue to implement these measures throughout the COVID-19 pandemic, and we may take further actions as government authorities require or recommend or as we determine certain procedures to be in the best interests of our employees, customers, partners and suppliers.

During the first half of fiscal 2021, we continued to see reductions in sales as a result of COVID-19 that began in the fourth quarter of fiscal 2020. Net sales for the first half of fiscal 2021 declined compared to the comparable period in the prior year as a result of the suspension of construction activity related to mandated shutdowns and as customers focused on responding to COVID-19 and cancelled, delayed or temporarily paused building projects. The decrease in net sales was more pronounced in our ceilings and steel framing products, as these product categories are tied primarily to commercial construction, which was more impacted by the COVID-19 pandemic than the residential market. During the first half of fiscal 2021, we also incurred $1.6 million of incremental costs related to the COVID-19 pandemic. However, we were able to respond quickly to reduce variable costs and have maintained our selling, general and administrative expenses as a percent of sales. We also repaid the $87.2 million that we proactively borrowed under our revolving credit facilities in March 2020. We will continue to evaluate further ways to manage costs in line with reduced net sales levels as the impact of COVID-19 develops.

While we are currently able to operate in all of our locations, the resurgence of the COVID-19 pandemic in key areas of our operations may require us to implement further restrictions, may require us to temporarily shut down facilities or may further impact our net sales. We will continue to actively monitor the COVID-19 pandemic and may take further actions that alter our business operations if required by federal, state, provincial or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 for more information regarding the impact of COVID-19 and our response.

Products

The following is a summary of our net sales by product group:

	Three Months Ended				Six Months Ended
	October 31,	% of	October 31,	% of	October 31,	% of	October 31,	% of
	2020	Total	2019	Total	2020	Total	2019	Total

	(dollars in thousands)
Wallboard	$330,515	40.6%	$350,618	40.7%	$658,512	40.8%	$692,213	40.5%
Ceilings	111,293	13.7%	122,807	14.2%	224,995	13.9%	251,917	14.7%
Steel framing	111,293	13.7%	136,159	15.8%	221,780	13.7%	267,988	15.7%
Other products	259,755	32.0%	252,345	29.3%	510,142	31.6%	496,987	29.1%
Total net sales	$812,856		$861,929		$1,615,429		$1,709,105

Results of Operations

Three Months Ended October 31, 2020 and 2019

The following table summarizes key components of our results of operations for the three months ended October 31, 2020 and 2019:

	Three Months Ended
	October 31,
	2020	2019

	(dollars in thousands)
Statement of operations data:
Net sales	$812,856	$861,929
Cost of sales (exclusive of depreciation and amortization shown separately below)	547,785	577,436
Gross profit	265,071	284,493
Operating expenses:
Selling, general and administrative expenses	188,352	200,457
Depreciation and amortization	27,245	29,518
Total operating expenses	215,597	229,975
Operating income	49,474	54,518
Other (expense) income:
Interest expense	(13,525)	(17,559)
Write-off of debt discount and deferred financing fees	—	(707)
Other income, net	797	813
Total other expense, net	(12,728)	(17,453)
Income before taxes	36,746	37,065
Provision for income taxes	8,277	7,927
Net income	$28,469	$29,138
Non-GAAP measures:
Adjusted EBITDA(1)	$82,522	$89,905
Adjusted EBITDA margin(1)(2)	10.2%	10.4%
(1)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.
(2)	Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Net Sales

Net sales of $812.9 million decreased $49.1 million, or 5.7%, during the three months ended October 31, 2020 compared to the three months ended October 31, 2019 primarily due to the negative impacts of the COVID-19 pandemic. In addition, there was one less selling day during the three months ended October 31, 2020 compared to the prior year period. The decrease in net sales was due to the following:

●	Wallboard sales, which are impacted by both commercial and residential construction activity, decreased $20.1 million, or 5.7%, compared to the three months ended October 31, 2019. The decrease in wallboard sales was primarily due to a decline in product mix, volume and, to a lesser extent, price.
●	Ceilings sales decreased $11.5 million, or 9.4%, compared to the three months ended October 31, 2019. The decrease in ceilings sales was primarily due to lower volume, partially offset by higher price/mix.
●	Steel framing sales decreased $24.9 million, or 18.3%, compared to the three months October 31, 2019. The decrease in steel framing sales was primarily due to a decline in both volumes and price/mix.
●	Other products sales, which include insulation, joint treatment, tools, lumber and various other specialty building products, increased $7.4 million, or 2.9%, compared to the three months ended October 31, 2019. The increase was primarily due to positive contributions from acquisitions and execution of growth initiatives to increase other products sales.

Organic net sales decreased $55.1 million, or 6.4%, during the three months ended October 31, 2020 compared to the prior year period. The decrease was primarily driven by the negative impacts of the COVID-19 pandemic, partially offset by growth in other products sales and strength in the Canadian housing market. The decrease was more pronounced in our ceilings and steel framing products, as these product categories are tied primarily to commercial construction, which was more impacted by the COVID-19 pandemic than the residential market.

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended October 31, 2020:

Three Months
Ended
October 31, 2020
(in thousands)
Net sales	$812,856
Recently acquired net sales (1)	(6,024)
Impact of foreign currency (2)	(40)
Base business net sales (3)	$806,792
(1)	Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended October 31, 2020, this includes net sales of Rigney Building Supplies Ltd., which was acquired on November 1, 2019 and Trowel Trades Supply, Inc., which was acquired on February 1, 2020.
(2)	Represents the impact of foreign currency translation on net sales.
(3)	Represents net sales of existing branches and branches that were opened by us during the period presented.

When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

Gross Profit and Gross Margin

Gross profit of $265.1 million for the three months ended October 31, 2020 decreased $19.4 million, or 6.8%, compared to the three months ended October 31, 2019 primarily due to a decrease in sales volume due to the impact of the COVID-19 pandemic. Gross margin on net sales decreased to 32.6% for the three months ended October 31, 2020 compared to 33.0% for the three months ended October 31, 2019 primarily due to challenging product mix dynamics, particularly in the commercial market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses of $188.4 million for the three months ended October 31, 2020 decreased $12.1 million, or 6.0%, compared to the three months ended October 31, 2019. Selling, general and administrative expenses were 23.2% of our net sales during the three months ended October 31, 2020 compared to 23.3% of our net sales during the three months ended October 31, 2019. The decrease was primarily driven by proactive actions taken to reduce costs in response to the COVID-19 pandemic, partially offset by deflationary market pricing of certain of our products.

Depreciation and Amortization Expense

Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. Depreciation and amortization expense was $27.2 million for the three months ended October 31, 2020 compared to $29.5 million for the three months ended October 31, 2019. The decrease was due to a $2.4 million decrease in amortization of definite-lived intangible assets, partially offset by a $0.1 million increase in depreciation expense. The decrease in amortization expense was primarily due to the time-based progression of our use of the accelerated method of amortization for acquired customer relationships. The increase in depreciation expense was primarily due to capital expenditures and acquisitions over the past year.

Interest Expense

Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. Interest expense was $13.5 million during the three months ended October 31, 2020 compared to $17.6 million for the three months ended October 31, 2019. The decrease was primarily due to a decrease in the outstanding amount of debt and a decrease in interest rates.

Income Taxes

We recognized income tax expense of $8.3 million during the three months ended October 31, 2020 compared to $7.9 million during the three months ended October 31, 2019. Our effective tax rate was 22.5% and 21.4% for the three months ended October 31, 2020 and 2019, respectively. The change in the effective income tax rate was primarily due to the impact of foreign taxes and stock-based compensation.

Net Income

Net income was $28.5 million during the three months ended October 31, 2020 compared to $29.1 million for the three months ended October 31, 2019. The decrease in net income was primarily due to a decrease in operating income, primarily as a result of lower net sales, partially offset by a decrease in interest expense.

Adjusted EBITDA

Adjusted EBITDA of $82.5 million for the three months ended October 31, 2020 decreased $7.4 million, or 8.2%, from our Adjusted EBITDA of $89.9 million for the three months ended October 31, 2019. The decrease in Adjusted EBITDA was primarily due to the negative impacts of the COVID-19 pandemic on net sales, partially offset by operating expense containment measures and strength in the Canadian housing market. See “—Non-GAAP Financial

Measures—Adjusted EBITDA,” below for how we define and calculate Adjusted EBITDA, reconciliations to net income and a description of why we believe these measures are useful.

Six Months Ended October 31, 2020 and 2019

The following table summarizes key components of our results of operations for the six months ended October 31, 2020 and 2019:

	Six Months Ended
	October 31,
	2020	2019

	(dollars in thousands)
Statement of operations data:
Net sales	$1,615,429	$1,709,105
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,089,900	1,150,958
Gross profit	525,529	558,147
Operating expenses:
Selling, general and administrative expenses	371,464	395,088
Depreciation and amortization	54,342	58,793
Total operating expenses	425,806	453,881
Operating income	99,723	104,266
Other (expense) income:
Interest expense	(27,606)	(35,836)
Write-off of debt discount and deferred financing fees	—	(707)
Other income, net	1,452	1,752
Total other expense, net	(26,154)	(34,791)
Income before tax	73,569	69,475
Provision for income taxes	17,881	15,517
Net income	$55,688	$53,958
Non-GAAP measures:
Adjusted EBITDA(1)	$165,576	$173,493
Adjusted EBITDA margin(1)(2)	10.2%	10.2%
(1)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.
(2)	Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Net Sales

Net sales of $1,615.4 million decreased $93.7 million, or 5.5%, during the six months ended October 31, 2020 compared to the six months ended October 31, 2019 primarily due to the negative impacts of the COVID-19 pandemic. The decrease in net sales was due to the following:

●	Wallboard sales, which are impacted by both commercial and residential construction activity, decreased $33.7 million, or 4.9%, compared to the six months ended October 31, 2019. The decrease in wallboard sales was primarily due to a decline in both price and mix and, to a lesser extent, lower volumes.
●	Ceilings sales decreased $26.9 million, or 10.7%, compared to the six months ended October 31, 2019. The decrease in ceilings sales was primarily due to lower volumes and product mix, partially offset by higher pricing.
●	Steel framing sales decreased $46.2 million, or 17.2%, compared to the six months October 31, 2019. The decrease in steel framing sales was primarily due to a decline in volumes and pricing, partially offset by higher product mix.
●	Other products sales, which include insulation, joint treatment, tools, lumber and various other specialty building products, increased $13.2 million, or 2.6%, compared to the six months ended October 31, 2019. The increase was primarily due to execution of growth initiatives to increase other products sales and positive contributions from acquisitions.

Organic net sales decreased $103.0 million, or 6.0%, during the six months ended October 31, 2020 compared to the prior year period. The decrease was primarily driven by the negative impacts of the COVID-19 pandemic, partially offset by growth in other products sales and strength in the Canadian housing market. The decrease was more pronounced in our ceilings and steel framing products, as these product categories are tied primarily to commercial construction, which was more impacted by the COVID-19 pandemic than the residential market.

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the six months ended October 31, 2020:

Six Months
Ended
(Unaudited)	October 31, 2020
(in thousands)
Net sales	$1,615,429
Recently acquired net sales (1)	(12,901)
Impact of foreign currency (2)	3,496
Base business net sales (3)	$1,606,024
(1)	Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the six months ended October 31, 2020, this includes net sales of J.P. Hart Lumber Company, which was acquired on June 3, 2019, Rigney Building Supplies Ltd., which was acquired on November 1, 2019 and Trowel Trades Supply, Inc., which was acquired on February 1, 2020.
(2)	Represents the impact of foreign currency translation on net sales.
(3)	Represents net sales of existing branches and branches that were opened by us during the period presented.

Gross Profit and Gross Margin

Gross profit of $525.5 million for the six months ended October 31, 2020 decreased $32.6 million, or 5.8%, compared to the six months ended October 31, 2019 primarily due to a decrease in sales volume due to the impact of the COVID-19 pandemic. Gross margin on net sales decreased to 32.5% for the six months ended October 31, 2020 compared to 32.7% for the six months ended October 31, 2019 primarily due to increased competition and product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $371.5 million for the six months ended October 31, 2020 decreased $23.6 million, or 6.0%, compared to the six months ended October 31, 2019. Selling, general and administrative expenses were 23.0% of our net sales during the six months ended October 31, 2020 compared to 23.1% of our net sales during the six months ended October 31, 2019. The decrease was primarily driven by proactive actions taken to reduce costs in response to the COVID-19 pandemic, partially offset by deflationary market pricing of certain of our products and incremental costs as a result of the COVID-19 pandemic.

Depreciation and Amortization Expense

Depreciation and amortization expense was $54.3 million for the six months ended October 31, 2020 compared to $58.8 million for the six months ended October 31, 2019. The decrease was due to a $5.0 million decrease in amortization of definite-lived intangible assets, partially offset by a $0.5 million increase in depreciation expense. The decrease in amortization expense was primarily due to the time-based progression of our use of the accelerated method of amortization for acquired customer relationships. The increase in depreciation expense was primarily due to capital expenditures and acquisitions over the past year.

Interest Expense

Interest expense was $27.6 million during the six months ended October 31, 2020 compared to $35.8 million for the six months ended October 31, 2019. The decrease was primarily due to a decrease in the outstanding amount of debt and a decrease in interest rates.

Income Taxes

We recognized income tax expense of $17.9 million during the six months ended October 31, 2020 compared to $15.5 million during the six months ended October 31, 2019. Our effective tax rate was 24.3% and 22.3% for the six months ended October 31, 2020 and 2019, respectively. The change in the effective income tax rate was primarily due to the impact of state taxes, foreign taxes and stock-based compensation.

Net Income

Net income was $55.7 million during the six months ended October 31, 2020 compared to $54.0 million for the six months ended October 31, 2019. The increase in net income was primarily due to a decrease in interest expense, partially offset by a decrease in operating income, primarily resulting from lower net sales, and an increase in income taxes.

Adjusted EBITDA

Adjusted EBITDA of $165.6 million for the six months ended October 31, 2020 decreased $7.9 million, or 4.6%, from our Adjusted EBITDA of $173.5 million for the six months ended October 31, 2019. The decrease in Adjusted EBITDA was primarily due to the negative impacts of the COVID-19 pandemic on net sales, partially offset by operating expense containment measures and strength in the Canadian housing market. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” below for how we define and calculate Adjusted EBITDA, reconciliations to net income and a description of why we believe these measures are useful.

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

As of October 31, 2020, we had available borrowing capacity of approximately $392.9 million under our $445.0 million ABL Facility. The ABL Facility is scheduled to mature on September 30, 2024.

As of October 31, 2020, we had available borrowing capacity of approximately $22.5 million under our Canadian revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $22.5 million ($30.0 million Canadian dollars). The Canadian Facility matures on June 28, 2022.

For more information regarding our ABL Facility and other indebtedness, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

We have a common stock repurchase program authorized by our Board of Directors to repurchase up to $75.0 million of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. The timing and amount of any purchases of our common stock will be subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. We repurchased approximately 50 thousand shares of our common stock for $1.2 million during the six months ended October 31, 2020. As of October 31, 2020, we had $57.3 million of remaining purchase authorization.

We regularly evaluate opportunities to optimize our capital structure, including through consideration of the issuance or incurrence of additional debt to refinance existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives, acquisitions and our stock repurchase program.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Six Months Ended
	October 31,
	2020	2019

	(in thousands)
Cash provided by operating activities	$24,048	$69,927
Cash used in investing activities	(11,176)	(24,214)
Cash used in financing activities	(106,895)	(57,005)
Effect of exchange rates on cash and cash equivalents	1,282	223
Decrease in cash and cash equivalents	$(92,741)	$(11,069)

Operating Activities

The decrease in cash provided by operating activities during the six months ended October 31, 2020 compared to the prior year period was primarily due to a $35.6 million decrease in cash resulting from changes to our net working capital and a $10.3 million decrease in net income after adjustments for non-cash items. The decrease in cash from net working capital was primarily due to our efforts to preserve liquidity at the end of fiscal 2020 in response to the COVID-19 pandemic. We postponed certain payments of accounts payable at the end of fiscal 2020, which we subsequently paid during the six months ended October 31, 2020.

Investing Activities

The decrease in cash used in investing activities during the six months ended October 31, 2020 compared to the prior year period was primarily due to a $10.6 million decrease in cash used for acquisitions and a $2.8 million decrease in capital expenditures.

Capital expenditures during the six months ended October 31, 2020 primarily consisted of building and leasehold improvements, vehicles and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods.

Financing Activities

The increase in cash used in financing activities during the six months ended October 31, 2020 compared to the prior year period was primarily due to the repayment of $87.2 million of our revolving credit facilities we proactively borrowed in March 2020, a $2.3 million increase in principal payments on finance leases and $1.2 million of repurchases of common stock during the six months ended October 31, 2020. These increases were partially offset by cash used in the prior year period for a $50.0 million principal prepayment of debt.

Debt Covenants

Our senior secured first lien term loan facility (the “Term Loan Facility”) contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. We were in compliance with all covenants contained in the Term Loan Facility as of October 31, 2020.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of October 31, 2020.

Contractual Obligations

There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, other than those made in the ordinary course of business.

Off-Balance Sheet Arrangements

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

The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended October 31, 2020 and 2019:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

	(in thousands)
Net income	$28,469	$29,138	$55,688	$53,958
Interest expense	13,525	17,559	27,606	35,836
Write-off of debt discount and deferred financing fees	—	707	—	707
Interest income	(14)	(6)	(51)	(18)
Provision for income taxes	8,277	7,927	17,881	15,517
Depreciation expense	12,710	12,592	25,537	25,014
Amortization expense	14,535	16,926	28,805	33,779
Stock appreciation expense(a)	314	1,267	1,106	1,327
Redeemable noncontrolling interests(b)	186	(18)	438	644
Equity-based compensation(c)	3,252	2,315	4,857	3,710
Severance and other permitted costs(d)	762	1,394	2,709	1,948
Transaction costs (acquisitions and other)(e)	25	327	125	1,299
Loss (gain) on disposal and impairment of assets(f)	481	(586)	875	(742)
Effects of fair value adjustments to inventory(g)	—	—	—	151
Secondary public offering costs(h)	—	363	—	363
Adjusted EBITDA	$82,522	$89,905	$165,576	$173,493

Net sales	$812,856	$861,929	$1,615,429	$1,709,105
Adjusted EBITDA Margin	10.2%	10.4%	10.2%	10.2%
(a)	Represents non-cash expense related to stock appreciation rights agreements.
(b)	Represents non-cash compensation expense related to changes in the fair values of noncontrolling interests.
(c)	Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in the calculation of Adjusted EBITDA under the ABL Facility and the Term Loan Facility, including certain unusual, nonrecurring costs due to the COVID-19 pandemic.
(e)	Represents costs related to acquisitions paid to third parties.
(f)	Includes impairment of assets resulting from restructuring plans to close certain facilities and gains from the sale of assets.
(g)	Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents costs paid to third-party advisors related to secondary offerings of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of October 31, 2020, approximately 1,018 asbestos-related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 973 have been dismissed without any payment by us, 35 are pending and only 10 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares repurchased and the average price paid per share for each month in the three months ended October 31, 2020 are as follows:

			Total Number of	Maximum Approximate
	Total Number	Average	Shares Repurchased	Dollar Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Repurchased	Per Share	Announced Program (1)	Under the Program
				(in thousands)
August 1 through August 31	—	$—	—	$58,480
September 1 through September 30	19,989	22.78	19,989	58,025
October 1 through October 31	30,423	25.19	30,423	57,259
Total	50,412		50,412
(1)	On November 30, 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. We may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with Rule 10b5-1 and/or in privately negotiated transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits. The following exhibits are filed as part of this report:

Exhibit No.		Exhibit Description
3.1		Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2020).

3.2		Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to to the Company’s Current Report on Form 8-K filed on October 23, 2020).

4.1

Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

10.1		GMS Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement on Schedule 14A filed on August 27, 2020).

10.2

Form of Nonqualified Stock Option Agreement under the GMS Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2020).

10.3

Form of Restricted Stock Unit Agreement under the GMS Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2020).

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

GMS INC.

Date: December 3, 2020	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)