Form 10-Q
period 2021-01-31
GMS Inc.
filed 2021-03-04
CIK 1600438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 42,846,578 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 28, 2021.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

●	the negative impact of the COVID-19 pandemic (which, among other things, may exacerbate each of the risks listed below);
●	general economic and financial conditions;

●	our dependency upon the commercial and residential construction and residential repair and remodeling, or R&R, markets;

●	competition in our highly fragmented industry and the markets in which we operate;

●	the fluctuations in prices and mix of the products we distribute and our ability to pass on price increases to our customers;

●	the consolidation of our industry;

●	our ability to successfully implement our strategic initiatives, which include pursuing growth through acquisitions and greenfield branch expansion as well as cost reduction and productivity initiatives;

●	our ability to expand into new geographic markets;

●	product shortages, other disruptions in our supply chain or distribution network and potential loss of relationships with key suppliers;

●	the seasonality of the commercial and residential construction markets;

●	the potential loss of any significant customers and the reduction of the quantity of products our customers purchase;

●	exposure to product liability and various other claims and litigation;

●	operating hazards that may cause personal injury or property damage;

●	our ability to attract and retain key employees;

●	rising health care costs and labor costs, including the impact of labor and trucking shortages;

●	the credit risk from our customers;

●	our ability to renew leases for our facilities on favorable terms or identify new facilities;

●	our ability to effectively manage our inventory as our sales volume or the prices of the products we distribute fluctuate;

●	an impairment of our goodwill or intangible assets;

●	the impact of federal, state, provincial and local regulations, including potential changes in our effective tax rate;

●	the cost of compliance with environmental, health and safety laws and other regulations;

●	significant fluctuations in fuel costs or shortages in the supply of fuel;

●	a cybersecurity breach, including misappropriation of our customers’, employees’ or suppliers’ confidential information, and the potential costs related thereto;

●	a disruption in our IT systems and costs necessary to maintain and update our IT systems;

●	natural or man-made disruptions to our facilities;

●	the risk of our Canadian operations, including currency rate fluctuations;

●	the imposition of tariffs and other trade barriers, and the effect of retaliatory trade measures;

●	our inability to engage in activities that may be in our best long-term interests because of restrictions in our debt agreements;

●	our current level of indebtedness and our potential to incur additional indebtedness; and

●	our ability to obtain additional financing on acceptable terms, if at all.

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

PART I – Financial Information

Item 1. Financial Statements

GMS Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	January 31,	April 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$150,573	$210,909
Trade accounts and notes receivable, net of allowances of $6,020 and $5,141, respectively	410,125	405,254
Inventories, net	327,725	299,815
Prepaid expenses and other current assets	17,684	14,972
Total current assets	906,107	930,950
Property and equipment, net of accumulated depreciation of $184,410 and $158,554, respectively	305,144	305,467
Operating lease right-of-use assets	119,434	115,257
Goodwill	562,204	553,073
Intangible assets, net	333,766	361,884
Deferred income taxes	13,488	8,904
Other assets	11,616	13,247
Total assets	$2,251,759	$2,288,782
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$157,892	$213,230
Accrued compensation and employee benefits	55,995	67,590
Other accrued expenses and current liabilities	81,913	63,812
Current portion of long-term debt	51,552	50,201
Current portion of operating lease liabilities	32,847	33,040
Total current liabilities	380,199	427,873
Non-current liabilities:
Long-term debt, less current portion	942,598	1,047,279
Long-term operating lease liabilities	92,109	89,605
Deferred income taxes, net	8,965	12,018
Other liabilities	66,874	78,026
Total liabilities	1,490,745	1,654,801
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 42,854 and 42,554 shares issued and outstanding as of January 31, 2021 and April 30, 2020, respectively	428	426
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of January 31, 2021 and April 30, 2020	—	—
Additional paid-in capital	539,289	529,662
Retained earnings	240,789	168,975
Accumulated other comprehensive loss	(19,492)	(65,082)
Total stockholders' equity	761,014	633,981
Total liabilities and stockholders' equity	$2,251,759	$2,288,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
Net sales	$751,191	$761,352	$2,366,620	$2,470,457
Cost of sales (exclusive of depreciation and amortization shown separately below)	507,867	507,879	1,597,767	1,658,837
Gross profit	243,324	253,473	768,853	811,620
Operating expenses:
Selling, general and administrative	184,844	193,384	556,308	588,472
Depreciation and amortization	25,562	29,422	79,904	88,215
Total operating expenses	210,406	222,806	636,212	676,687
Operating income	32,918	30,667	132,641	134,933
Other (expense) income:
Interest expense	(13,454)	(16,474)	(41,060)	(52,310)
Gain on legal settlement	1,382	—	1,382	—
Write-off of debt discount and deferred financing fees	—	—	—	(707)
Other income (expense), net	989	(498)	2,441	1,254
Total other expense, net	(11,083)	(16,972)	(37,237)	(51,763)
Income before taxes	21,835	13,695	95,404	83,170
Provision for income taxes	5,709	2,816	23,590	18,333
Net income	$16,126	$10,879	$71,814	$64,837
Weighted average common shares outstanding:
Basic	42,726	42,223	42,691	41,663
Diluted	43,361	42,949	43,184	42,401
Net income per common share(1):
Basic	$0.38	$0.26	$1.68	$1.55
Diluted	$0.37	$0.25	$1.66	$1.52
Comprehensive income
Net income	$16,126	$10,879	$71,814	$64,837
Foreign currency translation income (loss)	20,373	(2,504)	39,813	8,947
Changes in other comprehensive income (loss), net of tax	1,974	(547)	5,777	(10,214)
Comprehensive income	$38,473	$7,828	$117,404	$63,570
(1)	See Note 15 for detailed calculations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

						Accumulated
				Additional		Other	Total
	Common Stock		Exchangeable	Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Capital	Earnings	Loss	Equity
Balances as of April 30, 2020	42,554	$426	$—	$529,662	$168,975	$(65,082)	$633,981
Net income	—	—	—	—	27,219	—	27,219
Foreign currency translation adjustments	—	—	—	—	—	16,281	16,281
Other comprehensive income, net of tax	—	—	—	—	—	959	959
Equity-based compensation	—	—	—	1,575	—	—	1,575
Exercise of stock options	54	—	—	691	—	—	691
Vesting of restricted stock units	7	—	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	—	(105)	—	—	(105)
Issuance of common stock pursuant to employee stock purchase plan	58	1	—	1,269	—	—	1,270
Balances as of July 31, 2020	42,673	427	—	533,092	196,194	(47,842)	681,871
Net income	—	—	—	—	28,469	—	28,469
Foreign currency translation adjustments	—	—	—	—	—	3,159	3,159
Other comprehensive income, net of tax	—	—	—	—	—	2,844	2,844
Repurchase and retirement of common stock	(50)	(1)	—	(1,221)	—	—	(1,222)
Equity-based compensation	—	—	—	3,253	—	—	3,253
Exercise of stock options	5	—	—	172	—	—	172
Vesting of restricted stock units	62	1	—	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	—	(649)	—	—	(649)
Balances as of October 31, 2020	42,690	427	—	534,646	224,663	(41,839)	717,897
Net income	—	—	—	—	16,126	—	16,126
Foreign currency translation adjustments	—	—	—	—	—	20,373	20,373
Other comprehensive income, net of tax	—	—	—	—	—	1,974	1,974
Repurchase and retirement of common stock	(30)	—	—	(778)	—	—	(778)
Equity-based compensation	—	—	—	1,876	—	—	1,876
Exercise of stock options	152	1	—	2,792	—	—	2,793
Vesting of restricted stock units	4	—	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	—	(53)	—	—	(53)
Issuance of common stock pursuant to employee stock purchase plan	38	—	—	806	—	—	806
Balances as of January 31, 2021	42,854	$428	$—	$539,289	$240,789	$(19,492)	$761,014

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

GMS Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	January 31,
	2021	2020
Cash flows from operating activities:
Net income	$71,814	$64,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,904	88,215
Write-off and amortization of debt discount and debt issuance costs	2,257	2,964
Equity-based compensation	10,318	6,345
Gain on disposal and impairment of assets	(529)	(872)
Deferred income taxes	(9,645)	174
Other items, net	105	2,387
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	1,352	16,561
Inventories	(24,391)	317
Prepaid expenses and other assets	1,040	4,210
Accounts payable	(58,104)	(30,420)
Accrued compensation and employee benefits	(11,932)	(11,729)
Other accrued expenses and liabilities	6,307	(7,622)
Cash provided by operating activities	68,496	135,367
Cash flows from investing activities:
Purchases of property and equipment	(17,857)	(20,884)
Proceeds from sale of assets	1,233	1,299
Acquisition of businesses, net of cash acquired	(51)	(20,803)
Cash used in investing activities	(16,675)	(40,388)
Cash flows from financing activities:
Repayments on revolving credit facilities	(102,189)	(794,623)
Borrowings from revolving credit facilities	14,750	760,444
Payments of principal on long-term debt	(7,476)	(57,476)
Payments of principal on finance lease obligations	(22,662)	(17,971)
Repurchases of common stock	(2,000)	—
Debt issuance costs	—	(1,286)
Proceeds from exercises of stock options	3,656	8,280
Payments for taxes related to net share settlement of equity awards	(807)	(532)
Other financing activities	2,076	1,793
Cash used in financing activities	(114,652)	(101,371)
Effect of exchange rates on cash and cash equivalents	2,495	3
Decrease in cash and cash equivalents	(60,336)	(6,389)
Cash and cash equivalents, beginning of period	210,909	47,338
Cash and cash equivalents, end of period	$150,573	$40,949
Supplemental cash flow disclosures:
Cash paid for income taxes	$31,942	$30,199
Cash paid for interest	38,114	49,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”), through its wholly-owned operating subsidiaries, is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary building products. We purchase products from many manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of more than 265 distribution centers across the United States and Canada.

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

Insurance Liabilities

The Company is self-insured for certain losses related to medical claims. The Company has stop-loss coverage to limit the exposure arising from medical claims. In addition, the Company has deductible-based insurance policies for certain losses related to general liability, workers’ compensation and automobile. The coverage consists of a deductible layer, a primary layer, a self-insured buffer layer, a lead umbrella layer and excess layers. The deductible amount per incident is $0.3 million, $0.5 million and $1.0 million for general liability, workers’ compensation and automobile, respectively. The primary layer of coverage is from $0.3 million, $0.5 million and $1.0 million for general liability, workers’ compensation, and automobile liability, respectively, to $5.0 million. The Company self-insures a buffer layer

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

from $5.0 million to $10.0 million. The umbrella and excess layers cover claims from $10.0 million to $100.0 million. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using historical loss development factors and actuarial assumptions followed in the insurance industry.

The following table presents the Company’s aggregate liabilities for medical self-insurance, reserves for general liability, automobile and workers’ compensation and the expected recoveries for medical self-insurance, general liability, automobile and workers’ compensation. Liabilities for medical self-insurance are included in other accrued expenses and current liabilities. Reserves for general liability, automobile and workers’ compensation are included in other accrued expenses and current liabilities and other liabilities. Expected recoveries for insurance liabilities are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheets.

	January 31,	April 30,
	2021	2020

	(in thousands)
Medical self‑insurance	$3,778	$3,770
General liability, automobile and workers’ compensation	20,520	19,410
Expected recoveries for insurance liabilities	(7,813)	(6,037)

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Contract Balances

Receivables from contracts with customers, net of allowances, were $392.8 million and $393.6 million as of January 31, 2021 and April 30, 2020, respectively. The Company did not have material amounts of contract assets or liabilities as of January 31, 2021 or April 30, 2020.

3. Accounts Receivable

The Company’s trade accounts and notes receivable consisted of the following:

	January 31,	April 30,
	2021	2020

	(in thousands)
Trade receivables	$398,794	$398,739
Other receivables	17,351	11,656
Allowance for expected credit losses	(3,308)	(2,861)
Other allowances	(2,712)	(2,280)
Trade accounts and notes receivable	$410,125	$405,254

The Company records accounts and notes receivable net of allowances, including the allowance for expected credit losses. The Company maintains an allowance for estimated losses due to the failure of customers to make required payments, as well as allowances for cash discounts. The Company’s estimate of the allowance for expected credit losses is based on an assessment of individual past due accounts, historical loss information, accounts receivable aging and current economic factors and the Company’s expectation of future economic conditions. Account balances are written off when the potential for recovery is considered remote. Other receivables primarily includes vendor rebate receivables. Other allowances includes reserves for cash discounts and reserves for service charges.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Company routinely assesses the financial strength of its customers and generally does not require collateral. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of geographically diverse customers comprising the Company’s customer base.

The following table presents the change in the allowance for expected credit losses during the nine months ended January 31, 2021:

(in thousands)
Balance as of April 30, 2020	$2,861
Provision	1,136
Write-offs	(689)
Balance as of January 31, 2021	$3,308

4. Goodwill and Intangible Assets

Goodwill

The following table presents changes in the carrying amount of goodwill during the nine months ended January 31, 2021:

Carrying
Amount
(in thousands)
Balance as of April 30, 2020
Goodwill	$616,147
Accumulated impairment loss	(63,074)
553,073

Working capital settlements	(159)
Translation adjustment	9,290

Balance as of January 31, 2021
Goodwill	625,278
Accumulated impairment loss	(63,074)
$562,204

Intangible Assets

The following tables present the components of the Company’s definite-lived intangible assets:

	Estimated	Weighted	January 31, 2021
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value

	(dollars in thousands)
Customer relationships	5 - 16	12.8	$537,256	$314,191	$223,065
Definite-lived tradenames	5 - 20	16.3	58,203	13,603	44,600
Vendor agreements	8 - 10	8.3	6,644	5,171	1,473
Developed technology	5	4.9	5,477	2,970	2,507
Other	3 - 5	3.3	4,390	3,636	754
Totals			$611,970	$339,571	$272,399

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Estimated	Weighted	April 30, 2020
	Useful	Average	Gross		Net
	Lives	Amortization	Carrying	Accumulated	Carrying
	(years)	Period	Amount	Amortization	Value

	(dollars in thousands)
Customer relationships	5 - 16	12.8	$516,928	$270,029	$246,899
Definite-lived tradenames	5 - 20	16.3	55,654	10,474	45,180
Vendor agreements	8 - 10	8.3	6,644	4,567	2,077
Developed technology	5	4.9	5,036	1,963	3,073
Other	1 - 15	5.3	7,836	4,548	3,288
Totals			$592,098	$291,581	$300,517

Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flows generated by such assets, and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up cannot be reliably determined. Amortization expense related to definite-lived intangible assets was $14.2 million and $16.5 million for the three months ended January 31, 2021 and 2020, respectively, and $43.0 million and $50.3 million for the nine months ended January 31, 2021 and 2020, respectively. Amortization expense is recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2021 (remaining three months)	$13,088
2022	47,346
2023	39,511
2024	32,259
2025	26,682
Thereafter	113,513
Total	$272,399

The Company’s indefinite-lived intangible assets consist of tradenames that had a carrying amount of $61.4 million as of January 31, 2021 and April 30, 2020.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Long-Term Debt

The Company’s long-term debt consisted of the following:

	January 31,	April 30,
	2021	2020

	(in thousands)
Term Loan Facility	$869,426	$876,903
Unamortized discount and deferred financing costs on Term Loan Facility	(9,011)	(10,602)
ABL Facility	—	80,000
Finance lease obligations	122,020	128,767
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2024	12,544	16,316
Unamortized discount on installment notes	(829)	(1,098)
Canadian Facility	—	7,194
Carrying value of debt	994,150	1,097,480
Less current portion	51,552	50,201
Long-term debt	$942,598	$1,047,279

Term Loan Facility

The Company has a senior secured first lien term loan facility (the “Term Loan Facility”). The Company is required to make scheduled quarterly payments of $2.5 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, with the balance due in June 2025. The Term Loan Facility bears interest at a floating rate based on LIBOR plus 2.75%, with a 0% floor. As of January 31, 2021, the applicable rate of interest was 2.87%.

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

As of January 31, 2021, the Company had available borrowing capacity of approximately $383.5 million under the ABL Facility. The ABL Facility matures on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the Term Loan Facility.

Covenants under the Term Loan Facility and ABL Facility

The Term Loan Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all restrictive covenants as of January 31, 2021.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of January 31, 2021.

Canadian Revolving Credit Facility

Through its WSB Titan (“Titan”) subsidiary, the Company has a revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $23.5 million ($30.0 million Canadian dollars). The Canadian Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. In January 2021, the Company amended the Canadian Facility to, among other things, extend the maturity date and remove the highest pricing level applicable to borrowings under the Canadian Facility. As of January 31, 2021, the Company had available borrowing capacity of approximately $23.5 million under the Canadian Facility. The Canadian Facility matures on January 12, 2026.

Debt Maturities

As of January 31, 2021, the maturities of long-term debt were as follows

	Term Loan	Finance	Installment
	Facility	Leases	Notes	Total

Year ending April 30,	(in thousands)
2021 (remaining three months)	$2,492	$8,794	$680	$11,966
2022	9,968	35,855	4,538	50,361
2023	9,968	30,660	4,505	45,133
2024	9,968	23,714	1,881	35,563
2025	9,968	13,763	921	24,652
Thereafter	827,062	9,234	19	836,315
	$869,426	$122,020	$12,544	$1,003,990

6. Leases

The Company leases office and warehouse facilities, distribution equipment and its fleet of vehicles. The Company’s leases have lease terms ranging from one to eleven years and generally contain renewal options for periods ranging from one to five years. The exercise of lease renewal options is typically at the Company’s sole discretion. The Company does not recognize right-of-use (“ROU”) assets or lease liabilities for renewal options unless it is determined that the Company is reasonably certain of exercising renewal options at lease inception. Certain of the Company’s equipment leases include options to purchase the leased property and residual value guarantees. Any residual value payment deemed probable is included in the Company’s lease liability. The Company’s lease agreements do not contain any material restrictive covenants.

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

funding or other lease concessions. Lease expense is recognized on a straight-line basis based on the fixed component over the lease term. Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs for leased facilities and vehicles and equipment, which are expensed as incurred.

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$5,898	$6,007	$17,997	$18,120
Interest on lease liabilities	2,748	3,300	8,673	10,089
Operating lease cost	10,601	10,646	31,930	31,555
Variable lease cost	3,197	3,311	9,329	9,924
Total lease cost	$22,444	$23,264	$67,929	$69,688

Operating lease cost, including variable lease cost, is included in selling, general and administrative expenses; amortization of finance ROU assets is included in depreciation and amortization; and interest on finance lease liabilities is included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	January 31,
	2021	2020

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$32,208	$30,976
Operating cash flows from finance leases	8,673	10,089
Financing cash flows from finance leases	22,662	17,971
Right-of-use assets obtained in exchange for lease obligations
Operating leases	27,918	32,042
Finance leases	22,408	39,379

Other information related to leases was as follows:

	January 31,	April 30,
	2021	2020

	(in thousands)
Finance leases included in property and equipment
Property and equipment	$176,529	$171,380
Accumulated depreciation	(49,717)	(41,737)
Property and equipment, net	$126,812	$129,643
Weighted-average remaining lease term (years)
Operating leases	4.8	4.9
Finance leases	3.5	3.6
Weighted-average discount rate
Operating leases	5.5%	5.5%
Finance leases	4.9%	5.0%

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Future minimum lease payments under non-cancellable leases as of January 31, 2021 were as follows:

	Finance	Operating

Year Ending April 30,	(in thousands)
2021 (remaining three months)	$11,216	$10,494
2022	43,251	36,897
2023	34,553	30,224
2024	25,279	24,785
2025	14,296	17,423
Thereafter	9,387	23,445
Total lease payments	137,982	143,268
Less imputed interest	15,962	18,312
Total	$122,020	$124,956

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 24.7% and 22.0% for the nine months ended January 31, 2021 and 2020, respectively. The difference in the effective income tax rate over the U.S. federal statutory rate of 21.0% for the nine months ended January 31, 2021 was primarily due to the impact of state taxes, foreign taxes and equity based compensation. The difference in the effective income tax rate over the U.S. federal statutory rate for the nine months ended January 31, 2020 was primarily due to the impact of equity based compensation, as well as foreign tax rates and state taxes and other tax effects associated with the acquisition of Titan.

Valuation allowance. The Company had a valuation allowance of $10.7 million and $10.2 million against its deferred tax assets related to certain U.S. tax jurisdictions as of January 31, 2021 and April 30, 2020, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.

Uncertain tax positions. The Company had no uncertain tax positions as of January 31, 2021 or April 30, 2020.

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

The Company repurchased approximately 80,000 shares of its common stock for $2.0 million during the nine months ended January 31, 2021. The Company did not repurchase any shares of its common stock during the nine months ended January 31, 2020. As of January 31, 2021, the Company had $56.5 million of remaining repurchase authorization under the stock repurchase program.

Accumulated Other Comprehensive Loss

The following table sets forth the changes to accumulated other comprehensive loss, net of tax, by component for the nine months ended January 31, 2021:

			Accumulated
	Foreign	Derivative	Other
	Currency	Financial	Comprehensive
	Translation	Instruments	Loss

	(in thousands)
Balance as of April 30, 2020	$(40,577)	$(24,505)	$(65,082)
Other comprehensive income (loss) before reclassification	39,813	(763)	39,050
Reclassification to earnings from accumulated other comprehensive loss	—	6,540	6,540
Balance as of January 31, 2021	$(764)	$(18,728)	$(19,492)

Other comprehensive loss on derivative instruments for the nine months ended January 31, 2021 is net of $0.2 million of tax and reclassification to earnings from accumulated other comprehensive loss is net of $2.1 million of tax.

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

Equity-based compensation expense related to stock options and restricted stock units was $6.3 million and $4.8 million during the nine months ended January 31, 2021 and 2020, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock Option Awards

The following table presents stock option activity for the nine months ended January 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

	(shares and dollars in thousands)
Outstanding as of April 30, 2020	1,487	$18.85	6.4	$3,895
Options granted	321	23.43
Options exercised	(195)	17.53
Options forfeited	(48)	25.97
Outstanding as of January 31, 2021	1,565	$19.73	6.5	$14,933
Exercisable as of January 31, 2021	948	$17.65	4.9	$11,176
Vested and expected to vest as of January 31, 2021	1,558	$19.72	6.5	$14,895

The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the nine months ended January 31, 2021 and 2020 was $2.5 million and $9.4 million, respectively. As of January 31, 2021, there was $4.6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of stock options granted during the nine months ended January 31, 2021 and 2020 was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting weighted average grant date fair value:

	Nine Months Ended
	January 31,
	2021	2020
Volatility	51.28%	49.86%
Expected life (years)	6.0	6.0
Risk-free interest rate	0.30%	1.97%
Dividend yield	—%	—%
Grant date fair value	$ 11.13	$ 10.59

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Restricted Stock Units

The following table presents restricted stock unit activity for the nine months ended January 31, 2021:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Units	Fair Value

	(shares in thousands)
Outstanding as of April 30, 2020	286	$22.71
Granted	214	23.48
Vested	(110)	23.21
Forfeited	(28)	23.93
Outstanding as of January 31, 2021	362	$22.92

As of January 31, 2021, there was $5.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During the nine months ended January 31, 2021, 0.1 million shares of the Company’s common stock were purchased under the ESPP at a price of $21.78 per share. The Company recognized $0.4 million and $0.4 million of stock-based compensation expense during the nine months ended January 31, 2021 and 2020, respectively, related to the ESPP.

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests

The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests for the nine months ended January 31, 2021:

	Stock		Redeemable
	Appreciation	Deferred	Noncontrolling
	Rights	Compensation	Interests

	(in thousands)
Balance as of April 30, 2020	$24,205	$1,660	$8,300
Amounts redeemed	(583)	—	—
Change in fair value	2,552	177	885
Balance as of January 31, 2021	$26,174	$1,837	$9,185

Classified as current as of April 30, 2020	$624	$—	$—
Classified as long-term as of April 30, 2020	23,581	1,660	8,300

Classified as current as of January 31, 2021	$1,200	$—	$—
Classified as long-term as of January 31, 2021	24,974	1,837	9,185

Total expense related to these instruments was $3.6 million and $1.3 million during the nine months ended January 31, 2021 and 2020, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Company uses a lognormal binomial method to determine the fair value of stock appreciation rights, deferred compensation and redeemable noncontrolling interests at redemption date. Significant inputs used in this method include volatility rates, a discount rate, the expected time to redemption of the liabilities, historical values of the book equity of certain subsidiaries and market information for comparable entities. The use of these inputs to derive the fair value of the liabilities at a point in time can result in volatility to the financial statements.

Stock Appreciation Rights

Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over five years, upon a triggering event. As of January 31, 2021, all stock appreciation rights were vested. Liabilities related to these agreements are classified as share-based liability awards and are measured at fair value.

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

11. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the estimated carrying amount and fair value of the Company’s liabilities measured at fair value on a recurring basis:

	January 31,	April 30,
	2021	2020

	(in thousands)
Interest rate swaps (Level 2)	$24,566	$32,218

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

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

rate swaps as a cash flow hedges. The Company believes there have been no material changes in the creditworthiness of the counterparty to this interest rate swap and believes the risk of nonperformance by such party is minimal.

As of January 31, 2021, $11.9 million of the interest rate swap liability was classified in other accrued expenses and current liabilities and $12.6 million was classified in other liabilities in the Condensed Consolidated Balance Sheet. The Company recognized losses, net of tax, of $2.2 million and $6.5 million in earnings during the three and nine months ended January 31, 2021, respectively, related to its interest rate swaps. These losses are included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. As of January 31, 2021, the Company expects that approximately $11.9 million of pre-tax net losses will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.

The fair value of interest rate swaps is determined using Level 2 inputs. Generally, the Company obtains the Level 2 inputs from its counterparties. Substantially all of the inputs throughout the full term of the instruments can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The fair value of the Company’s interest rate swap was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. The Company recorded a $1.0 million impairment of operating lease ROU assets during the nine months ended January 31, 2021. There were no other material long-lived asset impairments during the nine months ended January 31, 2021 or 2020.

12. Transactions With Related Parties

The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. During the nine months ended January 31, 2021 and 2020 certain former executive officers and stockholders and certain directors and stockholders of the Company were stockholders of SWP. As of October 31, 2020, these executive officers and directors were no longer with the Company. The Company purchased inventory from SWP for distribution in the amount of $3.2 million during the three months ended January 31, 2020 and $7.3 million and $10.5 million during the nine months ended January 31, 2021 and 2020, respectively. The amount due to SWP for purchases of inventory for distribution was $1.2 million as of April 30, 2020 and is included in accounts payable in the Condensed Consolidated Balance Sheet.

13. Commitments and Contingencies

General

The Company is a defendant in various lawsuits and administrative actions associated with personal injuries, claims of former employees and other events arising in the normal course of business. As discussed in Note 1 “—Insurance Liabilities”, the Company records liabilities for these claims, and assets for amounts recoverable from the insurer, for claims covered by insurance.

Favorable Class Action Settlement

In November 2020, the Company received proceeds as part of a class action settlement against certain drywall manufacturers related to purchases made during calendar years 2012 and 2013. The Company recorded a gain on legal settlement of $1.4 million during the three and nine months ended January 31, 2021. This was the final payment related to this class action settlement.

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. Segments

General

The Company has eight operating segments based on geographic operations that it aggregates into one reportable segment. The Company defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in order to assess performance and allocate resources. The Company’s CODM is its Chief Executive Officer. The Company determined it has eight operating segments based on the Company’s eight geographic divisions, which are Central, Midwest, Northeast, Southern, Southeast, Southwest, Western and Canada. During the nine months ended January 31, 2021, the Company divided its Southern operating segment into two operating segments, Southern and Southwest, which resulted in an increase (from seven to eight) in the number of operating segments. The Company performed a goodwill impairment test immediately before and after the change in operating segments, which indicated the fair values of the Company’s reporting units exceeded their carrying values. The Company aggregates its operating segments into a single reportable segment based on similarities between the operating segments’ economic characteristics, nature of products sold, production process, type of customer and methods of distribution. The accounting policies of the operating segments are the same as those described in the summary of significant policies. In addition to the Company’s reportable segment, the Company’s consolidated results include both corporate activities and certain other activities. Corporate includes the Company’s corporate office building and support services provided to its subsidiaries. Other includes Tool Source Warehouse, Inc., which functions primarily as an internal distributor of tools.

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

The following tables present segment results:

	Three Months Ended January 31, 2021
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA

	(in thousands)
Geographic divisions	$741,885	$240,536	$24,942	$61,916
Other	9,306	2,788	92	671
Corporate	—	—	528	—
	$751,191	$243,324	$25,562	$62,587

	Three Months Ended January 31, 2020
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA

	(in thousands)
Geographic divisions	$754,916	$251,086	$28,791	$62,169
Other	6,436	2,387	56	528
Corporate	—	—	575	—
	$761,352	$253,473	$29,422	$62,697

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended January 31, 2021
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA

	(in thousands)
Geographic divisions	$2,341,430	$760,908	$78,507	$226,588
Other	25,190	7,945	274	1,575
Corporate	—	—	1,123	—
	$2,366,620	$768,853	$79,904	$228,163

	Nine Months Ended January 31, 2020
			Depreciation and	Adjusted
	Net Sales	Gross Profit	Amortization	EBITDA

	(in thousands)
Geographic divisions	$2,449,926	$804,340	$86,747	$234,422
Other	20,531	7,280	164	1,768
Corporate	—	—	1,304	—
	$2,470,457	$811,620	$88,215	$236,190

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

	(in thousands)
Net income	$16,126	$10,879	$71,814	$64,837
Interest expense	13,454	16,474	41,060	52,310
Write-off of debt discount and deferred financing fees	—	—	—	707
Interest income	(6)	(8)	(57)	(26)
Provision for income taxes	5,709	2,816	23,590	18,333
Depreciation expense	11,371	12,930	36,908	37,944
Amortization expense	14,191	16,492	42,996	50,271
Stock appreciation rights(a)	1,446	(347)	2,552	980
Redeemable noncontrolling interests(b)	624	(318)	1,062	326
Equity-based compensation(c)	1,877	1,465	6,734	5,175
Severance and other permitted costs(d)	(83)	1,700	2,626	3,648
Transaction costs (acquisitions and other)(e)	664	434	789	1,733
Gain on disposal and impairment of assets(f)	(1,404)	(130)	(529)	(872)
Effects of fair value adjustments to inventory(g)	—	310	—	461
Gain on legal settlement	(1,382)	—	(1,382)	—
Secondary public offering costs(h)	—	—	—	363
Adjusted EBITDA	$62,587	$62,697	$228,163	$236,190
(a)	Represents changes in the fair value of stock appreciation rights.
(b)	Represents changes in the fair value of noncontrolling interests.
(c)	Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in the calculation of Adjusted EBITDA under the ABL Facility and the Term Loan Facility, including certain unusual, nonrecurring costs and credits received due to the COVID-19 pandemic.
(e)	Represents costs related to acquisitions paid to third parties.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)
(f)	Includes gains from the sale of assets and impairment of assets resulting from restructuring plans to close certain facilities.
(g)	Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents costs paid to third-party advisors related to secondary offerings of our common stock.

Revenues by Product

The following table presents the Company’s net sales to external customers by main product lines:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

	(in thousands)
Wallboard	$311,122	$314,391	$969,634	$1,006,604
Ceilings	101,909	112,768	326,904	364,685
Steel framing	103,956	118,823	325,736	386,811
Other products	234,204	215,370	744,346	712,357
Total net sales	$751,191	$761,352	$2,366,620	$2,470,457

Geographic Information

The following table presents the Company’s net sales by major geographic area:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

	(in thousands)
United States	$637,568	$661,491	$2,001,020	$2,136,968
Canada	113,623	99,861	365,600	333,489
Total net sales	$751,191	$761,352	$2,366,620	$2,470,457

The following table presents the Company’s property and equipment, net, by major geographic area:

	January 31,	April 30,
	2021	2020

	(in thousands)
United States	$268,826	$270,855
Canada	36,318	34,612
Total property and equipment, net	$305,144	$305,467

GMS Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

15. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

	(in thousands, except per share data)
Net income	$16,126	$10,879	$71,814	$64,837
Less: Net income allocated to participating securities	—	—	—	273
Net income attributable to common stockholders	$16,126	$10,879	$71,814	$64,564
Basic earnings per common share:
Basic weighted average common shares outstanding	42,726	42,223	42,691	41,663
Basic earnings per common share	$0.38	$0.26	$1.68	$1.55
Diluted earnings per common share:
Basic weighted average common shares outstanding	42,726	42,223	42,691	41,663
Add: Common Stock Equivalents	635	726	493	738
Diluted weighted average common shares outstanding	43,361	42,949	43,184	42,401
Diluted earnings per common share	$0.37	$0.25	$1.66	$1.52

During the three and nine months ended January 31, 2021, approximately 0.3 million and 0.4 million, respectively, Common Stock Equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.

16. Subsequent Event

On February 1, 2021, the Company acquired D.L. Building Materials, Inc. (“D.L. Building Materials”) for a purchase price of approximately $39.1 million ($50.0 million Canadian dollars). D.L. Building Materials distributes wallboard, acoustical ceilings, steel framing, insulation and related building products in the Eastern Ontario and Western Quebec markets through two locations in Gatineau, Quebec and Kingston, Ontario.

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

Overview

Founded in 1971, GMS Inc. (“we,” “our,” “us” or the “Company”) is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary specialty building products. We purchase products from many manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of more than 265 distribution centers across the United States and Canada.

Business Strategy

Our business strategy entails an emphasis on organic growth through expanding market share in our core products (wallboard, ceilings and steel framing) and growing our complementary product lines (insulation, lumber, ready-mix joint compound, tools, fasteners and various other construction products). Our growth strategy also includes the pursuit of greenfield branch openings and strategic acquisitions as we seek to further broaden our geographic platform. We expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships. In addition, we will continue to selectively pursue acquisitions. Due to the large, highly-fragmented nature of our market and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that will fit our culture and business model and have an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can achieve substantial synergies and drive earnings accretion from our acquisition strategy. Finally, our growth strategy also entails a heightened focus on enhanced productivity and profitability across the organization, seeking to leverage our scale and employ both technology and best practices to deliver further margin expansion and earnings growth.

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

Net sales during the nine months ended January 31, 2021 declined compared to the comparable period in the prior year as a result of COVID-19 impacts that began in the fourth quarter of fiscal 2020. The decrease in net sales was more pronounced in our ceilings and steel framing products, as these product categories are tied primarily to commercial construction, which was more impacted by the COVID-19 pandemic than the residential market. The residential market has experienced an increase in demand and activity during the third quarter of fiscal 2021 compared to the prior year period. During the nine months ended January 31, 2021, we also incurred $0.7 million of incremental costs related to the COVID-19 pandemic, net of certain COVID-19 related credits for federal and state relief. However, we were able to respond quickly to reduce variable costs and have improved our selling, general and administrative expenses as a percent of sales. We also repaid the $87.2 million that we proactively borrowed under our revolving credit facilities in March 2020 and repaid certain accounts payable that were delayed at the end of fiscal 2020 in order to preserve liquidity. We will continue to manage costs in line with reduced net sales levels as the impact of COVID-19 develops.

While we are currently able to operate in all of our locations, a resurgence of the COVID-19 pandemic in key areas of our operations may require us to implement further restrictions, may require us to temporarily shut down facilities or may further impact our net sales. We will continue to actively monitor the COVID-19 pandemic and may take further actions that alter our business operations if required by federal, state, provincial or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 for more information regarding the impact of COVID-19 and our response.

Highlights

Key highlights in our business during the nine months ended January 31, 2021 are described below:

●	Generated net sales of $2,366.6 million during the nine months ended January 31, 2021, a 4.2% decrease from the prior year period primarily due to the negative impacts of the COVID-19 pandemic.
●	Generated net income of $71.8 million during the nine months ended January 31, 2021, a 10.8% increase compared to the prior year primarily due to a decrease in interest expense and a gain on legal settlement, partially offset by a decrease in operating income, primarily as a result of lower net sales as noted above.
●	Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $228.2 million during the nine months ended January 31, 2021, a 3.4% decrease compared to the prior year primarily due to the negative impact of the COVID-19 pandemic on net sales, partially offset by operating expense containment measures and strength in the Canadian housing market. Adjusted EBITDA as a percentage of net sales remained flat at 9.6% for the nine months ended January 31, 2021 and 2020.
●	Generated cash from operating activities during the nine months ended January 31, 2021 of $68.5 million.

Recent Developments

Acquisition

On February 1, 2021, we acquired D.L. Building Materials, Inc. (“D.L. Building Materials”) for a purchase price of approximately $39.1 million ($50.0 million Canadian dollars). D.L. Building Materials distributes wallboard, acoustical ceilings, steel framing, insulation and related building products in the Eastern Ontario and Western Quebec markets through two locations in Gatineau, Quebec and Kingston, Ontario.

Greenfields

In January 2021, we opened one new greenfield location in Waco, TX. In February 2021, we opened four new greenfield locations, which include locations in Atlantic City, NJ, Memphis, TN, Jackson, TN and Jonesboro, AR.

Results of Operations

The following table summarizes key components of our results of operations for the three and nine months ended January 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

	(dollars in thousands)
Statement of operations data:
Net sales	$751,191	$761,352	$2,366,620	$2,470,457
Cost of sales (exclusive of depreciation and amortization shown separately below)	507,867	507,879	1,597,767	1,658,837
Gross profit	243,324	253,473	768,853	811,620
Operating expenses:
Selling, general and administrative expenses	184,844	193,384	556,308	588,472
Depreciation and amortization	25,562	29,422	79,904	88,215
Total operating expenses	210,406	222,806	636,212	676,687
Operating income	32,918	30,667	132,641	134,933
Other (expense) income:
Interest expense	(13,454)	(16,474)	(41,060)	(52,310)
Gain on legal settlement	1,382	—	1,382	—
Write-off of debt discount and deferred financing fees	—	—	—	(707)
Other income (expense), net	989	(498)	2,441	1,254
Total other expense, net	(11,083)	(16,972)	(37,237)	(51,763)
Income before taxes	21,835	13,695	95,404	83,170
Provision for income taxes	5,709	2,816	23,590	18,333
Net income	$16,126	$10,879	$71,814	$64,837
Non-GAAP measures:
Adjusted EBITDA(1)	$62,587	$62,697	$228,163	$236,190
Adjusted EBITDA margin(1)(2)	8.3%	8.2%	9.6%	9.6%
(1)	Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.
(2)	Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Three Months Ended January 31, 2021 and 2020

Net Sales

	Three Months Ended
	January 31,		Change
	2021	2020	Dollar	Percent

	(dollars in thousands)
Wallboard	$311,122	$314,391	$(3,269)	(1.0)%
Ceilings	101,909	112,768	(10,859)	(9.6)%
Steel framing	103,956	118,823	(14,867)	(12.5)%
Other products	234,204	215,370	18,834	8.7%
Total net sales	$751,191	$761,352	$(10,161)	(1.3)%

The decrease in net sales during the three months ended January 31, 2021 compared to the prior year period was primarily due to the negative impacts of the COVID-19 pandemic. In addition, there was one less selling day during the three months ended January 31, 2021 compared to the prior year period. The decrease consisted of the following:

●	a decrease in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to a decline in price and product mix, partially offset by slightly higher volume;
●	a decrease in ceilings sales, which is principally impacted by commercial construction activity, primarily due to lower volume and product mix, partially offset by higher price;
●	a decrease in steel framing sales, which is principally impacted by commercial construction activity, primarily due a decline in volume and, to a lesser extent, price, partially offset by higher mix; and
●	an increase in other products sales, which include insulation, joint treatment, tools, lumber and various other specialty building products, primarily due to the execution of growth initiatives to increase other products sales, positive contributions from acquisitions and an increase in pricing in certain product categories.

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended January 31, 2021 and 2020:

	Three Months Ended
	January 31,		Change
	2021	2020	Dollar	Percent

	(dollars in thousands)
Net sales	$751,191	$761,352
Recently acquired net sales (1)	(2,085)	—
Impact of foreign currency (2)	(2,037)	—
Base business net sales (3)	$747,069	$761,352	$(14,283)	(1.9)%
(1)	Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended January 31, 2021, this includes net sales of Trowel Trades Supply, Inc., which was acquired on February 1, 2020.
(2)	Represents the impact of foreign currency translation on net sales.
(3)	Represents net sales of existing branches and branches that were opened by us during the period presented.

When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

The decrease in organic net sales was primarily driven by the negative impacts of the COVID-19 pandemic and one less selling day during the period, partially offset by growth in other products sales and strength in the Canadian housing market. The decrease was more pronounced in our ceilings and steel framing products, as these product categories are tied primarily to commercial construction, which was more impacted by the COVID-19 pandemic than the residential market.

Gross Profit and Gross Margin

	Three Months Ended
	January 31,		Change
	2021	2020	Dollar	Percent

	(dollars in thousands)
Gross profit	$243,324	$253,473	$(10,149)	(4.0)%
Gross margin	32.4%	33.3%

The decrease in gross profit during the three months ended January 31, 2021 compared to the prior year period was primarily due to a decrease in sales volume resulting from the impact of the COVID-19 pandemic. The decrease in gross margin on net sales for the three months ended January 31, 2021 compared to the prior year period was primarily due to unfavorable mix and challenging price-cost dynamics for certain product categories.

Selling, General and Administrative Expenses

	Three Months Ended
	January 31,		Change
	2021	2020	Dollar	Percent

	(dollars in thousands)
Selling, general and administrative expenses	$184,844	$193,384	$(8,540)	(4.4)%
% of net sales	24.6%	25.4%

Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses decreased during the three months ended January 31, 2021 compared to the prior year period primarily due to decreases in payroll and payroll related costs, travel costs and fuel costs, which were driven by reduced sales volume due to the impact of the COVID-19 pandemic. Also contributing to the decrease was an increase in gain on disposal and sale of fixed assets. Selling, general and administrative expenses as a percent of our net sales decreased during the three months ended January 31, 2021 compared to the prior year period primarily due to proactive actions taken to reduce costs in response to the COVID-19 pandemic, partially offset by deflationary market pricing and unfavorable mix impacts of certain of our products.

Depreciation and Amortization Expense

	Three Months Ended
	January 31,		Change
	2021	2020	Dollar	Percent

	(dollars in thousands)
Depreciation	$11,371	$12,930	$(1,559)	(12.1)%
Amortization	14,191	16,492	(2,301)	(14.0)%
Depreciation and amortization	$25,562	$29,422	$(3,860)	(13.1)%

Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. The decrease in depreciation expense during the three months ended January 31, 2021 compared to the prior year period was primarily due to assets becoming fully depreciated during the period, partially offset by capital expenditures and acquisitions over the past year. The decrease in amortization expense during the three months ended January 31, 2021 was primarily due to the time-based progression of our use of the accelerated method of amortization for acquired customer relationships.

Interest Expense

	Three Months Ended
	January 31,		Change
	2021	2020	Dollar	Percent

	(dollars in thousands)
Interest expense	$13,454	$16,474	$(3,020)	(18.3)%

Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The decrease in interest expense during the three months ended January 31, 2021 compared to the prior year period was primarily due to a decrease in the outstanding amount of debt and a decrease in interest rates.

Income Taxes

	Three Months Ended
	January 31,		Change
	2021	2020	Dollar	Percent

	(dollars in thousands)
Provision for income taxes	$5,709	$2,816	$2,893	102.7%
Effective tax rate	26.1%	20.6%

The increase in the effective income tax rate during the three months ended January 31, 2021 compared to the prior year period was primarily due to the impact of foreign taxes and stock-based compensation.

Nine Months Ended January 31, 2021 and 2020

Net Sales

	Nine Months Ended
	January 31,		Change
	2021	2020	Dollar	Percent

	(dollars in thousands)
Wallboard	$969,634	$1,006,604	$(36,970)	(3.7)%
Ceilings	326,904	364,685	(37,781)	(10.4)%
Steel framing	325,736	386,811	(61,075)	(15.8)%
Other products	744,346	712,357	31,989	4.5%
Total net sales	$2,366,620	$2,470,457	$(103,837)	(4.2)%

The decrease in net sales during the nine months ended January 31, 2021 compared to the prior year period was primarily due to the negative impacts of the COVID-19 pandemic. In addition, there were two less selling days during the nine months ended January 31, 2021 compared to the prior year period. The decrease in net sales consisted of the following:

●	a decrease in wallboard sales primarily due to a decline in both price and product mix and, to a lesser extent, lower volumes;
●	a decrease in ceilings sales primarily due to lower volumes and product mix, partially offset by higher pricing;
●	a decrease in steel framing sales primarily due to a decline in volumes, pricing and product mix; and
●	an increase in other products sales primarily due to execution of growth initiatives to increase other products sales and positive contributions from acquisitions.

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the nine months ended January 31, 2021 and 2020:

	Nine Months Ended
	January 31,		Change
	2021	2020	Dollar	Percent

	(dollars in thousands)
Net sales	$2,366,620	$2,470,457
Recently acquired net sales (1)	(14,986)	—
Impact of foreign currency (2)	1,459	—
Base business net sales (3)	$2,353,093	$2,470,457	$(117,364)	(4.8)%
(1)	Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the nine months ended January 31, 2021, this includes net sales of J.P. Hart Lumber Company, which was acquired on June 3, 2019, Rigney Building Supplies Ltd., which was acquired on November 1, 2019 and Trowel Trades Supply, Inc., which was acquired on February 1, 2020.
(2)	Represents the impact of foreign currency translation on net sales.
(3)	Represents net sales of existing branches and branches that were opened by us during the period presented.

The decrease in organic net sales was primarily driven by the negative impacts of the COVID-19 pandemic and two less selling days during the period, partially offset by growth in other products sales and strength in the Canadian housing market. The decrease was more pronounced in our ceilings and steel framing products, as these product categories are tied primarily to commercial construction, which was more impacted by the COVID-19 pandemic than the residential market.

Gross Profit and Gross Margin

	Nine Months Ended
	January 31,		Change
	2021	2020	Dollar	Percent

	(dollars in thousands)
Gross profit	$768,853	$811,620	$(42,767)	(5.3)%
Gross margin	32.5%	32.9%

The decrease in gross profit during the nine months ended January 31, 2021 compared to the prior year period was primarily due to a decrease in sales volume due to the impact of the COVID-19 pandemic. The decrease in gross margin on net sales for the nine months ended January 31, 2021 compared to the prior year period was primarily due to increased competition and product mix.

Selling, General and Administrative Expenses

	Nine Months Ended
	January 31,		Change
	2021	2020	Dollar	Percent

	(dollars in thousands)
Selling, general and administrative expenses	$556,308	$588,472	$(32,164)	(5.5)%
% of net sales	23.5%	23.8%

Selling, general and administrative expenses decreased during the nine months ended January 31, 2021 compared to the prior year period primarily due to decreases in payroll and payroll related costs, travel costs, fuel costs and contract labor, which were driven by reduced sales volume due to the impact of the COVID-19 pandemic. Selling, general and administrative expenses as a percent of our net sales decreased during the nine months ended January 31, 2021 compared to the prior year period primarily due to proactive actions taken to reduce costs in response to the COVID-19 pandemic, partially offset by deflationary market pricing of certain of our products and incremental costs as a result of the COVID-19 pandemic.

Depreciation and Amortization Expense

	Nine Months Ended
	January 31,		Change
	2021	2020	Dollar	Percent

	(dollars in thousands)
Depreciation	$36,908	$37,944	$(1,036)	(2.7)%
Amortization	42,996	50,271	(7,275)	(14.5)%
Depreciation and amortization	$79,904	$88,215	$(8,311)	(9.4)%

The decrease in depreciation expense during the nine months ended January 31, 2021 was primarily due to assets becoming fully depreciated during the period, partially offset by capital expenditures and acquisitions over the past year. The decrease in amortization expense during the nine months ended January 31, 2021 was primarily due to the time-based progression of our use of the accelerated method of amortization for acquired customer relationships.

Interest Expense

	Nine Months Ended
	January 31,		Change
	2021	2020	Dollar	Percent

	(dollars in thousands)
Interest expense	$41,060	$52,310	$(11,250)	(21.5)%

The decrease in interest expense during the nine months ended January 31, 2021 compared to the prior year period was primarily due to a decrease in the outstanding amount of debt and a decrease in interest rates.

Income Taxes

	Nine Months Ended
	January 31,		Change
	2021	2020	Dollar	Percent

	(dollars in thousands)
Provision for income taxes	$23,590	$18,333	$5,257	28.7%
Effective tax rate	24.7%	22.0%

The change in the effective income tax rate during the nine months ended January 31, 2021 compared to the prior year period was primarily due to the impact of state taxes, foreign taxes and stock-based compensation.

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

As of January 31, 2021, we had available borrowing capacity of approximately $383.5 million under our $445.0 million ABL Facility. The ABL Facility is scheduled to mature on September 30, 2024.

As of January 31, 2021, we had available borrowing capacity of approximately $23.5 million under our Canadian revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $23.5 million ($30.0 million Canadian dollars). In January 2021, we amended our Canadian Facility to, among other things, extend the maturity date to January 12, 2026 and remove the highest pricing level applicable to borrowings under the Canadian Facility. The other material terms of the Canadian Facility remain unchanged. The Canadian Facility matures on January 12, 2026.

For more information regarding our ABL Facility and other indebtedness, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

We have a common stock repurchase program authorized by our Board of Directors to repurchase up to $75.0 million of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. The timing and amount of any purchases of our common stock will be subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. We repurchased approximately 80,000 shares of our common stock for $2.0 million during the nine months ended January 31, 2021. As of January 31, 2021, we had $56.5 million of remaining purchase authorization.

We regularly evaluate opportunities to optimize our capital structure, including through consideration of the issuance or incurrence of additional debt to refinance existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives, acquisitions and our stock repurchase program.

Cash Flows

A summary of our operating, investing and financing activities is shown in the following table:

	Nine Months Ended
	January 31,
	2021	2020

	(in thousands)
Cash provided by operating activities	$68,496	$135,367
Cash used in investing activities	(16,675)	(40,388)
Cash used in financing activities	(114,652)	(101,371)
Effect of exchange rates on cash and cash equivalents	2,495	3
Decrease in cash and cash equivalents	$(60,336)	$(6,389)

Operating Activities

The decrease in cash provided by operating activities during the nine months ended January 31, 2021 compared to the prior year period was primarily due to a $57.1 million decrease in cash resulting from changes to our net working capital and a $9.8 million decrease in net income after adjustments for non-cash items. The decrease in cash from net working capital was primarily due to our efforts to preserve liquidity at the end of fiscal 2020 in response to the COVID-19 pandemic. We postponed certain payments of accounts payable at the end of fiscal 2020, which we subsequently paid during the nine months ended January 31, 2021. Also contributing to the decrease in cash from net working capital was an increase in cash used to purchase inventory.

Investing Activities

The decrease in cash used in investing activities during the nine months ended January 31, 2021 compared to the prior year period was primarily due to a $20.7 million decrease in cash used for acquisitions and a $3.0 million decrease in capital expenditures.

Capital expenditures during the nine months ended January 31, 2021 primarily consisted of building and leasehold improvements, vehicles and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods.

Financing Activities

The increase in cash used in financing activities during the nine months ended January 31, 2021 compared to the prior year period was primarily due to the repayment of $87.2 million of our revolving credit facilities we proactively borrowed in March 2020, a $4.7 million increase in principal payments on finance leases, a $4.6 million decrease in proceeds from exercises of stock options and $2.0 million of repurchases of common stock during the nine months ended January 31, 2021. These increases were partially offset by cash used in the prior year period for a $50.0 million principal prepayment of debt.

Debt Covenants

Our senior secured first lien term loan facility (the “Term Loan Facility”) contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. We were in compliance with all covenants contained in the Term Loan Facility as of January 31, 2021.

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of January 31, 2021.

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

In addition, we utilize Adjusted EBITDA in certain calculations as defined in the ABL Facility and the Term Loan Facility. The ABL Facility and the Term Loan Facility permit us to make certain additional adjustments in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this Quarterly Report on Form 10-Q. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA.

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

The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended January 31, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2021	2020	2021	2020

	(in thousands)
Net income	$16,126	$10,879	$71,814	$64,837
Interest expense	13,454	16,474	41,060	52,310
Write-off of debt discount and deferred financing fees	—	—	—	707
Interest income	(6)	(8)	(57)	(26)
Provision for income taxes	5,709	2,816	23,590	18,333
Depreciation expense	11,371	12,930	36,908	37,944
Amortization expense	14,191	16,492	42,996	50,271
Stock appreciation rights(a)	1,446	(347)	2,552	980
Redeemable noncontrolling interests(b)	624	(318)	1,062	326
Equity-based compensation(c)	1,877	1,465	6,734	5,175
Severance and other permitted costs(d)	(83)	1,700	2,626	3,648
Transaction costs (acquisitions and other)(e)	664	434	789	1,733
Gain on disposal and impairment of assets(f)	(1,404)	(130)	(529)	(872)
Effects of fair value adjustments to inventory(g)	—	310	—	461
Gain on legal settlement	(1,382)	—	(1,382)	—
Secondary public offering costs(h)	—	—	—	363
Adjusted EBITDA	$62,587	$62,697	$228,163	$236,190

Net sales	$751,191	$761,352	$2,366,620	$2,470,457
Adjusted EBITDA Margin	8.3%	8.2%	9.6%	9.6%
(a)	Represents changes in the fair value of stock appreciation rights.
(b)	Represents changes in the fair value of noncontrolling interests.
(c)	Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)	Represents severance expenses and other costs permitted in the calculation of Adjusted EBITDA under the ABL Facility and the Term Loan Facility, including certain unusual, nonrecurring costs and credits received due to the COVID-19 pandemic.

(e)	Represents costs related to acquisitions paid to third parties.
(f)	Includes gains from the sale of assets and impairment of assets resulting from restructuring plans to close certain facilities.
(g)	Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.
(h)	Represents costs paid to third-party advisors related to secondary offerings of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of January 31, 2021, approximately 1,019 asbestos-related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 973 have been dismissed without any payment by us, 36 are pending and only 10 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The number of shares repurchased and the average price paid per share for each month in the three months ended January 31, 2021 are as follows:

			Total Number of	Approximate
	Total Number	Average	Shares Repurchased	Dollar Value that May
	of Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Repurchased	Per Share	Announced Program (1)	Under the Program
				(in thousands)
November 1 through November 30	16,417	$24.64	16,417	$56,854
December 1 through December 31	13,241	28.22	13,241	56,480
January 1 through January 31	—	—	—	56,480
Total	29,658		29,658
(1)	On November 30, 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. We may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with Rule 10b5-1 and/or in privately negotiated transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits. The following exhibits are filed as part of this report:

Exhibit No.		Exhibit Description
3.1		Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2020).

3.2		Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 23, 2020).

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

GMS INC.

Date: March 4, 2021	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)