Form 10-K
period 2021-04-30
GMS Inc.
filed 2021-06-24
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 001-37784
______________________________________________________________
GMS INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________

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
______________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on October 31, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was $961.7 million (based on the closing sale price of the Registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 43,077,267 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 31, 2021.
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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1, “Business,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•the negative impact of the COVID-19 pandemic (which, among other things, may exacerbate each of the risks listed below);
•general economic and financial conditions;
•our dependency upon the commercial and residential construction and residential repair and remodeling, or R&R, markets;
•competition in our highly fragmented industry and the markets in which we operate;
•the fluctuations in prices and mix of the products we distribute and our ability to pass on price increases to our customers;
•the consolidation of our industry;
•our ability to successfully implement our strategic initiatives, which include pursuing growth through acquisitions and greenfield branch expansion, as well as cost reduction and productivity initiatives;
•our ability to expand into new geographic markets;
•product shortages, other disruptions in our supply chain or distribution network and potential loss of relationships with key suppliers;
•the seasonality of the commercial and residential construction markets;
•the potential loss of any significant customers and the reduction of the quantity of products our customers purchase;
•exposure to product liability and various other claims and litigation, and the adequacy of insurance related thereto;
•operating hazards that may cause personal injury or property damage;

•our ability to attract and retain key employees;
•rising health care costs and labor costs, including the impact of labor and trucking shortages;
•the credit risk from our customers;
•our ability to renew leases for our facilities on favorable terms or identify new facilities;
•our ability to effectively manage our inventory as our sales volume or the prices of the products we distribute fluctuate;
•the impact of federal, state, provincial and local regulations, including potential changes in our effective tax rate;
•the cost of compliance with environmental, health and safety laws and other regulations;
•significant fluctuations in fuel costs or shortages in the supply of fuel;
•a cybersecurity breach, including misappropriation of our customers’, employees’ or suppliers’ confidential information, and the potential costs related thereto;
•a disruption in our IT systems and costs necessary to maintain and update our IT systems;
•natural or man-made disruptions to our facilities;
•the risk of our Canadian operations, including currency rate fluctuations;
•the imposition of tariffs and other trade barriers, and the effect of retaliatory trade measures;
•our inability to engage in activities that may be in our best long-term interests because of restrictions in our debt agreements;
•our current level of indebtedness and our potential to incur additional indebtedness;
•our ability to obtain additional financing on acceptable terms, if at all; and
•other risks and uncertainties, including those listed in Item 1A, “Risk Factors.”
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

PART I
Item 1. Business
Company Overview and History
GMS Inc. (“we,” “our,” “us,” or the “Company”) is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary building products. We purchase products from many manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of 268 distribution centers across the United States and Canada.
Since our founding in 1971, we have grown our business from a single location to 268 branches across 44 U.S. states and six Canadian provinces through a combination of strategic acquisitions, opening new branches (“greenfields”) and organic growth. Underpinning that growth is our entrepreneurial culture, which both enables us to drive organic growth by delivering outstanding customer service and makes us an attractive acquirer for smaller distributors.
Business Strategy
Our business strategy includes an emphasis on organic growth through expanding market share in our core products (wallboard, ceilings and steel framing) and growing our complementary product lines (insulation, lumber, ready-mix joint compound, tools, fasteners and various other construction products). Our growth strategy also includes the pursuit of greenfield branch openings and strategic acquisitions as we seek to further broaden our geographic platform. We expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships. In addition, we will continue to pursue acquisitions. Due to the large, highly-fragmented nature of our markets and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that we believe will fit our culture and business model and we have built an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can continue to achieve substantial synergies and drive earnings accretion from our acquisition strategy. Finally, our growth strategy also entails a heightened focus on enhanced productivity and profitability across the organization, seeking to leverage our scale and employ both technology and other best practices to deliver further margin expansion and earnings growth.
COVID-19 Pandemic
Beginning in March 2020 and throughout fiscal 2021, our business was negatively impacted by the COVID-19 global pandemic. The COVID-19 pandemic caused significant volatility, uncertainty and economic disruption and impacted our operations and the operations of our customers and vendors as a result of quarantines, branch closures, travel and logistics restrictions, project delays or shutdowns, decreased demand and general market disruptions. By the end of fiscal 2021, numerous countries, including the United States and Canada, had approved various vaccines and began distributing them to their citizens. The extent to which the COVID-19 pandemic impacts our future business, strategic initiatives, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration, spread, severity and resurgence, of the COVID-19 pandemic, the continuing effects of the COVID-19 pandemic on our customers, vendors and employees, the remedial actions and stimulus measures adopted by local and federal governments, and the extent to which normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of any economic downturn, recession or depression that has occurred or may occur in the future. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information regarding the impact of COVID-19 and our response.

Products
We provide a comprehensive product offering of wallboard, ceilings, steel framing and complementary construction products. By carrying a full line of wallboard and ceilings along with steel framing and other complementary products, we serve as a one-stop-shop for our customers. For information on net sales of our products, see Note 17, “Segments” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Ceilings
Our ceilings product line consists of suspended mineral fiber, soft fiber and metal ceiling systems primarily used in offices, hotels, hospitals, retail facilities, schools and a variety of other commercial and institutional buildings. The principal components of our ceiling systems are typically square mineral fiber tiles and the metal grid that holds the tile in place, and architectural specialty ceilings. Architectural specialty ceiling products are a growing component of our product offering given their specified, often customized nature and our ability to service customer requirements through a dedicated and experienced sales force focused on such products.
Our ceilings product line is almost exclusively sold into commercial and institutional applications. Because interior contractors frequently purchase ceilings and wallboard from the same distributor, the breadth of our offerings serves to increase sales of all of our product lines, which are often delivered together to the same worksite as part of a commercial package. In the ceilings market, brand is highly valued and often specified by the architect of a commercial building. Because of our strong market position, we have exclusive access to the leading ceilings brands in many of our local markets. In addition, because ceiling tile systems differ in size, shape and aesthetic appeal between manufacturers, they are often replaced with the same brand for R&R projects. As a result, the leading brands’ installed base of product generates built-in demand for replacement product over time, and we benefit from these recurring sales.
Steel Framing
Our steel framing product line consists of steel track, studs and the various other steel products used to frame the interior walls of a commercial or institutional building. Typically the contractor who installs the steel framing also installs the wallboard, and the two products, along with ceilings, insulation and complementary products are sold together as part of a commercial package. Nearly all of our steel framing products are sold for use in commercial buildings.
Complementary Products
In addition to our three primary product lines, we offer our customers complementary products, including insulation, lumber and other wood products, ready-mix joint compound and various other construction products as well as ancillary products they need to complete a construction project, including tools, fasteners and safety products. We partner with leading branded vendors for many of these products and merchandise them in showrooms that are adjacent to many of our warehouses. In addition, certain products are provided on a regional basis to address local preferences. In recent years, through specific initiatives and strategic acquisitions, we have expanded our complementary product lines in order to further solidify our position as a one-stop-shop for the interior contractor and gain a greater share of their overall purchases. We believe our customers value our product breadth and geographic reach, as well as our on-site expertise and consultative services. While pricing is important to our customers, availability, convenience, and expertise are also important factors in their purchase decisions. These complementary products allow us to provide a full suite of products across our entire business, enhancing our margins and creating value for our customers.
Distribution
We serve as a critical link between our suppliers and our highly fragmented customer base. Based on wallboard’s unique product attributes and delivery requirements, distributing wallboard requires a higher degree of logistics and service expertise than most other building products. Wallboard has a high weight-to-value ratio, is easily damaged, cannot be left outside and often must be delivered to a job site before or after normal business hours. As a value-added service, we often deliver wallboard directly to the specific room where it will be installed. For example, we can place the amount and type of wallboard necessary for a second story room of a new building through the second story window using a specialized truck with an articulating boom loader. To do this effectively, we need to load the truck at the branch so that the amount and type of wallboard for each room of the building can be off-loaded by the articulating boom loader in the right sequence. Our sales, dispatch and delivery teams then coordinate an often complicated, customized delivery plan to ensure that our delivery schedule matches the customer’s job site schedule, that deliveries are made with regard to the specific challenges of a customer’s job site, that no damage occurs to the customer’s property and, most importantly, that proper safety procedures are followed at all times. Often this requires us to send an employee to a job site before the delivery is made to document the specific requirements and safety considerations of a particular location. Given the logistical intensity of this process and the premium contractors place on distributors delivering the right product, at the right time, in the right place, we are able to differentiate ourselves based on service. In addition to executing a logistics-intensive service, for all of our products we facilitate purchasing relationships between suppliers and our highly fragmented customer base by transferring technical product knowledge, educating contractors on proper installation techniques for new products, ensuring local product availability and extending trade credit.
Our Industry
As the construction market in North America evolved during the second half of the 20th century, contractors began to specialize in specific trades within the construction process, and specialty distributors emerged to supply them. Wallboard, ceilings and steel framing installation were some of these trades, and we, along with other specialty distributors, tailored our product offerings and service capabilities to meet the unique needs of those trades. Today, specialty distributors comprise the preferred distribution channel for wallboard, ceilings and steel framing in both the commercial and residential construction markets. In addition to focusing on their core products, specialty distributors also offer additional and ancillary products, which are complementary to their main products in an effort to provide their customers with a full suite of relevant products. As a result, many specialty distributors, including us, have gradually expanded their product lines to include a number of complementary products, including insulation, lumber, tools and fasteners and various other construction products.
We believe the success of the specialty distribution model in wallboard, ceilings and steel framing is driven by the strong value proposition we provide to our customers. Given the logistical complexity of the distribution services we provide to safely deliver and stock the right products to the appropriate locations, the expertise needed to execute effectively, and the special equipment required, we believe specialty distributors focused on wallboard, ceilings and steel framing are best suited to meet contractors’ needs. The main drivers for our products are commercial new construction, commercial R&R, residential new construction and residential R&R.
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
We believe commercial R&R spending has historically been more stable than new commercial construction activity. Commercial R&R spending is typically driven by several factors, including commercial real estate prices and rental rates, office vacancy rates, government spending and interest rates. Commercial R&R spending is also driven by commercial lease expirations and renewals, as well as tenant turnover. Such events often result in repair, reconfiguration and/or upgrading of existing commercial space.

Residential
Residential construction activity is driven by several factors, including demographics, the overall economic outlook, employment, income growth, availability of housing, home prices, availability of mortgage financing and related government regulations, interest rates and consumer confidence, among others.
We believe residential R&R activity is typically more stable than new residential construction activity. The primary drivers of residential R&R spending include changes in existing home prices, existing home sales, the average age of the housing stock, consumer confidence and interest rates.
Customers
Our diverse customer base consists of more than 34,500 contractors as well as homebuilders. We maintain local relationships with our contractors through our network of branches and our extensive salesforce. We also serve our large homebuilder customers through our local branches, but coordinate the relationships on a national basis through our corporate facility. Our ability to serve multi-regional homebuilders across their footprints provides value to them and differentiates us from most of our competitors. During fiscal 2021 and 2020, our single largest customer accounted for 2.3% of our net sales and our top ten customers accounted for 9.0% and 8.8% of our net sales, respectively.
Suppliers
Our leading market position, North American footprint and superior service capabilities have allowed us to develop strong relationships with our suppliers. We maintain strong, long-term relationships with the major North American wallboard, ceilings, steel and insulation manufacturers, as well as vendors of other complementary building products, where the supply base is widely fragmented. Because we account for a meaningful portion of their volumes and provide them with an extensive salesforce to market their products, we are viewed by our suppliers as a key channel partner and often have exclusive relationships with these suppliers in certain markets. We believe this position provides us with advantaged procurement.
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
Competition
We compete against other specialty distributors as well as big box retailers and lumberyards. Among specialty distributors, we compete against a small number of large distributors and many small, local, privately-owned distributors. Our largest competitors include: Foundation Building Materials and L&W Supply Co. Inc (a subsidiary of ABC Supply Company). However, we believe smaller, regional or local competitors still comprise a significant proportion of the industry along with big-box retailers. The principal competitive factors in our business include, but are not limited to, availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; delivery capabilities; pricing of products; and availability of credit.
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

Intellectual Property
We own United States trademark registrations for approximately 30 trademarks that we use in our business. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain these trademark registrations as long as they remain valuable to our business. Other than certain of our local brands, the retention of which we believe helps maintain customer loyalty, we do not believe our business is dependent to a material degree on trademarks, patents, copyrights or trade secrets.
Human Capital
Employees
As of April 30, 2021, we had 5,843 active team members. We do not have a significant number of employees affiliated with labor unions. We believe that we have good relations with our employees. Additionally, we believe that the training provided through our employee development programs and our entrepreneurial, performance-based culture provides significant benefits to our employees.
Health, Safety and Wellness
Providing a safe work environment for our employees, vendors, and customers is a primary mission for all of us at GMS, as well as our family of companies. We abide by all safety requirements and regulations and endeavor to eliminate unsafe conditions and minimize related risks by identifying and supporting safe work practices, promoting safety awareness, furnishing protective equipment, and providing employee training and education. A recent example of our safety philosophy at work is the implementation of a comprehensive and uniform vehicle fall protection safety policy across our organization in order to mitigate the risk of falls from vehicles, a potentially serious safety hazard in our business.
During the COVID-19 pandemic, we have taken a number of actions to protect the health and well-being of our employees. These actions include providing personal protective equipment, expanding healthcare benefits and re-configuring working spaces and arrangements.
Diversity and Inclusion
At GMS, every person is important and as such, we have a responsibility to foster a workplace that values contributions and perspectives from a variety of backgrounds, skills and experiences regardless of race, color, age, sex, national origin, religion, marital status, sexual orientation, gender identity, gender expression, disability, or veteran status. Our differences make us a stronger team and the diversity in our thoughts and ideas makes us better able to serve our customers and other stakeholders. Both our Board of Directors and Leadership Team are fully committed to carrying out this responsibility and recognize our work here is never done.
Our recent initiatives include the establishment of a company-wide diversity and inclusion program designed to support a diverse and inclusive work environment, with a dedicated, full-time leader. We are committed to building a comprehensive diversity and inclusion strategy to do our part to drive change. Recognizing this is an ongoing, multi-year journey, we have committed human and financial resources to develop and execute this strategy and further the work we need to do to within GMS and our communities, with regular counsel from and oversight by our Board of Directors.
Compensation and Benefits
We are committed to providing our employees with a competitive compensation package that rewards performance and achievement of desired business results. Our total compensation package includes, depending on the position, cash compensation (wages or base salary and incentive or bonus payments), company contributions toward additional benefits (such as health and disability plans), retirement plans with a company match and paid time off. We also offer the opportunity to become a stockholder through equity grants for management and our employee stock purchase plan. We analyze our compensation and benefits programs annually to ensure we remain competitive and make changes as necessary.

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
Risks Relating to our Industry and Economic Conditions
The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations.
The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions, which in turn has materially impacted our business. In particular, the COVID-19 pandemic impacted our operations including adversely impacting demand for our products, especially for those products tied to the commercial construction sector and disrupting our business operations. While we expect the COVID-19 pandemic to continue to impact our business in the near term, the ultimate extent to which the COVID-19 pandemic will continue to impact our business, financial condition results of operations and cash flows will depend on future developments, which are highly uncertain and cannot be predicted. These developments include the duration, severity and scope of the pandemic (including the possibility of further surges or variations of COVID-19 or the emergence of other health epidemics or pandemics), the timing and efficacy of the vaccination program in the United States and Canada, further actions taken by governmental authorities, including future stimulus programs, in response to the pandemic and changing consumer and supplier behavior.
Our business depends in large part on both new construction and repair and remodeling activity in both the commercial and residential markets, all of which is generally dependent on the overall health of the economy. The economic impacts resulting from the COVID-19 pandemic have had, and may continue to have, a material and adverse impact on new construction and repair and remodeling (“R&R”) activity, across both the commercial and residential markets, which in turn impacts demand for our products and services.
Furthermore, market disruptions could result in downward pricing pressures as our competitors compete for fewer jobs, adversely impacting our net sales and margins. The economic impacts resulting from the pandemic could also result in further deflationary pressure on certain of our products. In addition, our commercial market segments include offices, hotels, retail stores and other commercial buildings, many of which have been particularly affected by the pandemic. There is no guarantee that the pandemic will not have a lasting material and adverse impact on construction and repair and remodeling activities in these and other market subsegments even in the event of a general economic recovery.
While we are currently able to operate in all of our locations, we have experienced meaningful disruption in the operation of our business. During the course of the COVID-19 pandemic, we had to temporarily close certain of our locations. We also had to temporarily close many of our showrooms, implement permanent headcount reductions, furlough certain employees and delay or reduce capital expenditures and suspend acquisition-related activity. We have adopted and complied with new protocols and safety measures at our facilities and job sites, which may impact productivity and efficiency of delivery of our products and services. While our markets have largely re-opened, the severity and duration of these disruptions will depend in large part on the duration and any worsening or recurrence of the pandemic.
There is no guarantee that we will not face new and continued disruptions in the future resulting from the pandemic or other public health crises. These disruptions may include the ability of our suppliers to manufacture, or our ability to procure from these suppliers, the products we sell; our ability to meet delivery requirements and commitments; the ability of our employees to perform their work due to impacts caused by the pandemic or local, state, or federal orders that restrict our operations or the operations of our customers; the ability of carriers to deliver our products to our branches and customers; the ability of our customers to conduct their business and purchase our products and services; the ability of our customers to pay us on a timely basis; our ability to operate in a typical manner or at all, generate revenues and cash flows, and/or access the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business.
Considerable uncertainty still surrounds the COVID-19 pandemic and its potential long-term effects, and the extent of and effectiveness of any responses taken on local, state, national and global levels, including the timing and efficacy of the vaccination program in the U.S. and Canada and future stimulus programs.
In addition, a resurgence of the COVID-19 pandemic in key areas of our operations may require us to implement further restrictions, may require us to temporarily close facilities or may further impact our net sales. Furthermore, the other risk factors included herein could be heightened as a result of the impact of the COVID-19 pandemic or any other public health crisis. We will continue to actively monitor the COVID-19 pandemic and may take further actions that alter our business operations if required by federal, state, provincial or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders.
Our business is affected by general business, financial market and economic conditions, which could adversely affect our results of operations.
Our business and results of operations are significantly affected by general business, financial market and economic conditions in the United States and Canada. General business, financial market and economic conditions that could impact the level of activity in the commercial and residential construction and R&R markets include, among others, interest rate fluctuations, inflation, unemployment levels, tax rates and policy, capital spending, bankruptcies, volatility in both the debt and equity capital markets, liquidity of the global financial markets, credit and mortgage markets, consumer confidence, global economic growth, local, state, provincial and federal government regulation, the strength of regional and local economies in which we operate and the impact of public health emergencies, including the COVID-19 pandemic. Because our markets are sensitive to changes in the economy, downturns (or lack of substantial improvement) in the economy in any region in which we operate could adversely affect our business, financial condition, results of operations and cash flows.
Our sales are in part dependent upon the commercial new construction market and the commercial R&R market.
We cannot predict the duration of the current market conditions, changes in the demand for commercial space, or the timing or strength of any future recovery or downturn of commercial construction activity in our markets. Weakness in the commercial construction market and the commercial R&R market, would have a significant adverse effect on our business, financial condition and operating results. Furthermore, uncertainty about current and future economic conditions will continue to pose a risk to our business that serves the commercial construction and R&R markets as participants in this industry may postpone spending in response to the COVID-19 pandemic, tighter credit, negative financial news, a recession and/or declines in income, which could have a continued material negative effect on the demand for our products and services.
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
We primarily compete in the distribution markets of wallboard, ceilings and complementary interior construction products with smaller distributors, but we also face competition from several national and multi-regional distributors of building materials, some of which are larger and have greater financial resources than us.
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

Risks Relating to our Business
We are subject to significant fluctuations in prices and mix of the products we distribute and we may not be able to pass on price increases to our customers.
Large contractors and homebuilders in both the commercial and residential industries have historically been able to exert significant pressure on their outside suppliers and distributors to keep prices low in the highly fragmented building products supply and services industry. Continued consolidation in the commercial and residential industries and changes in builders’ purchasing policies and payment practices could result in even further pricing pressure. Furthermore, in the event that new construction and R&R activity significantly declines, we could face increased pricing pressure from our competitors as we compete for a reduced number of projects. A decline in the prices of the products we distribute could adversely impact our operating results. When the prices of the products we distribute decline, customer demand for lower prices could result in lower sales prices and, to the extent that our inventory at the time was purchased at higher costs, lower margins. Alternatively, our suppliers may increase prices or reduce discounts on the products we distribute and we may be unable to pass on any cost increase to our customers, thereby resulting in reduced margins and profits. Overall, these pricing pressures may adversely affect our operating results and cash flows. In addition, we may experience changes in our customer mix or in our product mix. If customers require more lower-margin products from us and few higher-margin products, our business, financial condition, results of operations and cash flows may suffer.
We may be unable to successfully implement our business strategy, which includes pursuing strategic acquisitions and opening new branches.
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
We intend to continue to pursue our business strategy to expand into new geographic markets for the foreseeable future. Our expansion into new geographic markets may present competitive, distribution and other challenges that differ from the challenges we currently face. In addition, we may be less familiar with the customers in these markets and may ultimately face different or additional risks, as well as increased or unexpected costs, compared to those we experience in our existing markets. Expansion into new geographic markets may also expose us to direct competition with companies with whom we have limited or no past experience as competitors. To the extent we rely upon expanding into new geographic markets and do not meet, or are unprepared for, any new challenges posed by such expansion, our future sales growth could be negatively impacted, our operating costs could increase, and our business and results of operations could be negatively affected.
Product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.
The products we distribute are manufactured by several major suppliers. Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Historically the wallboard and steel products we distribute have been available from various sources and in sufficient quantities to meet our customer demand. However, given the current high demand in residential construction, certain wallboard and steel products are on long lead times from suppliers and as a result, our ability to obtain adequate supply of such wallboard and steel products has been, and may continue to be, adversely affected. Ceiling distribution arrangements are often exclusive to certain specified geographic areas. Any disruption or shortage in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenues, reduced margins and damage to our relationships with customers. Supply shortages may occur as a result of, among other things, unanticipated increases in demand, shortage of raw materials, including the availability of synthetic gypsum, work stoppages, manufacturing challenges, natural disasters and pandemics, including the COVID-19 pandemic, military conflicts, civil unrest, acts of terrorism or difficulties in production or delivery. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements, such as those whereby we are afforded exclusive distribution rights in certain geographic areas, could adversely impact our financial condition, operating results and cash flows.
Our ability to maintain relationships with qualified suppliers who can satisfy our high standards for quality and our need to be supplied with products in a timely and efficient manner is a significant challenge. Our suppliers’ ability to provide us with products can also be adversely affected in the event they become financially unstable, fail to comply with applicable laws, encounter supply or manufacturing disruptions, shipping interruptions or increased costs, or they become faced with other factors beyond our control.
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
Our ten largest customers generated approximately 9.0%, 8.8% and 8.8% of our net sales in the aggregate for fiscal 2021, 2020 and 2019, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers, or successfully assume the customer relationships of any businesses that we acquire, or that we will continue to supply these customers at historical levels.
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
Because we depend on certain of our customers to repay extensions of credit, if the financial condition of our customers declines, our credit risk could increase as a result. Significant contraction in the commercial and residential construction markets, coupled with limited credit availability and stricter financial institution underwriting standards, including as a result of a public health emergency, including the COVID-19 pandemic, or economic downturn, could adversely affect the operations and financial stability of certain of our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, bad debt reserves and net income.
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
We purchase products, including wallboard, ceilings, steel framing and complementary products, from manufacturers which are then sold and distributed to customers. We must maintain, and have adequate working capital to purchase, sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchase accordingly. In periods characterized by significant changes in economic growth and activity in the commercial and residential building and home R&R industries, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Excessive increases in the market prices of certain building products, such as wallboard, ceilings and steel framing, can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to effectively manage our inventory and working capital as we attempt to expand our business, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations.

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
We currently use our own fleet of owned and leased delivery vehicles to service customers in the regions in which we operate. As a result, we are inherently dependent upon energy to operate and are impacted by changes in fuel prices. The cost of fuel is largely unpredictable and has a significant impact on our results of operations. Fuel availability, as well as pricing, is also impacted by political, economic and market factors that are outside our control. It is difficult to predict the future availability of fuel due to the following factors, among others:
•dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas;
•limited refining capacity; and
•the possibility of changes in governmental policies on fuel production, transportation and marketing.
Significant increases in the cost of fuel or disruptions in the supply of fuel could adversely affect our financial condition and results of operations.
Natural or man-made disruptions to our facilities may adversely affect our business and operations.
We currently maintain distribution facilities throughout the United States and Canada, as well as our corporate headquarters in Tucker, Georgia, which supports our facilities with various back-office functions. In the event any of our facilities are damaged or operations are disrupted from fire, earthquake, hurricanes, tornados and other weather-related events, an act of terrorism, civil unrest, pandemics, including the COVID-19 pandemic, or any other cause, a significant portion of our inventory could be damaged and our ability to distribute products to customers could be materially impaired. In addition, general weather patterns affect our operations throughout the year, with adverse weather historically reducing construction activity in our third and fourth quarters. Adverse weather events, natural disasters or similar events, including as a result of climate change, could generally reduce or delay construction activity and our operations, which could adversely impact our financial condition, operating results and cash flows. For example, certain of our operations were disrupted as a result of winter storms in February 2021.
Moreover, we could incur significantly higher costs and experience longer lead times associated with distributing products to our customers during the time that it takes for us to reopen or replace a damaged facility. Disruptions to the transportation infrastructure systems in the United States and Canada, including those related to a terrorist attack, civil unrest, pandemics, including the COVID-19 pandemic, or changes in response to terrorism threats or attacks, civil unrest, and pandemics may also affect our ability to keep our operations and services functioning properly. If any of these events were to occur, our financial condition, results of operations and cash flows could be materially adversely affected.
Our Canadian operations could have a material adverse effect on us, including currency rate fluctuations.
We operate 34 locations across six provinces in Canada. We are subject to several risks specific to this country. We may also become subject to risks specific to other countries where we may operate our business. These risks include social, political and economic instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, currency exchange fluctuations, acts of war or terrorism and import/export requirements. Our financial statements are reported in United States dollars with international transactions being translated into United States dollars.
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

Risks Relating to Legal, Regulatory and Compliance
We are exposed to product liability, warranty, casualty, construction defect, contract, tort, personal injury, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties.
In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979, which have not materially impacted our financial condition or operating results. See “Item 3, Legal Proceedings.” Such cases are continuing to be filed, and plaintiffs are attempting to expand such causes of action to include additional products, cause of exposure, and time periods beyond 1979. If such attempted expansion by plaintiffs is successful, our financial condition, operating results and cash flows could be adversely affected. We are also from time to time subject to casualty, contract, tort and other claims relating to our business, the products we have distributed in the past or may in the future distribute, and the services we have provided in the past or may in the future provide, either directly or through third parties. If any such claim were adversely determined, our financial condition, operating results and cash flows could be adversely affected if we were unable to seek indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with the products we sell or distribute. Since we do not have direct control over the quality of products that are manufactured or supplied to us by third parties, we are particularly vulnerable to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, builders and their subcontractors, and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of third-party installers. As they apply to our business, if we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business, results of operations and cash flows.
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
Insurance costs continue to rise and retention amounts have been increasing. Although we believe we currently maintain suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities, and the cost of any product liability, warranty, casualty, construction defect, contract, tort, employment or other litigation or other proceeding, even if resolved in our favor, could be substantial. Additionally, we do not carry insurance for all categories of risk that our business may encounter. Any significant uninsured liability may require us to pay substantial amounts. There can be no assurance that any current or future claims will not adversely affect our financial position, results of operations or cash flows.
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
We are subject to various federal, state, provincial, local and other laws and regulations, including, among other things, transportation regulations promulgated by the U.S. Department of Transportation, or the DOT, work safety regulations promulgated by the Occupational Safety and Health Administration, or OSHA, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission, regulations of the U.S. Department of Labor, consumer protection laws regarding privacy, and state and local zoning restrictions, building codes and contractors’ licensing regulations. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to litigation and substantial fines and penalties that could adversely affect our financial condition, results of operations and cash flows.
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
The agreements that govern our indebtedness include covenants that, among other things, may impose significant operating and financial restrictions, including restrictions on our ability to engage in activities that may be in our best long-term interests. These covenants may restrict our ability to:
•incur additional indebtedness;
•create or maintain liens on property or assets;
•make investments, loans and advances;
•sell certain assets or engage in acquisitions, mergers or consolidations;
•redeem debt;
•pay dividends and repurchase our shares; and
•enter into transactions with affiliates.
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
As of April 30, 2021, $509.7 million was outstanding under our senior secured first lien term loan facility (the “Term Loan Facility”) and $350.0 million was outstanding under our senior unsecured notes (“Senior Notes”). As of April 30, 2021, there were no amounts outstanding under our ABL Facility or our Canadian revolving credit facility (“Canadian Facility”). In addition, we may incur substantial additional debt in the future. Our current indebtedness and other debt instruments we may enter into in the future, may have significant consequences to our business and, as a result, may impact our stockholders, including:
•impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;
•requiring us to dedicate a significant portion of our cash flows from operations to pay interest on any outstanding indebtedness, which would reduce the funds available to us for operations and other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business, the industries in which we operate;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness;
•making us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•placing us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, more able to take advantage of opportunities that our leverage prevents us from exploiting;
•impairing our ability to refinance existing indebtedness or borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes;
•restricting our ability to pay dividends, make other distributions and repurchase our shares; and
•adversely affecting our credit ratings.
Any of the above listed factors could materially adversely affect our financial condition, liquidity or results of operations.
Furthermore, we expect that we will depend primarily on cash generated by our operations in order to pay our expenses and any amounts due under our existing indebtedness and any future indebtedness we may incur. As a result, our ability to repay our indebtedness depends on the future performance of our business, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and we may not achieve our currently anticipated growth in revenues and cash flows, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing indebtedness, sell assets or borrow additional funds, in each case on terms that may not be acceptable to us, if at all. In addition, the terms of existing or future debt agreements, including our existing ABL Facility, Term Loan Facility and Senior Notes, may restrict us from engaging in any of these alternatives. Our ability to recapitalize and incur additional debt in the future could also delay or prevent a change in control of our Company, make certain transactions more difficult to complete or impose additional financial or other covenants on us.
Despite our current level of indebtedness, we may still be able to incur substantially more debt.
We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under operating lease arrangements. In addition, the ABL Facility provides a commitment of up to $445.0 million, subject to a borrowing base. As of April 30, 2021, we had available borrowing capacity of $429.6 million under the ABL Facility and $24.2 million under the Canadian Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.
An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.
Our Term Loan Facility and ABL Facility bear interest at variable rates. We have entered into interest rate swaps for a portion of our debt with the objective of minimizing the risks associated with our Term Loan Facility. However, increases in interest rates with respect to any amount of our debt not covered by the interest rate swaps could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Such increases may occur from changes in regulatory standards or industry practices, such as the upcoming transition away from the London Interbank Offered Rate (LIBOR) as a benchmark reference for short-term interests. Such a transition may result in the usage of a higher reference rate for our variable rate debt. Excluding the effect of the interest rate swaps and the interest rate floor on the Term Loan Facility, each 1% increase in interest rates on the Term Loan Facility would increase our annual interest expense by $5.1 million based on balances outstanding under the Term Loan Facility as of April 30, 2021. Assuming the ABL Facility was fully drawn up to the $445.0 million maximum commitment, each 1% increase in interest rates would result in a $4.5 million increase in annual interest expense on the ABL Facility.
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

We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under our outstanding indebtedness. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution. We may also incur additional indebtedness in the future, including secured debt, subject to the restrictions contained in the ABL Facility, the Term Loan Facility and Senior Notes. If new debt is added to our current debt levels, the related risks that we now face could intensify.
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
The trading price of our common stock has been and may continue to be volatile. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. Finally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock incentive awards. The following events and factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, may have a significant impact on the market price of our common stock:
•announcements of innovations or new products or services by us or our competitors;
•any adverse changes to our relationship with our customers, manufacturers or suppliers;
•variations in the costs of products that we distribute;
•any legal actions in which we may become involved;
•announcements concerning our competitors or the building supply industry in general;
•achievement of expected product sales and profitability;
•manufacture, supply or distribution shortages;
•adverse actions taken by regulatory agencies with respect to our services or the products we distribute;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•changes in financial estimates;
•changes in recommendations or reduced coverage by securities analysts;
•trading volume of our common stock;
•sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•changes in accounting principles;
•the loss of any of our management or key personnel;
•market trends unelated to our performance;
•natural disasters or public health emergencies, such as the COVID-19 pandemic; and
•general economic and market conditions and overall fluctuations in the U.S. equity markets.
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
Provisions in our third amended and restated certificate of incorporation and our second amended and restated bylaws, as well as provisions of the Delaware General Corporation Law, or DGCL, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:
•establishing a classified board of directors such that not all members of the board are elected at one time, which provision will no longer be in effect at our 2024 annual stockholder meeting;
•allowing the total number of directors to be determined exclusively (subject to the rights of holders of any series of preferred stock to elect additional directors) by resolution of our board of directors and granting to our board the sole power (subject to the rights of holders of any series of preferred stock or rights granted pursuant to the stockholders’ agreement) to fill any vacancy on the board;
•limiting the ability of stockholders to remove directors without cause;
•authorizing the issuance of "blank check" preferred stock by our board of directors, without further stockholder approval, to thwart a takeover attempt;
•prohibiting stockholder action by written consent (and, thus, requiring that all stockholder actions be taken at a meeting of our stockholders);
•eliminating the ability of stockholders to call a special meeting of stockholders; and
•establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at annual stockholder meetings.
In addition, while we have opted out of Section 203 of the DGCL, our third amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:
•prior to such time, our board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
•upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or
•at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least two-thirds of our outstanding voting stock that is not owned by the interested stockholder.
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

General Risk Factors
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
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. We have incurred costs and may incur significant additional costs in order to implement the security measures that we believe are appropriate to protect our IT systems. Our security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural or man-made disasters, unauthorized access, cyber attacks and other similar disruptions. Despite our security measures, our IT systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. To date, we have not experienced a material breach of our IT systems. Any attacks on our IT systems could result in our systems or data being breached or damaged by computer viruses or unauthorized physical or electronic access. Such a breach could result in not only business disruption, but also theft of our intellectual property or other competitive information or unauthorized access to controlled data and any personal information stored in our IT systems. To the extent that any data is lost or destroyed or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships. In addition, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, damage our reputation and cause a loss of confidence in our business, products and services, which could adversely affect our business, financial condition, profitability and cash flows.
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
We source some of our products from outside of the United States or Canada. Suppliers that we utilize may rely upon non-domestic products, and therefore, any significant changes to the United States or Canadian trade policies (and those of other countries in response) may cause a material adverse effect on our ability to procure products from suppliers that source from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our financial results.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is in Tucker, Georgia. As of April 30, 2021, we operated our business through 268 branches across 44 states and the District of Columbia in the United States and six provinces in Canada. As of April 30, 2021, we owned 80 of our facilities, some of which were used as collateral to secure the Term Loan Facility. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and meets our current operating needs.
As of April 30, 2021, we operated branches in the following locations, a few with multiple facilities:

State/Province	Number of Branches	State/Province	Number of Branches
Alabama	5	Nebraska	3
Alaska	1	Nevada	1
Arizona	4	New Jersey	2
Arkansas	4	New Mexico	5
California	7	North Carolina	10
Colorado	7	North Dakota	2
Connecticut	1	Ohio	5
Delaware	2	Oklahoma	2
District of Columbia	1	Oregon	7
Florida	14	Pennsylvania	5
Georgia	16	South Carolina	11
Hawaii	1	South Dakota	1
Idaho	3	Tennessee	3
Illinois	3	Texas	24
Indiana	1	Vermont	1
Iowa	1	Virginia	13
Kansas	1	Washington	11
Kentucky	6	Wisconsin	5
Louisiana	3	Wyoming	1
Maine	2	Alberta	7
Maryland	8	British Columbia	16
Massachusetts	3	Manitoba	1
Michigan	14	Ontario	8
Minnesota	6	Quebec	1
Missouri	6	Saskatchewan	1
Montana	2
		Total	268

Item 3. Legal Proceedings
From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.
The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of April 30, 2021, approximately 1,021 asbestos-related personal injury lawsuits have been filed against us and we have vigorously defended and continue to vigorously defend against them. Of these lawsuits, 976 have been dismissed without any payment by us, 35 are pending and only 10 have been settled, which settlements have not materially impacted our financial condition or operating results. See Item 1A, “Risk Factors—Risks Relating to Legal, Regulatory and Compliance—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties.”
Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GMS.”
As of the close of business on May 31, 2021, there were 11 holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.
Dividend Policy
No dividends were paid to stockholders during the years ended April 30, 2021, 2020 or 2019. The Company currently intends to retain all of its future earnings, if any, to finance operations, development and growth of its business and repay indebtedness. Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock. See Note 7, “Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Any future determination relating to our dividend policy will be made at the discretion of the Company’s board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.

Performance Graph
The following graph shows a comparison of cumulative total return to holders of shares of GMS Inc.’s common stock against the cumulative total return of S&P 500 Index and Industrial Select Sector SPDR® Fund (XLI) from May 26, 2016 (the date our stock commenced trading on the NYSE) through April 30, 2021 (the last trading day in our fiscal 2021). The comparison of the cumulative total returns for each investment assumes that $100 was invested in GMS Inc. common stock and the respective indices on May 26, 2016 through April 30, 2021 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.
This performance graph and related information shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing. The points on the graph represent stock prices at the date our initial public offering on May 26, 2016 and the last trading days in fiscal 2017, 2018, 2019, 2020 and 2021.

Total Return Performance
Index Value
250
200
150
100
50
5/26/2016
4/30/2017
4/30/2018
4/30/2019
4/30/2020
4/30/2021
GMS Inc.
S&P 500 Index
S&P 500 Select Sector SPDR (XLI)

	5/26/2016	4/30/2017	4/30/2018	4/30/2019	4/30/2020	4/30/2021
GMS Inc.	$100.00	$165.04	$142.22	$80.42	$83.89	$199.50
S&P 500 Index	100.00	116.25	131.67	149.44	150.73	220.03
S&P 500 Select Sector SPDR (XLI)	100.00	118.05	128.55	139.02	114.26	182.58

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
The number of shares repurchased and the average price paid per share for each month in the three months ended April 30, 2021 are as follows:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
				(in thousands)
February 1 through February 28	11,289	$32.05	11,289	$56,119
March 1 through March 31	16,593	40.84	16,593	55,441
April 1 through April 30	26,240	42.72	26,240	54,320
Total	54,122

Item 6. Selected Financial Data
The following selected consolidated financial data was derived from our consolidated financial statements. The data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended
	April 30, 2021	April 30, 2020	April 30, 2019(1)	April 30, 2018	April 30, 2017
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$3,298,823	$3,241,307	$3,116,032	$2,511,469	$2,319,146
Gross profit	1,062,703	1,063,214	1,004,119	818,576	758,571
Operating income	190,949	99,526	147,200	119,169	104,253
Income before taxes	137,094	46,325	70,041	83,854	71,540
Net income(2)	105,560	23,381	56,002	62,971	48,886
Weighted average shares outstanding:
Basic	42,765	41,853	40,914	41,015	40,260
Diluted	43,343	42,504	41,589	42,163	41,070
Net income per share:
Basic	$2.47	$0.56	$1.33	$1.54	$1.21
Diluted	$2.44	$0.55	$1.31	$1.49	$1.19

	April 30, 2021	April 30, 2020	April 30, 2019(1)	April 30, 2018	April 30, 2017
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$167,012	$210,909	$47,338	$36,437	$14,561
Total assets	2,483,898	2,324,454	2,194,017	1,473,715	1,408,721
Total debt(3)	978,427	1,097,480	1,141,195	595,886	594,920
Total stockholders’ equity	822,462	633,981	629,176	579,451	514,606

	Year Ended
	April 30, 2021	April 30, 2020	April 30, 2019(1)	April 30, 2018	April 30, 2017
Selected Operating Data:
Branches (at period end)	268	264	254	214	205
Employees (at period end)(4)	5,843	5,913	5,858	4,642	4,464
Wallboard volume (million square feet)	4,270	4,189	3,916	3,548	3,457
___________________________________
(1)On June 1, 2018, we acquired all of the outstanding equity interests of WSB Titan (“Titan”), a distributor of wallboard, lumber, insulation and other complementary commercial and residential building materials in Canada. The results of operations of Titan have been included in our consolidated financial statements since the acquisition date. The comparison of selected financial data is affected by this acquisition and, to a lesser extent, by other smaller acquisitions completed during periods presented.
(2)Net income for the year ended April 30, 2020 includes a non-cash impairment charge of $63.1 million related to goodwill. During fiscal 2020, we concluded the carrying value of goodwill in our Canada reporting unit was impaired in conjunction with our annual test of goodwill. Net income for the years ended April 30, 2021 and 2020 also includes a $1.4 million and $14.0 million gain on legal settlement, respectively. The gains were due to proceeds received as part of a class action settlement against certain drywall manufacturers related to purchases made during calendar years 2012 and 2013.
(3)Includes debt and finance lease obligations, net of unamortized discount and debt issuance costs.
(4)Employees as of April 30, 2020 included 5,308 active employees and 605 employees on temporary furlough.

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
Business Strategy
Our business strategy includes an emphasis on organic growth through expanding market share in our core products (wallboard, ceilings and steel framing) and growing our complementary product lines (insulation, lumber, ready-mix joint compound, tools, fasteners and various other construction products). Our growth strategy also includes the pursuit of greenfield branch openings and strategic acquisitions as we seek to further broaden our geographic platform. We expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships. In addition, we will continue to pursue acquisitions. Due to the large, highly-fragmented nature of our markets and our reputation throughout the industry, we believe we have the potential to access a robust acquisition pipeline that will continue to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that we believe will fit our culture and business model and we have built an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can continue to achieve substantial synergies and drive earnings accretion from our acquisition strategy. Finally, our growth strategy also entails a heightened focus on enhanced productivity and profitability across the organization, seeking to leverage our scale and employ both technology and other best practices to deliver further margin expansion and earnings growth.
COVID-19 Update
We experienced an adverse impact on our operations during fiscal 2021 due to the COVID-19 pandemic, including a decrease in demand for our products and disruption of our business operations during the first three quarters of the fiscal year. This was primarily the result of the suspension of construction activity related to mandated shutdowns and cancelled, delayed or temporarily paused building projects as customers focused on responding to COVID-19. We also temporarily closed many of our showrooms. The pandemic caused widespread adverse impacts to the economy and financial markets, and to our employees, customers, suppliers and other parties with whom we do business.
Throughout the pandemic, we were able to quickly implement a range of actions to reduce costs, improve our financial flexibility and ensure the strength of our balance sheet. These actions included:
•Deferring or limiting non-essential operating or other discretionary expenses;
•Implementing a wage and hiring freeze and certain permanent headcount reductions;
•Immediately furloughing employees (with a majority having returned to work following easing of shutdown restrictions in certain markets);
•Utilizing appropriate benefits of the CARES Act, including the temporary suspension of certain payment requirements for the employer portion of Social Security taxes;
•Temporarily suspending Company matching contributions to the 401(k) plan;
•Closing certain underperforming branches and distribution centers;
•Delaying or reducing capital expenditures that did not impact near-term business;
•Temporarily suspending acquisition-related activity; and
•Optimizing all areas of working capital.
Net sales during the first part of fiscal 2021 declined compared to the comparable period in the prior year as a result of the negative impacts of the COVID-19 pandemic. The decrease in net sales was more pronounced in our ceilings and steel framing products, as these product categories are tied primarily to commercial construction, which was more impacted by the COVID-19 pandemic than the residential market. However, the U.S. residential market experienced an increase in demand and activity during the latter half of fiscal 2021, as did the Canadian housing market. In addition, we were able to respond quickly to reduce variable costs and have improved our selling, general and administrative expenses as a percentage of sales. We also repaid the $87.2 million that we proactively borrowed under our revolving credit facilities in March 2020 and repaid certain accounts payable that were delayed at the end of fiscal 2020 in order to preserve liquidity.
By the end of fiscal 2021, numerous countries, including the United States and Canada, had approved various vaccines and began distributing them to their citizens. We continue to monitor the COVID-19 pandemic and its impact on macroeconomic and local economic conditions. We will continue to implement, as deemed necessary, procedures and processes to protect the health and safety of our employees, customers, partners and suppliers. Such measures include routine cleaning throughout the day at all locations, adherence to social distancing protocols, restricting or modifying access to facilities including limiting walk-in traffic in showrooms, encouraging employees to work remotely when possible, mandating the use of appropriate personal protective equipment and the suspension of non-essential travel. We expect to continue to implement these measures throughout the COVID-19 pandemic and we may take further actions as government authorities require or recommend or as we determine certain procedures to be in the best interests of our employees, customers, partners and suppliers.
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
Fiscal 2021 Highlights
Key highlights in our business during fiscal 2021 are described below:
•Generated net sales of $3,298.8 million in fiscal 2021, a 1.8% increase from the prior year, primarily due to growth in complementary products sales and a rebound in the Canadian and U.S. residential housing markets in the latter part of our fiscal year following the negative impacts of the COVID-19 pandemic during the early part of our fiscal year.
•Generated net income of $105.6 million in fiscal 2021, compared to $23.4 million in the prior year, primarily due to a $63.1 million non-cash impairment charge to goodwill recognized in the prior fiscal year, operating expense containment measures in fiscal 2021 and a decrease in interest expense, partially offset by a decrease in gain on legal settlement and an increase in taxes.
•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 7) of $319.4 million in fiscal 2021, an increase from $299.8 million in the prior fiscal year, primarily due to operating expense containment measures and strength in the Canadian housing market, partially offset by the negative impact of the COVID-19 pandemic on net sales during the early part of our fiscal year.
•Generated cash provided by operating activities of $153.3 million.
Recent Developments
Acquisitions
On February 1, 2021, we acquired D.L. Building Materials Inc. (“D.L. Building Materials”) for a purchase price of approximately $39.5 million ($50.6 million Canadian dollars). D.L. Building Materials distributes wallboard, acoustical ceilings, steel framing, insulation and related building products in the Eastern Ontario and Western Quebec markets through two locations in Gatineau, Quebec and Kingston, Ontario.
On May 11, 2021, we entered into a definitive agreement to acquire substantially all the assets of Westside Building Material ("Westside"), one of the largest independent distributors of interior building products in the U.S., for $135.0 million in cash. Westside is a leading supplier of steel framing, wallboard, acoustical ceilings, insulation and related building products serving commercial and residential markets. Westside’s distribution network comprises ten locations, including nine across California (Anaheim, Hesperia, Oakland, Chatsworth, Fresno, Lancaster, Santa Maria, San Diego and National City) and one in Las Vegas, NV. The transaction is expected to close in the third calendar quarter of 2021, subject to the satisfaction of customary closing conditions.

Greenfields
In September 2020, we opened a new greenfield location in Hillsboro, OR. In January 2021, we opened a new greenfield location in Waco, TX. In February 2021, we opened four new greenfield locations, which include locations in Atlantic City, NJ, Memphis, TN, Jackson, TN and Jonesboro, AR.
Debt Transactions
In April 2021, we issued $350.0 million aggregate principal amount of senior unsecured notes due May 2029 (the “Senior Notes”) in a private offering. The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1. Proceeds from the Senior Notes were used to repay a portion of outstanding borrowings under our senior secured first lien term loan facility (the “Term Loan Facility”) and to pay related transaction fees and expenses.
Also in April 2021, we entered into the Fourth Amendment to our First Lien Credit Agreement (the “Fourth Amendment”) that, among other things, reduced the interest rate to LIBOR plus 2.50%, with a 0% floor, representing a 25 basis point reduction. After giving effect to the Fourth Amendment, the aggregate principal amount outstanding under our Term Loan Facility was $511.0 million. We recorded a write-off of debt discount and deferred financing fees of $4.6 million, which is included in write-off of debt discount and deferred financing fees in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended April 30, 2021.
For more information regarding these transactions and our indebtedness, see Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Factors and Trends Affecting our Operating Results
General Economic Conditions
Our business is sensitive to changes in general economic conditions, including, in particular, conditions in the United States and Canadian commercial construction and housing markets. The markets we serve are broadly categorized as commercial new construction, commercial repair and remodeling (“R&R”), residential new construction and residential R&R. We believe all four end markets were in an extended period of expansion following a deep and prolonged downturn. However, during most of fiscal 2021 there was significant disruption and uncertainty due to the impacts of the COVID-19 pandemic. The economy has begun to recover from the COVID-19 pandemic, but any resurgence or future pandemics may have a negative impact on our customers and the construction industry in general, as it may impact, among others, economic activity, employment levels, consumer spending and consumer confidence, which would decrease demand for new construction, adversely affecting our business.
Commercial New Construction
Our addressable commercial construction market is composed of a variety of commercial and institutional sub-segments with varying demand drivers. Our commercial markets include offices, hotels, retail stores and other commercial buildings, while our institutional markets include educational facilities, healthcare facilities, government buildings and other institutional facilities. The principal demand drivers across these markets include the overall economic outlook, the general business cycle, government spending, vacancy rates, employment trends, interest rates, availability of credit and demographic trends. Given the depth of the last recession and the negative impacts of the COVID-19 pandemic, activity in the commercial construction market remains below average historical levels.
Commercial R&R
We believe commercial R&R spending is typically more stable than new commercial construction activity. Commercial R&R spending is driven by several factors, including commercial real estate prices and rental rates, office vacancy rates, government spending and interest rates. Commercial R&R spending is also driven by commercial lease expirations and renewals, as well as tenant turnover. Such events often result in repair, reconfiguration and/or upgrading of existing commercial space. As such, the commercial R&R market has historically been less volatile than commercial new construction. While there is very limited third-party data for commercial R&R spending, commercial R&R spending has been negatively impacted by the COVID-19 pandemic. However, we believe there are early indications of some recovery in the market.

Residential New Construction
Residential construction activity is driven by several factors, including the overall economic outlook, employment, income growth, home prices, availability of mortgage financing and related government regulations, interest rates and consumer confidence, among others. While housing starts have generally recovered in recent years, activity in the market remains below historical peaks. However, the U.S. residential market experienced an increase in demand and activity during the latter half of fiscal 2021, as did the Canadian housing market.
Residential R&R
Residential R&R activity is typically more stable than new construction activity. Following a prolonged period of under-investment during the downturn from 2007 to 2011, residential R&R activity experienced above-average growth, which we expect to continue for the next several years. The primary drivers of residential R&R spending include changes in existing home prices, existing home sales, the average age of the housing stock, consumer confidence and interest rates.
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
Price and Mix Changes
Prices for certain of our products are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, and periodic delays in delivery. Price inflation may impact demand for these products while price deflation may reduce our net sales and compress our margins. There is no assurance that we can successfully pass on price increases from our vendors to our customers. In addition, we may experience changes in our customer mix or in our product mix. Our operating results may be negatively impacted if customers require more lower-margin products from us and few higher-margin products.
Acquisitions
Our results of operations are impacted by acquisitions, as we complement our organic growth strategy with acquisitions. During fiscal 2021, we completed one acquisition consisting of two branches in Canada. Subsequent to the end of fiscal 2021, we entered into a definitive agreement to acquire substantially all the assets of a business with nine locations in California and one in Nevada. During fiscal 2020, we completed three acquisitions totaling four branches in the United States and one branch in Canada. During fiscal 2019, we completed three acquisitions totaling three branches in the United States and 30 branches across Canada. We believe that significant opportunities exist to expand our geographic footprint by executing additional strategic acquisitions and we consistently strive to maintain an extensive and active acquisition pipeline. We are often evaluating several acquisition opportunities at any given time. Our acquisition activity was temporarily curtailed in fiscal 2021 due to the impact of the COVID-19 pandemic. See Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our business acquisitions.

Results of Operations
A discussion regarding our results of operations and financial condition for the year ended April 30, 2021 compared to the year ended April 30, 2020 is presented below. A discussion regarding our results of operations and financial condition for the year ended April 30, 2020 compared to the year ended April 30, 2019 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, filed with the Securities and Exchange Commission on June 25, 2020.
The following table summarizes key components of our results of operations:

	Year Ended April 30,
	2021	2020	2019
	(dollars in thousands)
Statement of operations data:
Net sales	$3,298,823	$3,241,307	$3,116,032
Cost of sales (exclusive of depreciation and amortization shown separately below)	2,236,120	2,178,093	2,111,913
Gross profit	1,062,703	1,063,214	1,004,119
Operating expenses:
Selling, general and administrative expenses	763,629	784,081	739,460
Depreciation and amortization	108,125	116,533	117,459
Impairment of goodwill	—	63,074	—
Total operating expenses	871,754	963,688	856,919
Operating income	190,949	99,526	147,200
Other (expense) income:
Interest expense	(53,786)	(67,718)	(73,677)
Gain on legal settlement	1,382	14,029	—
Write-off of debt discount and deferred financing fees	(4,606)	(1,331)	—
Change in fair value of financial instruments	—	—	(6,395)
Other income, net	3,155	1,819	2,913
Total other expense, net	(53,855)	(53,201)	(77,159)
Income before taxes	137,094	46,325	70,041
Provision for income taxes	31,534	22,944	14,039
Net income	$105,560	$23,381	$56,002
Non-GAAP measures:
Adjusted EBITDA(1)	$319,371	$299,759	$295,669
Adjusted EBITDA margin(1)(2)	9.7%	9.2%	9.5%
___________________________________
(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “Non-GAAP Measures” in this Item 7 for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a discussion of why we believe these measures are useful.
(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Net Sales

	Year Ended April 30,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Wallboard	$1,346,560	$1,329,775	$16,785	1.3%
Ceilings	450,524	475,827	(25,303)	(5.3)%
Steel framing	469,002	502,122	(33,120)	(6.6)%
Complementary products	1,032,737	933,583	99,154	10.6%
Total net sales	$3,298,823	$3,241,307	$57,516	1.8%
We generate net sales by providing a comprehensive product offering of wallboard, ceilings, steel framing and complementary construction products. The increase in net sales during our fiscal year ended April 30, 2021 compared to the prior fiscal year was primarily due to a rebound in the latter half of the year, partially offset by the negative impacts of the COVID-19 pandemic during the early part of the year and one fewer selling day during the year ended April 30, 2021 compared to the prior year. The increase in net sales consisted of the following:

•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to higher volumes, offset by a decline in both price and product mix;

•a decrease in ceilings sales, which is principally impacted by commercial construction activity, primarily due to lower volumes and product mix, partially offset by higher pricing;

•a decrease in steel framing sales, which is principally impacted by commercial construction activity, primarily due to a decline in volumes, pricing and product mix; and

•an increase in complementary products sales, which include insulation, joint treatment, tools, lumber and various other specialty building products, primarily due to execution of growth initiatives to increase complementary products sales, notably lumber and roofing, positive contributions from acquisitions and an increase in pricing in certain product categories.

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the years ended April 30, 2021 and 2020. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Year Ended April 30,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Net sales	$3,298,823	$3,241,307
Recently acquired net sales (1)	(30,779)	—
Impact of foreign currency (2)	(12,220)	—
Base business net sales (3)	$3,255,824	$3,241,307	$14,517	0.4%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the year ended April 30, 2021, this includes net sales of J.P. Hart Lumber Company, which was acquired on June 3, 2019, Rigney Building Supplies Ltd., which was acquired on November 1, 2019, Trowel Trades Supply, Inc., which was acquired on February 1, 2020 and D. L. Building Materials, which was acquired on February 1, 2021.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The slight increase in organic net sales was primarily driven by growth in complementary products sales, strength in the Canadian housing market and a rebounding of the U.S. residential housing market, partially offset by the negative impacts of the COVID-19 pandemic during most of the fiscal year and one less selling day during fiscal 2021. The negative impacts of the COVID-19 pandemic were more pronounced in our ceilings and steel framing products, as these product categories are tied primarily to commercial construction, which was more impacted by the COVID-19 pandemic than the residential market.
Gross Profit and Gross Margin

	Year Ended April 30,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Gross profit	$1,062,703	$1,063,214	$(511)	—%
Gross margin	32.2%	32.8%
The decrease in gross profit during the year ended April 30, 2021 compared to the prior year was primarily due to a decrease in gross margin on net sales. The decrease in gross margin on net sales during the year ended April 30, 2021 compared to the prior year was primarily due to unfavorable mix and price-cost dynamics for certain product categories.
Selling, General and Administrative Expenses

	Year Ended April 30,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$763,629	$784,081	$(20,452)	(2.6)%
% of net sales	23.1%	24.2%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. The decrease in selling, general and administrative expenses during the year ended April 30, 2021 compared to the prior year was primarily due to decreases in payroll and payroll related costs, travel costs, fuel costs and contract labor, which were driven by reduced sales volume during most of fiscal 2021 due to the impact of the COVID-19 pandemic. Partially offsetting these decreases was an increase in insurance expense due to an increase in premiums and the development of existing claims. Selling, general and administrative expenses as a percentage of our net sales decreased during the year ended April 30, 2021 compared to the prior year primarily due to proactive actions taken to reduce costs in response to the COVID-19 pandemic during most of fiscal 2021, partially offset by deflationary market pricing of certain of our products and incremental costs as a result of the COVID-19 pandemic.
Depreciation and Amortization Expense

	Year Ended April 30,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Depreciation	$50,480	$51,332	$(852)	(1.7)%
Amortization	57,645	65,201	(7,556)	(11.6)%
Depreciation and amortization	$108,125	$116,533	$(8,408)	(7.2)%
Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets. The decrease in depreciation expense during the year ended April 30, 2021 compared to the prior year was primarily due to assets becoming fully depreciated during the period, partially offset by capital expenditures and acquisitions over the past year. The decrease in amortization expense during the year ended April 30, 2021 compared to the prior year was primarily due to the time-based progression of our use of the accelerated method of amortization for acquired customer relationships.

Impairment of Goodwill
During the year ended April 30, 2020, we recognized a $63.1 million non-cash impairment charge to goodwill related to our Canada reporting unit in conjunction with our annual goodwill impairment test performed in the fourth quarter of fiscal 2020. This charge was included in impairment of goodwill in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended April 30, 3020. The primary factors contributing to the impairment were an increase in the discount rate and a decrease in market multiples, combined with a decrease in the reporting unit’s forecasted near-term cash flows, primarily resulting from COVID-19 driven economic uncertainty. The impairment charge was equal to the excess of the reporting unit’s carrying value over its fair value. This non-cash charge did not affect our cash position, liquidity, debt covenant compliance or operations. As of April 30, 2021, we had $144.6 million of remaining goodwill related to our Canada reporting unit. Our annual impairment test during the fourth quarter of fiscal 2020 indicated the estimated fair values of our other reporting units exceeded their carrying values. Our fiscal 2021 annual impairment test indicated the estimated fair value of all of our reporting units exceeded their carrying values.
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
Interest Expense

	Year Ended April 30,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Interest expense	$(53,786)	$(67,718)	$(13,932)	(20.6)%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The decrease in interest expense during the year ended April 30, 2021 compared to the prior year was primarily due to a decrease in the outstanding amount of debt and a decrease in interest rates.
Gain on Legal Settlement
During the years ended April 30, 2021 and 2020, the Company received proceeds as part of a class action settlement against certain drywall manufacturers related to purchases made during calendar years 2012 and 2013. The Company recorded a gain on legal settlement of $1.4 million and $14.0 million during the years ended April 30, 2021 and 2020, respectively.
Write-Off of Debt Discount and Deferred Financing Fees
Write-off of debt discount and deferred financing fees of $4.6 million during the year ended April 30, 2021 related to the refinancing of our Term Loan Facility in April 2021. Write-off of debt discount and deferred financing fees of $1.3 million during the year ended April 30, 2020 related to $100.0 million of prepayments of outstanding principal amount of our Term Loan Facility made during fiscal 2020. For more information regarding our debt transactions, see Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income Tax Expense

	Year Ended April 30,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$31,534	$22,944	$8,590	37.4%
Effective tax rate	23.0%	49.5%
The change in the effective income tax rate during the year ended April 30, 2021 compared to the prior year was primarily due to the various tax impacts of our non-cash impairment charge to goodwill in the prior year, the impact of state taxes, foreign operations and stock-based compensation. For information regarding the significant differences between the U.S. federal statutory rate and our effective tax rate, see Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Liquidity and Capital Resources
Summary
We depend on cash flow from operations, cash on hand and funds available under our asset based revolving credit facility (the “ABL Facility”) to finance working capital needs, capital expenditures and acquisitions. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our growth strategies, ongoing operations, capital expenditures, lease obligations and working capital for at least the next 12 months and in the long term. During fiscal 2021, we took several measures to preserve liquidity in response to the COVID-19 pandemic. We believe we would be able to take similar measures in the future should there be a resurgence of the COVID-19 pandemic or any other public health crisis.
As of April 30, 2021, we had available borrowing capacity of approximately $429.6 million under our $445.0 million ABL Facility. The ABL Facility is scheduled to mature on September 30, 2024.
As of April 30, 2021, we had available borrowing capacity of approximately $24.2 million under our Canadian revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $24.4 million ($30.0 million Canadian dollars). In January 2021, we amended our Canadian Facility to, among other things, extend the maturity date to January 12, 2026 and remove the highest pricing level applicable to borrowings under the Canadian Facility. The other material terms of the Canadian Facility remain unchanged. The Canadian Facility matures on January 12, 2026.
For more information regarding our ABL Facility and other indebtedness, see Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
We regularly evaluate opportunities to optimize our capital structure, including through consideration of the issuance or incurrence of additional debt, to refinance existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives, acquisitions and our stock repurchase program.

Cash Flows
The following table sets forth summarized cash flow data:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Cash provided by operating activities	$153,304	$303,079	$193,615
Cash used in investing activities	(63,587)	(47,100)	(600,692)
Cash (used in) provided by financing activities	(136,622)	(91,334)	418,970
Effect of exchange rates on cash and cash equivalents	3,008	(1,074)	(992)
(Decrease) increase in cash and cash equivalents	$(43,897)	$163,571	$10,901
Operating Activities

The decrease in cash provided by operating activities during the year ended April 30, 2021 compared to the prior year was primarily due to a $151.9 million decrease in cash resulting from changes to our net working capital and a $2.1 million decrease in net income after adjustments for non-cash items. The decrease in cash from changes in net working capital was primarily due to an increase business activity toward the end of fiscal 2021. In addition, at the end of fiscal 2020, we were focused on preserving liquidity in response to the COVID-19 pandemic.
Investing Activities
The increase in cash used in investing activities during the year ended April 30, 2021 compared to the prior year was primarily due to an $11.8 million increase in cash used for acquisitions and a $4.7 million increase in capital expenditures..
Capital expenditures during the years ended April 30, 2021, 2020 and 2019 primarily consisted of building and leasehold improvements, vehicles and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods.
Financing Activities
The increase in cash used in financing activities during the year ended April 30, 2021 compared to the prior year was primarily due to the repayment of $87.2 million of our revolving credit facilities we proactively borrowed in March 2020, a $4.2 million decrease in proceeds from exercises of stock options, $8.4 million net cash used for the debt transactions in April 2021, a $5.0 million increase in payments for debt issuance costs due to the debt transactions in April 2021, a $5.1 million increase in principal payments on finance leases and $4.2 million of repurchases of common stock. These activities were partially offset by cash used in the prior year period for $100.0 million of principal prepayments of debt and $11.1 million of contingent consideration payments.
Contractual Obligations
The following table sets forth our contractual obligations and commitments as of April 30, 2021:

		Year Ending April 30,
	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Long-term debt(1)	$871,438	$9,630	$9,615	$6,991	$5,920	$489,282	$350,000
Interest on long-term debt(2)	186,778	29,867	29,867	29,677	29,461	18,579	49,327
Finance leases(3)	131,950	44,209	35,538	26,259	15,266	7,627	3,051
Operating leases(4)	141,301	39,474	32,704	26,764	18,455	8,707	15,197
Total	$1,331,467	$123,180	$107,724	$89,691	$69,102	$524,195	$417,575
___________________________________
(1)Long-term debt includes principal payments on outstanding debt obligations. Long-term debt excludes unamortized discounts and deferred financing fees. As of April 30, 2021, we had $871.4 million aggregate amount of debt outstanding, consisting of $509.7 million of our Term Loan Facility due 2025, $350.0 million under our Senior Notes due 2029 and $11.7 million of installment notes due in monthly and annual installments through 2025.
(2)Interest payments on long-term debt includes interest due on outstanding debt obligations and commitment and borrowing costs under our ABL Facility.
(3)Represents remaining payments under finance leases, including interest on finance lease obligations.
(4)Represents base rent payments under non-cancellable operating leases.
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
We lease certain office and warehouse facilities and equipment, some of which provide renewal options. Rent expense for operating leases, which may have escalating rents over the terms of the leases, is recorded on a straight-line basis over the minimum lease terms. Rent expense under operating leases approximated $55.3 million, $55.4 million, and $53.5 million for the fiscal years ended April 30, 2021, 2020 and 2019, respectively. As existing leases expire, we anticipate such leases will be renewed or replaced with other leases that are substantially similar in terms, which are consistent with market rates at the time of renewal.
During fiscal 2021 and 2020, we entered into $27.4 million and $50.5 million of finance lease obligations for the purchase of equipment and vehicles. We expect to continue to enter into finance lease obligations for the purchase of equipment and vehicles in fiscal 2022.
Share Repurchase Program
Our Board of Directors has authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. The timing and amount of any purchases of our common stock will be subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. We repurchased 134 thousand shares of our common stock during the fiscal year ended April 30, 2021 for $4.2 million. As of April 30, 2021, we had $54.3 million of remaining purchase authorization under the share repurchase program.
Interest Rate Swap
We have interest rate swap agreements with a notional amount of $500.0 million to convert the variable interest rate on a portion of our Term Loan Facility to a fixed 1-month LIBOR interest rate of 2.46%. These contracts were effective on February 28, 2019 and terminate on February 28, 2023.
Debt Covenants
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of April 30, 2021.
The Term Loan Facility and Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the debt agreements, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. We were in compliance with all restrictive covenants as of April 30, 2021.

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
Off Balance Sheet Arrangements
As of April 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.
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
Goodwill
Description. We perform an impairment test of our goodwill annually during the fourth quarter of our fiscal year (February 1) or when events and circumstances indicate goodwill might be impaired. Impairment testing of goodwill is required at the reporting unit level. We may first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The impairment test involves comparing the estimated fair value of our reporting units with the reporting unit's carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. We evaluate our reporting units on an annual basis or when events or circumstances indicate our reporting units might change.
Judgments and Uncertainties. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair values of reporting units. We estimated the fair values of our reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Significant estimates and assumptions inherent in the valuations include the amount and timing of future cash flows (including expected growth rates and profitability), the discount rate applied to the cash flows and the selection of guideline companies. The assumptions with the most significant impact on the fair value of our reporting units are those related to the discount rate, the terminal value, future operating cash flows and the growth rate.
Effect if Actual Results Differ From Assumptions. As of April 30, 2021, we had $576.3 million of goodwill. During the year ended April 30, 2020, we recognized a $63.1 million non-cash impairment charge to write off goodwill related to our Canada reporting unit in conjunction with our annual goodwill impairment test performed in the fourth quarter of fiscal 2020. The primary factors contributing to the impairment was an increase in the discount rate and a decrease in market multiples, combined with a decrease in the reporting unit’s forecasted near-term cash flows, primarily resulting from COVID-19 driven economic uncertainty. The impairment charge was equal to the excess of the reporting unit’s carrying value over its fair value. As of April 30, 2021, we had $144.6 million of remaining goodwill related to our Canada reporting unit. Our annual impairment test during the fourth quarter of fiscal 2020 indicated the estimated fair values of our other reporting units exceeded their carrying values. Our fiscal 2021 annual impairment test indicated that none of our reporting units were at risk of failing the quantitative impairment test. Changes to our business strategy, changes in industry or market conditions, changes in operating performance, a prolonged weakness in general economic conditions, volatility in the equity and debt markets or other similar circumstances could affect the assumptions used in the impairment tests. Although management currently believes that the estimates used in the evaluation of goodwill are reasonable, if the assumptions used in the impairment analysis are not met or materially change, it could cause goodwill to be impaired.
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
Effect if Actual Results Differ. As of April 30, 2021, we had $311.3 million of property and equipment, $289.5 million of definite-lived intangible assets and $118.4 million of operating lease right-of-use assets. During the years ended April 30, 2021 and 2020, we recorded impairments of $1.0 million and $1.9 million, respectively, of operating lease right-of-use assets due to restructuring plans to close certain facilities. We did not recognize any other material impairment charges for our long-lived assets during the past three years. We did not have any material changes in useful lives for our long-lived assets during the past three years. However, changes in management intentions, market events or conditions, projected future net sales, operating results and other similar circumstances could affect the assumptions used in the impairment tests. Although management currently believes that the estimates used in the evaluation of long-lived assets are reasonable, differences between actual and expected net sales, operating results and cash flow could cause these assets to be impaired.
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
Judgments and Uncertainties. Accounting for business combinations requires our management to make significant estimates and assumptions about intangible assets, obligations assumed and pre-acquisition contingencies, including uncertain tax positions and tax-related valuation allowances and reserves. Critical inputs and assumptions in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer relationships and developed technologies; the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates.
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
In addition, we utilize Adjusted EBITDA in certain calculations under our debt agreements. Our debt agreements permit us to make certain additional adjustments in calculating Consolidated EBITDA, such as projected net cost savings, which are not reflected in the Adjusted EBITDA data presented in this Annual Report on Form 10-K. We may in the future reflect such permitted adjustments in our calculations of Adjusted EBITDA.
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

The following is a reconciliation of our net income to Adjusted EBITDA:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Net income	$105,560	$23,381	$56,002
Interest expense	53,786	67,718	73,677
Write-off of debt discount and deferred financing fees	4,606	1,331	—
Interest income	(86)	(88)	(66)
Provision for income taxes	31,534	22,944	14,039
Depreciation expense	50,480	51,332	46,456
Amortization expense	57,645	65,201	71,003
Impairment of goodwill	—	63,074	—
Stock appreciation expense(a)	3,173	1,572	2,730
Redeemable noncontrolling interests(b)	1,288	520	1,188
Equity-based compensation(c)	8,442	7,060	3,906
Severance and other permitted costs(d)	2,948	5,733	8,152
Transaction costs (acquisitions and other)(e)	1,068	2,414	7,858
(Gain) loss on disposal and impairment of assets(f)	(1,011)	658	(525)
Effects of fair value adjustments to inventory(g)	788	575	4,176
Change in fair value of financial instruments(h)	—	—	6,395
Gain on legal settlement	(1,382)	(14,029)	—
Secondary public offering costs(i)	—	363	—
Debt transaction costs(j)	532	—	678
Adjusted EBITDA	$319,371	$299,759	$295,669

Net sales	$3,298,823	$3,241,307	$3,116,032
Adjusted EBITDA Margin	9.7%	9.2%	9.5%
___________________________________
(a)Represents changes in the fair value of stock appreciation rights.
(b)Represents changes in the fair values of noncontrolling interests.
(c)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)Represents severance expenses and other costs permitted in the calculation of Adjusted EBITDA under the ABL Facility and the Term Loan Facility, including certain unusual, nonrecurring costs and credits due to COVID-19.
(e)Represents costs related to acquisitions paid to third parties.
(f)Includes gains from the sale of assets and impairment of assets resulting from restructuring plans to close certain facilities.
(g)Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.
(h)Represents the mark-to-market adjustments for derivative financial instruments.
(i)Represents costs paid to third-party advisors related to secondary offerings of our common stock.
(j)Represents costs paid to third-party advisors related to debt refinancing activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements. We have entered into interest rate swap agreements with a notional amount of $500.0 million to convert the variable interest rate on a portion of our Term Loan Facility to a fixed 1-month LIBOR interest rate of 2.46%. These contracts were effective on February 28, 2019 and terminate on February 28, 2023. Excluding the impact of this interest rate swap and the interest rate floor on the Term Loan Facility, each 1% increase in interest rates on the Term Loan Facility would increase our annual interest expense by approximately $5.1 million based on the aggregate principal amount outstanding under the Term Loan Facility as of April 30, 2021. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $4.5 million increase in our annual interest expense on the ABL Facility. Assuming the Canadian Facility was fully drawn, each 1% increase in interest rates would result in a $0.2 million increase in our annual interest expense. As of April 30, 2021, $509.7 million aggregate principal amount was outstanding under the Term Loan Facility. No amounts were outstanding under the ABL Facility or Canadian Facility.
Foreign Currency Risk
We are exposed to foreign currency exchange rate fluctuations for our operations in Canada, which can adversely impact our net income and cash flows. Approximately 16% of our net sales during the year ended April 30, 2021 were derived from sales to customers in Canada. These operations are primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect reported net sales, net income and cash flows. We currently do not enter into financial instruments to manage this foreign currency translation risk.

Item 8. Financial Statements and Supplementary Data
GMS Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GMS Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GMS Inc. (the Company) as of April 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 24, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Goodwill Impairment Assessment
Description of the Matter
As of April 30, 2021, the Company’s consolidated goodwill balance was $576.3 million. As explained in Note 5 to the consolidated financial statements, the Company tests goodwill for impairment annually during its fiscal fourth quarter, and whenever events or changes in circumstances indicate the estimated fair value of a reporting unit may no longer exceed the carrying amount. The Company estimates the fair value of its reporting units using a combination of the income and market approaches. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future operating cash flows, discount rates, and terminal growth rates. The determination of the fair value using the market approach requires management to make significant estimates and assumptions related to forecasts of future earnings before interest, taxes, depreciation, and amortization (EBITDA) and multiples that are applied to management’s forecasted EBITDA.
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
June 24, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GMS Inc.
Opinion on Internal Control over Financial Reporting
We have audited GMS Inc.’s internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GMS Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of D.L. Building Materials Inc. ("D.L. Building Materials"), which is included in the 2021 consolidated financial statements of the Company and constituted 2.2% of total assets as of April 30, 2021 and 0.5% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of D.L. Building Materials.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2021, and the related notes and our report dated June 24, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Atlanta, Georgia
June 24, 2021

GMS Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	April 30, 2021	April 30, 2020
Assets
Current assets:
Cash and cash equivalents	$167,012	$210,909
Trade accounts and notes receivable, net of allowances of $6,282 and $5,141, respectively	558,661	440,926
Inventories, net	357,054	299,815
Prepaid expenses and other current assets	19,525	14,972
Total current assets	1,102,252	966,622
Property and equipment, net of accumulated depreciation of $193,364 and $158,554, respectively	311,326	305,467
Operating lease right-of-use assets	118,413	115,257
Goodwill	576,330	553,073
Intangible assets, net	350,869	361,884
Deferred income taxes	15,715	8,904
Other assets	8,993	13,247
Total assets	$2,483,898	$2,324,454
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$322,965	$248,902
Accrued compensation and employee benefits	72,906	67,590
Other accrued expenses and current liabilities	87,138	75,326
Current portion of long-term debt	46,018	50,201
Current portion of operating lease liabilities	33,474	33,040
Total current liabilities	562,501	475,059
Non-current liabilities:
Long-term debt, less current portion	932,409	1,047,279
Long-term operating lease liabilities	90,290	89,605
Deferred income taxes, net	12,728	12,018
Other liabilities	63,508	66,512
Total liabilities	1,661,436	1,690,473
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 43,073 and 42,554 shares issued and outstanding as of April 30, 2021 and 2020, respectively	431	426
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of April 30, 2021 and 2020	—	—
Additional paid-in capital	542,737	529,662
Retained earnings	274,535	168,975
Accumulated other comprehensive income (loss)	4,759	(65,082)
Total stockholders' equity	822,462	633,981
Total liabilities and stockholders' equity	$2,483,898	$2,324,454
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	Year Ended April 30,
	2021	2020	2019
Net sales	$3,298,823	$3,241,307	$3,116,032
Cost of sales (exclusive of depreciation and amortization shown separately below)	2,236,120	2,178,093	2,111,913
Gross profit	1,062,703	1,063,214	1,004,119
Operating expenses:
Selling, general and administrative	763,629	784,081	739,460
Depreciation and amortization	108,125	116,533	117,459
Impairment of goodwill	—	63,074	—
Total operating expenses	871,754	963,688	856,919
Operating income	190,949	99,526	147,200
Other (expense) income:
Interest expense	(53,786)	(67,718)	(73,677)
Gain on legal settlement	1,382	14,029	—
Write-off of debt discount and deferred financing fees	(4,606)	(1,331)	—
Change in fair value of financial instruments	—	—	(6,395)
Other income, net	3,155	1,819	2,913
Total other expense, net	(53,855)	(53,201)	(77,159)
Income before taxes	137,094	46,325	70,041
Provision for income taxes	31,534	22,944	14,039
Net income	$105,560	$23,381	$56,002
Weighted average common shares outstanding:
Basic	42,765	41,853	40,914
Diluted	43,343	42,504	41,589
Net income per common share (1):
Basic	$2.47	$0.56	$1.33
Diluted	$2.44	$0.55	$1.31
Comprehensive income (loss)
Net income	$105,560	$23,381	$56,002
Foreign currency translation gain (loss)	61,341	(18,257)	(22,320)
Changes in other comprehensive income (loss), net of tax	8,500	(20,251)	(4,695)
Comprehensive income (loss)	$175,401	$(15,127)	$28,987
___________________________________
(1)See Note 18 for detailed calculations.
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Exchangeable Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2018	41,069	$411	$—	$489,007	$89,592	$441	$579,451
Net income	—	—	—	—	56,002	—	56,002
Issuance of Exchangeable Shares	—	—	29,639	—	—	—	29,639
Repurchase and retirement of common stock	(978)	(10)	—	(16,510)	—	—	(16,520)
Foreign currency translation loss	—	—	—	—	—	(22,320)	(22,320)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,695)	(4,695)
Equity-based compensation	—	—	—	3,726	—	—	3,726
Exercise of stock options	205	2	—	2,536	—	—	2,538
Vesting of restricted stock units	5	—	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	—	(50)	—	—	(50)
Issuance of common stock pursuant to employee stock purchase plan	74	1	—	1,404	—	—	1,405
Balances as of April 30, 2019	40,375	404	29,639	480,113	145,594	(26,574)	629,176
Net income	—	—	—	—	23,381	—	23,381
Exercise of Exchangeable Shares	1,129	11	(29,639)	29,628	—	—	—
Foreign currency translation loss	—	—	—	—	—	(18,257)	(18,257)
Other comprehensive loss, net of tax	—	—	—	—	—	(20,251)	(20,251)
Equity-based compensation	—	—	—	6,878	—	—	6,878
Exercise of stock options	857	9	—	11,784	—	—	11,793
Vesting of restricted stock units	78	1	—	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	—	(532)	—	—	(532)
Issuance of common stock pursuant to employee stock purchase plan	115	1	—	1,792	—	—	1,793
Balances as of April 30, 2020	42,554	426	—	529,662	168,975	(65,082)	633,981
Net income	—	—	—	—	105,560	—	105,560
Repurchase and retirement of common stock	(134)	(1)	—	(4,159)	—	—	(4,160)
Foreign currency translation gain	—	—	—	—	—	61,341	61,341
Other comprehensive income, net of tax	—	—	—	—	—	8,500	8,500
Equity-based compensation	—	—	—	8,412	—	—	8,412
Exercise of stock options	483	4	—	7,555	—	—	7,559
Vesting of restricted stock units	75	1	—	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	—	(807)	—	—	(807)
Issuance of common stock pursuant to employee stock purchase plan	95	1	—	2,075	—	—	2,076
Balances as of April 30, 2021	43,073	$431	$—	$542,737	$274,535	$4,759	$822,462
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended April 30,
	2021	2020	2019
Cash flows from operating activities:
Net income	$105,560	$23,381	$56,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,125	116,533	117,459
Impairment of goodwill	—	63,074	—
Write-off and amortization of debt discount and debt issuance costs	7,568	4,541	3,332
Equity-based compensation	12,872	8,970	7,643
(Gain) loss on disposal and impairment of assets	(1,011)	658	(525)
Change in fair value of financial instruments	—	—	6,395
Deferred income taxes	(10,329)	926	(17,487)
Other items, net	1,552	4,110	5,984
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(101,617)	50,215	(18,039)
Inventories	(46,660)	(4,579)	5,137
Prepaid expenses and other assets	(2,621)	6,623	(4,842)
Accounts payable	65,446	31,499	31,269
Accrued compensation and employee benefits	4,477	4,740	6,631
Other accrued expenses and liabilities	9,942	(7,612)	(5,344)
Cash provided by operating activities	153,304	303,079	193,615
Cash flows from investing activities:
Purchases of property and equipment	(29,873)	(25,193)	(18,770)
Proceeds from sale of assets	2,262	2,229	1,170
Acquisition of businesses, net of cash acquired	(35,976)	(24,136)	(583,092)
Cash used in investing activities	(63,587)	(47,100)	(600,692)
Cash flows from financing activities:
Repayments on revolving credit facilities	(102,189)	(837,424)	(937,176)
Borrowings from revolving credit facilities	14,750	880,698	981,148
Payments of principal on long-term debt	(8,754)	(109,968)	(9,968)
Payments of principal on finance lease obligations	(30,371)	(25,275)	(19,474)
Borrowings from term loan	511,000	—	996,840
Repayments of term loan	(869,427)	—	(571,840)
Issuance of Senior Notes	350,000	—	—
Repurchases of common stock	(4,160)	—	(16,520)
Payments for contingent consideration	—	(11,133)	—
Debt issuance costs	(6,299)	(1,286)	(7,933)
Proceeds from exercises of stock options	7,559	11,793	2,538
Payments for taxes related to net share settlement of equity awards	(807)	(532)	(50)
Proceeds from issuance of stock pursuant to employee stock purchase plan	2,076	1,793	1,405
Cash (used in) provided by financing activities	(136,622)	(91,334)	418,970
Effect of exchange rates on cash and cash equivalents	3,008	(1,074)	(992)
(Decrease) increase in cash and cash equivalents	(43,897)	163,571	10,901
Cash and cash equivalents, beginning of year	210,909	47,338	36,437
Cash and cash equivalents, end of year	$167,012	$210,909	$47,338
Supplemental cash flow disclosures:
Cash paid for income taxes	$46,417	$29,761	$19,351
Cash paid for interest	49,650	63,745	66,435
Supplemental schedule of noncash activities:
Assets acquired under finance lease	$27,400	$50,484	$111,826
Issuance of installment notes associated with equity-based compensation liability awards	590	5,163	5,356
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Notes to Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”), through its wholly-owned operating subsidiaries, is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary building products. We purchase products from many manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of 268 distribution centers across the United States and Canada.
Principles of Consolidation
The consolidated financial statements present the results of operations, financial position, stockholders’ equity and cash flows of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The results of operations of businesses acquired are included from their respective dates of acquisition.
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
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. The Company reclassified $11.5 million of a derivative liability from other liabilities to other accrued expenses and current liabilities in the Consolidated Balance Sheet as of April 30, 2020 to correct an immaterial misclassification.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Trade Accounts Receivable
The Company records accounts and notes receivable net of allowances, including an allowance for expected credit losses. The Company maintains an allowance for estimated losses due to the failure of customers to make required payments, as well as allowances for cash discounts. The Company’s estimate of the allowance for expected credit losses is based on an assessment of individual past due accounts, historical loss information, accounts receivable aging and current economic factors and the Company’s expectation of future economic conditions. Account balances are written off when the potential for recovery is considered remote. Other receivables primarily include vendor rebate receivables.Other allowances includes reserves for cash discounts and reserves for service charges.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
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
Property and Equipment
Property and equipment is recorded at cost less accumulated depreciation. Property and equipment obtained through business combinations is stated at estimated fair value as of the acquisition date. Expenditures for improvements are capitalized, while the costs of maintenance and repairs are charged to operating expense as incurred. Gains and losses related to the sale of property and equipment are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Depreciation expense for property and equipment of U.S. subsidiaries is determined using the straight-line method over the estimated useful lives of the various asset classes. The estimated useful lives of property and equipment are as follows:

Buildings	25-39 years
Furniture, fixtures and automobiles	3 - 5 years
Computer hardware and software	3 - 5 years
Warehouse and delivery equipment	4 - 10 years
Leasehold improvements	Shorter of estimated useful life or lease term
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Intangible Assets
Intangible assets consist of customer relationships, trade names and other assets acquired in conjunction with the purchases of businesses or purchases of assets from other companies. The Company typically uses an income method to estimate the acquisition date fair value of intangible assets obtained through a business combination, which is based on forecasts of the expected future cash flows attributable to the respective assets. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by considering management’s own analysis and an independent third-party valuation specialist’s appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives.
Long-Lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment, operating lease right-of-use ("ROU") assets and definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss if the carrying amount is not recoverable through the undiscounted cash flows and measures an impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell and are recorded within prepaid expenses and other current assets in the Consolidated Balance Sheets. The Company classifies assets as held for sale if it commits to a plan to sell the asset within one year and actively markets the asset in its current condition for a price that is reasonable in comparison to its estimated fair value.
Leases
The Company leases office and warehouse facilities, distribution equipment and its fleet of vehicles. The Company’s leases have lease terms ranging from one to eleven years. The Company's facilities leases generally contain renewal options for periods ranging from one to five years. The exercise of lease renewal options is typically at the Company’s sole discretion. The Company does not recognize ROU assets or lease liabilities for renewal options unless it is determined that the Company is reasonably certain of exercising renewal options at lease inception. Certain of the Company’s equipment leases include options to purchase the leased property and residual value guarantees. Any residual value payment deemed probable is included in the Company’s lease liability. The Company’s lease agreements do not contain any material restrictive covenants.
The Company determines if an arrangement is a lease at inception and evaluates whether the lease meets the classification criteria of a finance or operating lease. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term operating lease liabilities in the Consolidated Balance Sheets. Finance leases are included in property and equipment, current portion of long-term debt and long-term debt in the Consolidated Balance Sheets.
Lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of future payments. The Company determines its incremental borrowing rate based on the applicable lease terms and the current economic environment. Lease ROU assets also include any lease payments made in advance and excludes lease incentives and initial direct costs incurred. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvements funding or other lease concessions. Lease expense is recognized on a straight-line basis based on the fixed component over the lease term. Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs for leased facilities and vehicles and equipment, which are expensed as incurred. The Company also made the accounting policy election to not separate lease components from non-lease components related to its fleet of vehicles.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
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
The following table presents the Company’s aggregate liabilities for medical self insurance, reserves for general liability, automobile and workers’ compensation and the expected recoveries for medical self insurance, general liability, automobile and workers’ compensation. Liabilities for medical self insurance are included in other accrued expenses and current liabilities. Reserves for general liability, automobile and workers’ compensation are included in other accrued expenses and current liabilities and other liabilities in the Consolidated Balance Sheets. Expected recoveries for insurance liabilities are included in prepaid expenses and other current assets and other assets in the Consolidated Balance Sheets.

	April 30,
	2021	2020
	(in thousands)
Medical self-insurance	$3,852	$3,770
General liability, automobile and workers’ compensation	19,807	19,410
Expected recoveries for insurance liabilities	(3,209)	(6,037)
Restructuring
The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. After the appropriate level of management approves the detailed restructuring plan and the appropriate criteria for recognition are met, the Company establishes accruals for employee termination and other costs, as applicable. During the fourth quarter of 2020, the Company initiated a restructuring plan to close one of its facilities. The Company recorded $2.2 million of restructuring costs, consisting of $1.9 million for impairment of the operating lease right-of-use asset and $0.3 million for severance and other employee costs. During the first quarter of 2019, the Company initiated a reduction in workforce as part of a strategic cost reduction plan to improve operational efficiency. The Company recorded $5.0 million of restructuring costs in connection with the reduction in workforce and certain other restructuring activities, consisting primarily of severance and other employee costs. All costs related to the reduction in workforce were recognized and paid during the year ended April 30, 2019. Restructuring costs are classified within selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Debt Issuance Costs
The Company defers debt issuance costs and amortizes them over the term of the related debt. The Company uses the straight-line method to amortize debt issuance costs for its revolving credit facilities and uses the effective interest method to amortize debt issuance costs for its other debt facilities. Amortization of debt issuance costs is recorded in interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company classifies debt issuance costs for its revolving credit facilities as an asset in the Consolidated Balance Sheets and classifies debt issuance costs for its other debt facilities as a reduction of the related debt in the Consolidated Balance Sheets.

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
Derivative Instruments
The Company has entered into derivative instruments to manage its exposure to certain financial risks. The Company’s derivative financial instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets and measured at fair value. Derivative instruments that do not qualify as a hedge or are not designated as a hedge are adjusted to estimated fair value in earnings. Derivative instruments that meet hedge criteria are formally designated as hedges. For derivative instruments designated as a cash flow hedge, the Company recognizes the change in fair value, net of taxes, to accumulated other comprehensive income (loss) in the Consolidated Balance Sheets, and an amount is reclassified out of accumulated other comprehensive income (loss) into earnings to offset the earnings impact that is attributable to the risk being hedged. See Note 14, “Fair Value Measurements,” for additional information with respect to the Company’s derivative instruments.
Revenue Recognition
General. Revenue is recognized upon transfer of control of promised goods to customers at an amount that reflects the consideration the Company expects to receive in exchange for those goods. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company includes shipping and handling costs billed to customers in net sales. These costs are recognized as a component of selling, general and administrative expenses. See Note 17, “Segments,” for information regarding disaggregation of revenue, including revenue by product and by geographic area.
Performance Obligations. The Company satisfies its performance obligations at a point in time, which is upon delivery of products. The Company’s payment terms vary by the type and location of its customers. The amount of time between point of sale and when payment is due is not significant and the Company has determined its contracts do not include a significant financing component.
The Company’s contracts with customers involve performance obligations that are one year or less. Therefore, the Company applied the standard’s optional exemption that permits the omission of information about its unfulfilled performance obligations as of the balance sheet dates.
Significant Judgments. The Company’s contracts may include terms that could cause variability in the transaction price, including customer rebates, returns and cash discounts for early payment. Variable consideration is estimated and included in the transaction price based on the expected value method. These estimates are based on historical experience, anticipated performance and other factors known at the time. The Company only includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
Cost of Sales
Cost of sales reflects the direct cost of goods purchased from third parties, rebates earned from vendors, adjustments for inventory reserves and the cost of inbound freight.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Vendor Rebates
Typical arrangements with vendors provide for the Company to receive a rebate of a specified amount after it achieves any of a number of measures generally related to the volume of our purchases over a period of time. The Company records these rebates to effectively reduce its cost of sales in the period in which the Company sells the product. Throughout the year, the Company estimates the amount of rebates receivable for the periodic programs based upon the expected level of purchases. The Company accrues for the receipt of vendor rebates based on purchases and reduces inventory to reflect the deferral of cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include expenses related to the delivery and warehousing of the Company's products, as well as employee compensation and benefits expenses for employees in the Company's branches and yard support center, as well as other administrative expenses, such as legal, accounting and information technology costs. Selling, general and administrative expenses included delivery expenses of $232.8 million, $243.0 million and $225.6 million during the years ended April 30, 2021, 2020 and 2019, respectively.
Advertising Expense
The cost of advertising is expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expense was $2.3 million, $3.3 million and $1.9 million during the years ended April 30, 2021, 2020 and 2019, respectively.
Equity-Based Compensation
As of April 30, 2021, the Company had various stock-based compensation plans, which are more fully described in Note 12, “Equity-Based Compensation.” The Company measures compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognizes compensation expense, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model and determines the fair value of restricted stock units based on the quoted price of GMS’s common stock on the date of grant. The Company estimates forfeitures based on historical analysis of actual forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed at least annually.
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
The Company evaluates its deferred tax assets to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The primary negative evidence considered includes the cumulative operating losses generated in prior periods. The primary positive evidence considered includes the reversal of deferred tax liabilities related to depreciation and amortization that would occur within the same jurisdiction and during the carry-forward period necessary to absorb the federal and state net operating losses and other deferred tax assets. The reversal of such liabilities supports the realizability of the federal and state net operating losses and other deferred tax assets.
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Concentrations of Risk
COVID-19 Pandemic. Beginning in March 2020 and during the year ended April 30, 2021, the COVID-19 pandemic caused significant volatility, uncertainty and economic disruption and impacted the Company’s operations and the operations of the Company’s customers and vendors as a result of ongoing or new quarantines, branch closures, travel and logistics restrictions, project delays or shutdowns, decreased demand and general market disruptions. The future impact of COVID-19 on the Company's financial results depends on numerous factors. The Company continues to evaluate the nature and extent of the COVID-19 pandemic’s impact on its financial condition, results of operations and cash flows.
Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts and notes receivable. The Company assesses the credit standing of counterparties as considered necessary. The Company routinely assesses the financial strength of its customers and generally does not require collateral. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of geographically diverse customers comprising the Company’s customer base. Additionally, the Company maintains allowances for potential credit losses. The Company does not enter into financial instruments for trading or speculative purposes. As of April 30, 2021 and 2020, no customer accounted for more than 10% of gross accounts receivable.
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
Level 1Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.
Level 2Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3Inputs are unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The carrying values of the Company’s cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their short-term nature. Based on borrowing rates available to the Company for loans with similar terms, the carrying values of the Company’s variable rate debt instruments approximate fair value. See Note 14, “Fair Value Measurements,” for additional information with respect to the Company’s fair value measurements.
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The holders of the Company’s Exchangeable Shares (as defined in Note 2, “Business Acquisitions” and further described in Note 11, “Stockholders’ Equity”) were entitled to receive dividends or distributions that were equal to any dividends or distributions on the Company’s common stock. As a result, when the Exchangeable Shares were outstanding, they were classified as a participating security and thereby required the allocation of income that would have otherwise been available to common stockholders when calculating earnings per share. Diluted earnings per share was calculated by utilizing the most dilutive result of the if-converted and two-class methods. In both methods, net income attributable to common stockholders and the weighted-average common shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules.
Recently Adopted Accounting Pronouncements
Credit Losses – In June 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on credit losses on financial instruments. This guidance introduces a revised approach to the recognition and measurement of credit losses of certain financial instruments, including trade and other receivables, emphasizing an updated model based on expected losses rather than incurred losses. The Company adopted this guidance on May 1, 2020 with no material impact to its financial statements. See the heading “Trade Accounts Receivable” in this Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies," and Note 3, “Accounts Receivable,” for additional information with respect to the Company’s allowance for expected credit losses.
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
2. Business Acquisitions
The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing certain acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Consolidated Statements of Operations and Comprehensive Income (Loss). The results of operations of acquisitions are reflected in the Company’s Consolidated Financial Statements from the date of acquisition.
Fiscal 2021 Acquisition
On February 1, 2021, the Company acquired 100% of the outstanding stock of D.L. Building Materials Inc. (“D.L. Building Materials”) for a purchase price of approximately $39.5 million ($50.6 million Canadian dollars). D.L. Building Materials distributes wallboard, acoustical ceilings, steel framing, insulation and related building products in the Eastern Ontario and Western Quebec markets through two locations in Gatineau, Quebec and Kingston, Ontario.
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The acquisition accounting is subject to change as the Company obtains additional information during the measurement period about the facts

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
and circumstances that existed as of the acquisition date. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to working capital adjustments.
The following table summarizes the preliminary acquisition accounting for this acquisition based on currently available information:

Preliminary Acquisition Accounting
(in thousands)
Cash	$4,179
Trade accounts and notes receivable	8,325
Inventories	5,075
Prepaid and other current assets	675
Property and equipment	2,721
Operating lease right-of-use assets	1,103
Customer relationships	20,926
Tradenames	2,498
Goodwill	9,084
Liabilities assumed	(12,282)
Deferred income taxes	(2,830)
Fair value of consideration transferred	$39,474
Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is all attributable to the Company's geographic divisions reportable segment. Goodwill is not expected to be deductible for U.S. federal income tax purposes. The pro forma impact of this acquisition is not presented as it is not considered material to the Company's Consolidated Financial Statements.
Fiscal 2020 Acquisitions
In fiscal 2020, the Company completed the following acquisitions, with an aggregate purchase price of $24.9 million of cash consideration. The purpose of these acquisitions was to expand the geographical coverage of the Company and grow the business.

Company Name	Form of Acquisition	Date of Acquisition
J.P. Hart Lumber Company	Purchase of net assets	June 3, 2019
Rigney Building Supplies Ltd.	Purchase of 100% of outstanding common stock	November 1, 2019
Trowel Trades Supply, Inc.	Purchase of net assets	February 1, 2020
Fiscal 2019 Acquisitions
Acquisition of Titan
On June 1, 2018, the Company acquired all of the outstanding equity interests of WSB Titan (“Titan”), a distributor of wallboard, lumber, insulation and other complementary commercial and residential building materials. Titan is a gypsum specialty dealer with 30 locations across five provinces in Canada. The stated purchase price was $627.0 million ($800.0 million Canadian dollars). As part of the consideration, certain members of Titan’s management converted a portion of their ownership position into 1.1 million shares of equity that are exchangeable for the Company’s common stock (“Exchangeable Shares”). The purpose of the transaction was to extend the Company’s leadership position in North America with additional scale and footprint, expand its geographic coverage into the Canadian market and create opportunities for further expansion in Canada.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
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
The following table summarizes the acquisition accounting:

	Preliminary Acquisition Accounting	Adjustments/ Reclassifications	Final Acquisition Accounting
	(in thousands)
Cash	$5,573	$—	$5,573
Trade accounts and notes receivable	84,039	970	85,009
Inventories	60,272	—	60,272
Prepaid and other current assets	8,334	—	8,334
Property and equipment	37,263	—	37,263
Goodwill	196,524	(2,726)	193,798
Intangible assets	289,423	(2,469)	286,954
Accounts payable and accrued expenses	(40,833)	(970)	(41,803)
Contingent consideration	(12,039)	—	(12,039)
Deferred income taxes	(14,337)	2,085	(12,252)
Fair value of consideration transferred	$614,219	$(3,110)	$611,109
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	April 30,
	2021	2020
	(in thousands)
Trade receivables	$488,002	$398,739
Other receivables	76,941	47,328
Allowance for expected credit losses	(3,254)	(2,861)
Other allowances	(3,028)	(2,280)
Trade accounts and notes receivable	$558,661	$440,926
The following table presents the change in the allowance for expected credit losses during the year ended April 30, 2021:

(in thousands)
Balance as of May 1, 2020	$2,861
Provision	1,774
Write-offs	(1,381)
Balance as of April 30, 2021	$3,254
Receivables from contracts with customers, net of allowances, were $481.7 million and $393.6 million as of April 30, 2021 and 2020, respectively. The Company did not have material amounts of contract assets or liabilities as of April 30, 2021 or 2020.
4. Property and Equipment
The Company’s property and equipment consisted of the following:

	April 30,
	2021	2020
	(in thousands)
Land	$56,841	$52,581
Buildings and leasehold improvements	120,616	110,322
Machinery and equipment	324,375	300,133
Construction in progress	2,858	985
Total property and equipment	504,690	464,021
Less: accumulated depreciation and amortization	193,364	158,554
Total property and equipment, net of accumulated depreciation	$311,326	$305,467
Depreciation expense for property and equipment, which includes amortization of property under finance leases, was $50.5 million, $51.3 million and $46.5 million during the years ended April 30, 2021, 2020 and 2019 respectively.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
5. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2020	$616,147	$(63,074)	$553,073
Goodwill recognized from acquisition	9,084	—	9,084
Purchase price adjustments	(159)	—	(159)
Translation adjustment	20,305	(5,973)	14,332
Balance as of April 30, 2021	$645,377	$(69,047)	$576,330
All goodwill relates to the Company's geographic divisions reportable segment.
The annual impairment test during the fourth quarter of fiscal 2021 indicated that the fair value of the Company’s reporting units exceeded their carrying values. The Company identified eight reporting units for evaluating goodwill for the fiscal 2021 annual impairment test, which were Central, Midwest, Northeast, Southern, Southeast, Southwest, Western and Canada. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company evaluates its reporting units on an annual basis.
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
The Company recognized a $63.1 million non-cash impairment charge to write off goodwill related to its Canada reporting unit in conjunction with its annual goodwill impairment test performed in the fourth quarter of fiscal 2020. This charge was included in impairment of goodwill in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended April 30, 2020. The primary factors contributing to the impairment was an increase in the discount rate and a decrease in market multiples, combined with a decrease in the reporting unit’s forecasted near-term cash flows, primarily resulting from COVID-19 driven economic uncertainty. The impairment charge was equal to the excess of the reporting unit’s carrying value over its fair value. As of April 30, 2021, the Company had $144.6 million of remaining goodwill related to its Canada reporting unit. The Company’s annual impairment test during the fourth quarter of fiscal 2020 indicated the estimated fair values of its other reporting units exceeded their carrying values. The Company's annual impairment tests during the fourth quarters of fiscal 2021 and 2019 indicated that the fair value of the Company’s reporting units exceeded their carrying values.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Intangible Assets
The following tables present the components of the Company’s definite-lived intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2021
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5 - 16	13.3	$569,255	$(330,880)	$238,375
Definite-lived tradenames	5 - 20	16.8	62,084	(14,842)	47,242
Vendor agreements	8 - 10	8.3	6,644	(5,372)	1,272
Developed technology	5	4.9	5,699	(3,381)	2,318
Other	3 - 5	3.3	4,291	(3,996)	295
Totals			$647,973	$(358,471)	$289,502

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2020
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5 - 16	12.8	$516,928	$(270,029)	$246,899
Definite-lived tradenames	5 - 20	16.3	55,654	(10,474)	45,180
Vendor agreements	8 - 10	8.3	6,644	(4,567)	2,077
Developed technology	5	4.9	5,036	(1,963)	3,073
Other	1 - 15	5.3	7,836	(4,548)	3,288
Totals			$592,098	$(291,581)	$300,517
Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flow generated by such assets, and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $57.6 million, $65.2 million and $71.0 million during the years ended April 30, 2021, 2020 and 2019, respectively, and is recorded in depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2022	$53,094
2023	44,251
2024	36,024
2025	29,738
2026	24,807
Thereafter	101,588
Total	$289,502
The Company’s indefinite-lived intangible assets, other than goodwill, consist of tradenames that had a carrying amount of $61.4 million as of April 30, 2021 and 2020.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
6. Other Accrued Expenses and Current Liabilities
The Company’s other accrued expenses and current liabilities consisted of the following:

	April 30,
	2021	2020
	(in thousands)
Insurance related liabilities	$14,301	$12,922
Customer rebates payable	12,723	10,211
Sales taxes payable	11,529	9,493
Derivative liability	11,817	11,514
Reserve for sales returns	6,028	4,081
Income taxes payable	5,928	2,844
Other	24,812	24,261
Total other accrued expenses and current liabilities	$87,138	$75,326

7. Long-Term Debt
The Company’s long-term debt consisted of the following:

	April 30,
	2021	2020
	(in thousands)
Term Loan Facility	$509,722	$876,903
Unamortized discount and deferred financing costs on Term Loan Facility	(4,735)	(10,602)
ABL Facility	—	80,000
Senior Notes	350,000	—
Unamortized discount and deferred financing costs on Senior Notes	(5,485)	—
Finance lease obligations	117,948	128,767
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2025	11,716	16,316
Unamortized discount on installment notes	(739)	(1,098)
Canadian Facility	—	7,194
Carrying value of debt	978,427	1,097,480
Less current portion	46,018	50,201
Long-term debt	$932,409	$1,047,279
Term Loan Facility
The Company’s wholly-owned subsidiaries, GYP Holdings II Corp., as parent guarantor (in such capacity, “Holdings”), and GYP Holdings III Corp., as borrower (in such capacity, the “Borrower” and, together with Holdings and the Subsidiary Guarantors (as defined below), the “Loan Parties”), have a senior secured first lien term loan facility (the “Term Loan Facility”). The Term Loan Facility permits the Borrower to add one or more incremental term loans up to a fixed amount of $100.0 million plus a certain amount depending on a secured first lien leverage ratio test included in the Term Loan Facility. The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, with the balance due June 1, 2025. Provided that the individual affected lenders agree accordingly, the maturities of the Term Loan Facility may, upon the Borrower’s request and without the consent of any other lender, be extended. GYP Holdings II Corp., the sole entity between borrower and financial reporting entity, is a holding company with no other operations, assets, liabilities or cash flows other than through its ownership of GYP Holdings III Corp. (borrower) and its operating subsidiaries. As of April 30, 2021, the applicable rate of interest was 2.61%.

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
On April 22, 2021, the Company entered into the Fourth Amendment to its First Lien Credit Agreement (the “Fourth Amendment”) that, among other things, reduced the applicable interest rate to LIBOR plus 2.50%, with a 0% floor. The Company used net proceeds from the issuance of senior unsecured notes due May 2029 (the "Senior Notes") on April 22, 2021 to repay a portion of outstanding borrowings under the Company's Term Loan Facility. After giving effect to the Fourth Amendment, the aggregate principal amount outstanding under the Term Loan Facility was $511.0 million. The Company recorded a write-off of debt discount and deferred financing fees of $4.6 million, which is included in write-off of debt discount and deferred financing fees in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended April 30, 2021. On April 30, 2021, the Company made a scheduled quarterly payment of $1.3 million on the Term Loan Facility.
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
As of April 30, 2021, the Company had available borrowing capacity of $429.6 million under the ABL Facility. The ABL Facility matures on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the Term Loan Facility.
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Prepayments
The Term Loan Facility may be prepaid at any time. Under certain circumstances and subject to certain exceptions, the Term Loan Facility will be subject to mandatory prepayments in the amount equal to:
•100% of the net proceeds of certain asset sales and issuances or incurrences of nonpermitted indebtedness; and
•50% of annual excess cash flow for any fiscal year, such percentage to decrease to 25% or 0% depending on the attainment of certain total leverage ratio targets.
As of April 30, 2021, there was no prepayment required related to excess cash flow.
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
Covenants
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of April 30, 2021.
The Term Loan Facility contains a number of covenants that limit the Company’s ability and the ability of the Company’s restricted subsidiaries, as described in the respective credit agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all covenants as of April 30, 2021.
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
Senior Notes
On April 22, 2021, the Company issued $350.0 million aggregate principal amount of Senior Notes in a private offering. Proceeds from the Senior Notes were used to repay a portion of outstanding borrowings under the Company's Term Loan Facility and to pay related transaction fees and expenses. The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1.
The Senior Notes are general senior unsecured obligations, rank equally in right of payment with all existing and future senior indebtedness of the Company, including the Term Loan Facility and ABL Facility, and are senior in right of payment to any existing and future subordinated indebtedness of the Company. The Senior Notes and the related guarantees are effectively subordinated to all existing and future secured indebtedness of the Company and the Company’s subsidiaries guaranteeing the notes, including indebtedness under the Term Loan Facility and the ABL Facility, to the extent of the value of the assets securing such indebtedness. The Senior Notes and the related guarantees are structurally subordinated to all of the

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the Senior Notes, including the senior secured asset-based revolving credit facility of Titan (the “Canadian Facility”).
The Company may redeem some or all of the Senior Notes at any time on or after May 1, 2024, at the redemption prices set forth in the indenture, plus accrued and unpaid interest up to, but not including, the redemption date. Prior to May 1, 2024, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus the “make-whole” premium set forth in the indenture. The Company may redeem up to 40% of the Senior Notes at any time prior to May 1, 2024 with the proceeds of certain equity offerings at the redemption prices set forth in the Indenture. If the Company sells certain assets or consummates certain change in control transactions, the Company will be required to make an offer to repurchase the Senior Notes.

The indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate, and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of important exceptions and qualifications set forth in the Indenture. The indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Senior Notes, failure to make payments of interest on the Senior Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency.
Canadian Revolving Credit Facility
The Company has a Canadian Facility that provides for aggregate revolving commitments of $24.4 million ($30.0 million Canadian dollars), as amended. The Canadian Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. During the year ended April 30, 2021, the Company amended the Canadian Facility to, among other things, extend the maturity date and remove the highest pricing level applicable to borrowings under the Canadian Facility. As of April 30, 2021, the Company had available borrowing capacity of $24.2 million under the Canadian Facility. The Canadian Facility matures on January 12, 2026.
Installment Notes
The Company’s installment notes include notes for subsidiary stock repurchases from stockholders, notes for the payout of stock appreciation rights and a note to the seller of an acquired company. See Note 13, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests.”
Debt Maturities
As of April 30, 2021, the maturities of existing long-term debt and finance leases were as follows:

	Term Loan Facility	Senior Notes	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2022	$5,110	$—	$36,665	$4,520	$46,295
2023	5,110	—	31,525	4,505	41,140
2024	5,110	—	24,602	1,881	31,593
2025	5,110	—	14,675	810	20,595
2026	489,282	—	7,454	—	496,736
Thereafter	—	350,000	3,027	—	353,027
	$509,722	$350,000	$117,948	$11,716	$989,386

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
8. Leases
The components of lease expense were as follows:

	Year Ended April 30,
	2021	2020
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$23,769	$24,352
Interest on lease liabilities	11,164	13,316
Operating lease cost	42,383	42,846
Variable lease cost	12,914	12,555
Total lease cost	$90,230	$93,069
Operating lease cost, including variable lease cost, is included in selling, general and administrative expenses; amortization of finance ROU assets is included in depreciation and amortization; and interest on finance lease liabilities is included in interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). Rent expense under operating leases was $53.5 million during the year ended April 30, 2019, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Supplemental cash flow information related to leases was as follows:

	Year Ended April 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$42,876	$42,150
Operating cash flows from finance leases	11,164	13,316
Financing cash flows from finance leases	30,371	25,275
Right-of-use assets obtained in exchange for lease obligations
Operating leases	37,513	38,143
Finance leases	27,400	50,484
Other information related to leases was as follows:

	April 30,
	2021	2020
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$176,591	$171,380
Accumulated depreciation	(51,869)	(41,737)
Property and equipment, net	$124,722	$129,643
Weighted-average remaining lease term (years)
Operating leases	4.7	4.9
Finance leases	3.5	3.6
Weighted-average discount rate
Operating leases	5.5%	5.5%
Finance leases	4.6%	5.0%

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Future minimum lease payments under non-cancellable leases as of April 30, 2021 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2022	$44,209	$39,474
2023	35,538	32,704
2024	26,259	26,764
2025	15,266	18,455
2026	7,627	8,707
Thereafter	3,051	15,197
Total lease payments	131,950	141,301
Less imputed interest	14,002	17,537
Total	$117,948	$123,764
9. Retirement Plan
The Company maintains a 401(k) defined contribution retirement plan for its employees. Participants are allowed to choose from a selection of mutual funds in order to designate how both employer and employee contributions are invested. Under the plan, the Company matches 50% of each employee’s contributions on the first 4% of the employee’s compensation contributed. The Company contributed $3.2 million, $5.3 million and $4.7 million, during the years ended April 30, 2021, 2020 and 2019, respectively. In June 2020, the Company temporarily suspended matching contributions under the plan. In January 2021, the Company reinstated its matching contributions.
10. Income Taxes
The following table presents the components of income before taxes for the years ended April 30, 2021, 2020 and 2019:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
United States	$106,059	$106,850	$62,878
Foreign	31,035	(60,525)	7,163
Income before taxes	$137,094	$46,325	$70,041
The following table presents the components of income tax expense for the years ended April 30, 2021, 2020 and 2019:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Current
Federal	$27,171	$12,537	$11,858
Foreign	9,098	1,624	13,739
State	5,594	7,857	5,929
Total Current	41,863	22,018	31,526
Deferred
Federal	(4,653)	8,986	453
Foreign	(5,870)	(7,347)	(16,931)
State	194	(713)	(1,009)
Total Deferred	(10,329)	926	(17,487)
Total provision for income taxes	$31,534	$22,944	$14,039

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement for the years ended April 30, 2021, 2020 and 2019:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Federal income taxes at statutory rate	$28,793	$9,747	$14,715
State income taxes, net of federal income tax benefit	4,000	4,054	2,440
Impact of foreign rate differences	1,162	(2,861)	418
Impact of rate difference on impairment of goodwill	—	7,630	—
Net change in valuation allowance	578	9,070	664
Nondeductible meals & entertainment	252	592	635
Equity-based compensation	(1,012)	(1,196)	(53)
GILTI	1,911	704	241
Nondeductible transaction costs	—	90	529
Intercompany interest expense	(4,532)	(5,361)	(5,255)
Other	382	475	(295)
Total provision for income taxes	$31,534	$22,944	$14,039
The tax effects of temporary differences, which give rise to deferred income taxes as of April 30, 2021 and 2020 are as follows:

	April 30,
	2021	2020
Deferred income tax assets:	(in thousands)
Allowances on accounts and notes receivable	$2,617	$2,016
Accrued payroll and related costs	5,093	1,859
Insurance reserves	4,086	2,501
Inventory costs	3,252	2,630
Deferred compensation	7,892	7,426
Equity compensation	2,612	2,695
Derivative instrument	5,083	7,850
Acquisition related costs	1,202	1,311
Net operating loss carry-forwards	1,591	1,595
Disallowed interest expense	974	736
Investment in partnerships	24,316	16,535
Deferred rent	829	1,112
Noncompete agreements	95	120
Other deferred tax assets, net	1,147	1,424
Total deferred income tax assets	60,789	49,810
Less: Valuation allowance	(11,768)	(10,183)
Total deferred income tax assets, net of valuation allowance	49,021	39,627
Deferred income tax liabilities:
Amortization of intangible assets	(19,583)	(18,917)
Rebates	(151)	(400)
Depreciation	(25,668)	(21,508)
Deferred financing costs	(463)	(1,582)
Other deferred tax liabilities, net	(169)	(334)
Total deferred income tax liabilities	(46,034)	(42,741)
Deferred income tax liabilities, net	$2,987	$(3,114)

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
GILTI. The Company is subject to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.
As of April 30, 2021, the Company’s assertion has not changed from the year ended April 30, 2020 that it does not intend to permanently reinvest its accumulated earnings in its non-U.S. subsidiaries and will continue to periodically distribute the earnings on an as needed basis. The Company does not anticipate significant tax consequences from any future distributions.
NOLs. During recent tax years, the Company generated certain state net operating loss carry-forwards which are available for use against taxable income in each respective state. The Company had gross state net operating losses available for carry-forward of $29.7 million as of April 30, 2021 and gross federal and state net operating losses available for carry-forward of $0.7 million and $27.4 million as of April 30, 2020, respectively, which expire beginning in 2024.
Valuation allowance. Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse. The tax credits, carryforwards and net operating losses expire from 2022 to 2041.
Valuation allowances are established if management believes that it is more likely than not the related tax benefits will not be realized. The valuation allowance as of April 30, 2021 and 2020 primarily relates to a portion of the Titan outside basis difference that was created as a result of the impairment of goodwill recognized during the year ended April 30, 2021 and state tax attribute carry forwards.
Uncertain tax positions. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. The Company’s policy for recording penalties and interest associated with uncertain tax positions is to record such items as a component of selling, general and administrative expense. The Company had no reserve for uncertain tax positions as of April 30, 2021 and 2020.
As of April 30, 2021, the tax years ended April 30, 2021, 2020, 2019 and 2018 remain subject to examination by the U.S. Internal Revenue Service. In states in which the Company conducts business, the statute of limitation periods for examination generally vary from three to four years. Net operating losses dating back to 2008 are still being carried forward and remain subject to examination by the taxing authorities. The Company regularly assesses the potential outcomes of future examinations to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes that no liability for uncertain tax position is necessary as of April 30, 2021 and 2020.
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Share Repurchase Program
The Company's Board of Directors has authorized a common stock repurchase program to repurchase up to $75.0 million of outstanding common stock. The Company may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended. These repurchases are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion.
The Company repurchased 134 thousand and 1.0 million shares of its common stock for $4.2 million and $16.5 million during the years ended April 30, 2021 and April 30, 2019, respectively, pursuant to its share repurchase program. The Company did not repurchase any shares of its common stock during the year ended April 30, 2020. The repurchased common stock was retired. As of April 30, 2021, the Company had $54.3 million of remaining repurchase authorization under its share repurchase program.
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
Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes to accumulated other comprehensive (loss) income, net of tax, by component for the years ended April 30, 2021, 2020 and 2019:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2018	$—	$441	$441
Other comprehensive loss before reclassification	(22,320)	(5,423)	(27,743)
Reclassification to earnings from accumulated other comprehensive income (loss)	—	728	728
Balance as of April 30, 2019	(22,320)	(4,254)	(26,574)
Other comprehensive loss before reclassification	(18,257)	(22,263)	(40,520)
Reclassification to earnings from accumulated other comprehensive income (loss)	—	2,012	2,012
Balance as of April 30, 2020	(40,577)	(24,505)	(65,082)
Other comprehensive income (loss) before reclassification	61,341	(311)	61,030
Reclassification to earnings from accumulated other comprehensive income (loss)	—	8,811	8,811
Balance as of April 30, 2021	$20,764	$(16,005)	$4,759
Other comprehensive loss on derivative instruments for the years ended April 30, 2021, 2020 and 2019 is net of tax of $0.1 million, $6.4 million and $1.4 million, respectively.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
12. Equity-Based Compensation
General
The Company has granted options and restricted stock units to employees and non-employee directors to purchase the Company’s common stock under various stock incentive plans. The plans administered by a committee of the Board of Directors, which determines the terms of the awards granted. The committee may grant various forms of equity-based incentive compensation, including stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards, among others. Stock options are granted with an exercise price equal to the closing market value of GMS common stock on the date of grant, have a term of ten years, and vest over terms of three to four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant. The Company’s current stock incentive plan provides for the issuance of a maximum of 2.4 million shares, of which 2.4 million shares were still available for grant as of April 30, 2021. The Company intends to use authorized and unissued shares to satisfy share award exercises.
Share-based compensation expense related to stock options and restricted stock units was $7.9 million, $6.5 million and $3.6 million during the years ended April 30, 2021, 2020 and 2019, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Stock Option Awards
The following table presents stock option activity as of and for the year ended April 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2020	1,487	$18.85	6.4	$3,895
Options granted	321	23.43
Options exercised	(467)	15.68
Options forfeited	(52)	25.79
Outstanding as of April 30, 2021	1,289	$20.86	6.8	$29,465
Exercisable as of April 30, 2021	676	$18.99	5.1	$16,720
Vested and expected to vest as of April 30, 2021	1,284	$20.85	6.8	$29,361
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the years ended April 30, 2021, 2020 and 2019 was $9.9 million, $11.5 million and $1.6 million, respectively. As of April 30, 2021, there was $3.9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.
The fair value of stock options granted during the years ended April 30, 2021, 2020 and 2019 was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting weighted average grant date fair value:

	Year Ended April 30,
	2021	2020	2019
Volatility	51.28%	49.86%	33.71%
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	0.30%	1.97%	2.87%
Dividend yield	—%	—%	—%
Grant date fair value	$11.13	$10.59	$9.72

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The expected volatility was based on historical and implied volatility. The expected life of stock options was based on previous history of exercises. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield was 0% as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the date of the grant.
Restricted Stock Units
The following table presents restricted stock unit activity for the year ended April 30, 2021:

	Number of Restricted Stock Units	Weighted Average Exercise Price
	(shares in thousands)
Outstanding as of April 30, 2020	286	$22.71
Granted	214	23.48
Vested	(110)	23.21
Forfeited	(29)	23.87
Outstanding as of April 30, 2021	361	$22.92
As of April 30, 2021, there was $5.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Employee Stock Purchase Plan
During the year ended April 30, 2019, the Company established an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees (as defined) to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. The ESPP authorizes the issuance of a total 2.0 million shares, of which 1.7 million shares were still available for issuance as of April 30, 2021. During the years ended April 30, 2021, 2020 and 2019, 0.1 million, 0.1 million shares and 0.1 million, respectively, of the Company’s common stock were purchased under the ESPP at an average price of $21.78 per share, $15.62 per shares and $18.51, respectively. The Company recognized $0.5 million, $0.5 million and $0.3 million of stock-based compensation expense in during the years ended April 30, 2021, 2020 and 2019, respectively, related to the ESPP.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
13. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2019	$23,458	$1,695	$12,498
Amounts redeemed	(825)	(108)	(4,644)
Change in fair value	1,572	73	446
Balance as of April 30, 2020	24,205	1,660	8,300
Amounts redeemed	(583)	—	—
Change in fair value	3,173	215	1,073
Balance as of April 30, 2021	$26,795	$1,875	$9,373

Classified as current as of April 30, 2020	$624	$—	$—
Classified as long-term as of April 30, 2020	23,581	1,660	8,300

Classified as current as of April 30, 2021	$1,305	$—	$—
Classified as long-term as of April 30, 2021	25,490	1,875	9,373
Total expense related to these instruments was $4.5 million, $2.1 million and $3.9 million during the years ended April 30, 2021, 2020 and 2019, respectively, and was included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets.
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
Stock Appreciation Rights
Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over five years, upon a triggering event. As of April 30, 2021, all stock appreciation rights were vested. Liabilities related to these agreements are classified as share-based liability awards and are measured at fair value.
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
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

	April 30,
	2021	2020
	(in thousands)
Interest rate swaps (Level 2)	$21,004	$32,218
The Company has interest rate swap agreements with a notional amount of $500.0 million to convert the variable interest rate on a portion of its Term Loan Facility to a fixed 1-month LIBOR interest rate of 2.46%. The contracts were effective on February 28, 2019 and terminate on February 28, 2023. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company believes there have been no material changes in the creditworthiness of the counterparty to this interest rate swap and believes the risk of nonperformance by such party is minimal. The Company designated the interest rate swaps as a cash flow hedges.
As of April 30, 2021, $11.8 million of the interest rate swap liability was classified in other accrued expenses and current liabilities and $9.2 million was classified in other liabilities in the Condensed Consolidated Balance Sheet. The Company recognized losses, net of tax, of $8.8 million and $2.0 million in earnings during the years ended April 30, 2021 and 2020 respectively, related to its interest rate swaps. These losses are included in interest expense in the Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities within the Consolidated Statements of Cash Flows. As of April 30, 2021, the Company expects that approximately $11.8 million of pre-tax net losses will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.

The fair value of interest rate swaps is determined using Level 2 inputs. Generally, the Company obtains the Level 2 inputs from its counterparties. Substantially all of the inputs throughout the full term of the instruments can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The fair value of the Company’s interest rate swap was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market based inputs, including interest rate curves and implied volatilities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and asset impairments. For more information on business combinations, see Note 2, “Business Acquisitions.” During the year ended April 30, 2021, the Company recorded a $1.0 million impairment of operating lease ROU assets. During the fourth quarter of 2020, the Company recognized a $63.1 million non-cash impairment charge to goodwill related to its Canada reporting unit. See Note 5, “Goodwill and Intangible Assets,” for more

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
information regarding the impairment of goodwill and the fair value methodology. Also during the fourth quarter of 2020, the Company initiated a restructuring plan to close one of its facilities and recorded a $1.9 million impairment of the operating lease ROU asset. There were no other material long-lived asset impairments during the years ended April 30, 2021, 2020 or 2019.
Fair Value of Debt
The estimated fair value of the Company’s Senior Notes was determined based on Level 2 input using observable market prices in less active markets. The carrying amount of the Company’s Term Loan Facility and ABL Facility approximates its fair value as the interest rates are variable and reflective of market rates. The following table presents the carrying value and fair value of the Company’s Senior Notes:

	April 30, 2021
	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$350,000
15. Transactions With Related Parties
The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. During the years ended April 30, 2021, 2020 and 2019, certain former executive officers and stockholders and certain directors and stockholders of the Company were stockholders of SWP. As of April 30, 2021, these executive officers and directors were no longer with the Company. The Company purchased inventory from SWP for distribution in the amount of $7.3 million, $14.3 million and $13.3 million during the years ended April 30, 2021, 2020 and 2019, respectively. Amounts due to SWP for purchases of inventory for distribution as of April 30, 2020 were $1.2 million and were included in accounts payable in the Consolidated Balance Sheet.
16. Commitments and Contingencies
General
The Company is a defendant in various lawsuits and administrative actions associated with personal injuries, claims of former employees, and other events arising in the normal course of business. As discussed in Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies” under the heading “Insurance Liabilities,” the Company records liabilities for these claims, as well as assets for amounts recoverable from the insurer, for claims covered by insurance.
Favorable Class Action Settlement
During the years ended April 30, 2021 and 2020, the Company received proceeds as part of a class action settlement against certain drywall manufacturers related to purchases made during calendar years 2012 and 2013. The Company recorded a gain on legal settlement of $1.4 million and $14.0 million during the years ended April 30, 2021 and 2020, respectively.
17. Segments
General
The Company has eight operating segments based on geographic operations that it aggregates into one reportable segment. The Company defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in order to assess performance and allocate resources. The Company’s CODM is its Chief Executive Officer. The Company determined it has eight operating segments based on the Company’s eight geographic divisions, which are Central, Midwest, Northeast, Southern, Southeast, Southwest, Western and Canada. During the year ended April 30, 2021, the Company divided its Southern operating segment into two operating segments, Southern and Southwest, which resulted in an increase (from seven to eight) in the number of operating segments. The Company performed a goodwill impairment test immediately before and after the change in operating segments, which indicated the fair values of the Company’s reporting units exceeded their carrying values.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
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
The following tables present segment results:

	Year Ended April 30, 2021				April 30, 2021
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA	Total Assets
	(in thousands)
Geographic divisions	$3,263,893	$1,051,741	$106,152	$316,774	$2,459,344
Other	34,930	10,962	364	2,597	20,339
Corporate	—	—	1,609	—	4,215
	$3,298,823	$1,062,703	$108,125	$319,371	$2,483,898

	Year Ended April 30, 2020				April 30, 2020
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA	Total Assets
	(in thousands)
Geographic divisions	$3,213,938	$1,053,555	$114,279	$297,646	$2,299,880
Other	27,369	9,659	233	2,113	18,745
Corporate	—	—	2,021	—	5,829
	$3,241,307	$1,063,214	$116,533	$299,759	$2,324,454

	Year Ended April 30, 2019				April 30, 2019
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA	Total Assets
	(in thousands)
Geographic divisions	$3,090,314	$994,981	$114,558	$293,190	$2,169,981
Other	25,718	9,138	220	2,479	16,897
Corporate	—	—	2,681	—	7,139
	$3,116,032	$1,004,119	$117,459	$295,669	$2,194,017

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents a reconciliation of Adjusted EBITDA to net income:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Net income	$105,560	$23,381	$56,002
Interest expense	53,786	67,718	73,677
Write-off of debt discount and deferred financing fees	4,606	1,331	—
Interest income	(86)	(88)	(66)
Provision for income taxes	31,534	22,944	14,039
Depreciation expense	50,480	51,332	46,456
Amortization expense	57,645	65,201	71,003
Impairment of goodwill	—	63,074	—
Stock appreciation expense(a)	3,173	1,572	2,730
Redeemable noncontrolling interests(b)	1,288	520	1,188
Equity-based compensation(c)	8,442	7,060	3,906
Severance and other permitted costs(d)	2,948	5,733	8,152
Transaction costs (acquisitions and other)(e)	1,068	2,414	7,858
(Gain) loss on disposal and impairment of assets(f)	(1,011)	658	(525)
Effects of fair value adjustments to inventory(g)	788	575	4,176
Change in fair value of financial instruments(h)	—	—	6,395
Gain on legal settlement	(1,382)	(14,029)	—
Secondary public offering costs(i)	—	363	—
Debt transaction costs(j)	532	—	678
Adjusted EBITDA	$319,371	$299,759	$295,669
__________________________________________
(a)Represents changes in the fair value of stock appreciation rights.
(b)Represents changes in the fair values of noncontrolling interests.
(c)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)Represents severance expenses and other costs permitted in the calculation of Adjusted EBITDA under the ABL Facility and the Term Loan Facility, including certain unusual, nonrecurring costs and credits due to COVID-19.
(e)Represents costs related to acquisitions paid to third parties.
(f)Includes gains from the sale of assets and impairment of assets resulting from restructuring plans to close certain facilities.
(g)Represents the non-cash cost of sales impact of purchase accounting adjustments to increase inventory to its estimated fair value.
(h)Represents the mark-to-market adjustments for derivative financial instruments.
(i)Represents costs paid to third-party advisors related to secondary offerings of our common stock.
(j)Represents costs paid to third-party advisors related to debt refinancing activities.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Revenues by Product
The following table presents Company’s net sales to external customers by main product line:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
Wallboard	$1,346,560	$1,329,775	$1,272,068
Ceilings	450,524	475,827	451,695
Steel framing	469,002	502,122	506,805
Complementary products	1,032,737	933,583	885,464
Total net sales	$3,298,823	$3,241,307	$3,116,032
Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Year Ended April 30,
	2021	2020	2019
	(in thousands)
United States	$2,770,450	$2,805,920	$2,701,678
Canada	528,373	435,387	414,354
Total net sales	$3,298,823	$3,241,307	$3,116,032
The following table presents the Company’s property and equipment by major geographic area:

	April 30, 2021	April 30, 2020
	(in thousands)
United States	$271,346	$270,855
Canada	39,980	34,612
Total property and equipment, net	$311,326	$305,467
18. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year Ended April 30,
	2021	2020	2019
	(in thousands, except per share data)
Net income	$105,560	$23,381	$56,002
Less: Net income allocated to participating securities	—	74	1,382
Net income attributable to common stockholders	$105,560	$23,307	$54,620
Basic earnings per common share:
Basic weighted average common shares outstanding	42,765	41,853	40,914
Basic earnings per common share	$2.47	$0.56	$1.33
Diluted earnings per common share:
Basic weighted average common shares outstanding	42,765	41,853	40,914
Add: Common Stock Equivalents	578	651	675
Diluted weighted average common shares outstanding	43,343	42,504	41,589
Diluted earnings per common share	$2.44	$0.55	$1.31

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
During the years ended April 30, 2021, 2020 and 2019, approximately 0.3 million, 0.8 million and 0.6 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.
19. Valuation and Qualifying Accounts
Allowances for Accounts Receivable

	Balance at Beginning of Period	Provision	Charged to Other Accounts(a)	Deductions	Balance at End of Period
	(in thousands)
Fiscal Year Ended April 30, 2021	$(5,141)	$(1,774)	$(477)	$1,110	$(6,282)
Fiscal Year Ended April 30, 2020	(6,432)	(2,348)	938	2,701	(5,141)
Fiscal Year Ended April 30, 2019	(9,633)	(1,064)	2,435	1,830	(6,432)
__________________________________________
(a)Charged to other accounts represents the net (increase) decrease for specifically reserved accounts, as well as the net change in reserves for sales discounts, service charges and sales returns. The adoption of the new revenue recognition guidance on May 1, 2018 resulted in a $3.6 million reclassification in the Consolidated Balance Sheet from trade accounts and notes receivable to other accrued expenses and current liabilities for estimated sales returns. This reclass is reflected in charged to other accounts for the fiscal year ended April 30, 2019.
Valuation Allowance on Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Fiscal Year Ended April 30, 2021	$(10,183)	$(1,585)	$—	$(11,768)
Fiscal Year Ended April 30, 2020	(1,112)	(9,071)	—	(10,183)
Fiscal Year Ended April 30, 2019	(448)	(664)	—	(1,112)

20. Selected Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited financial information for each quarter of the years ended April 30, 2021 and 2020. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented.

	Year Ended April 30, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$802,573	$812,856	$751,191	$932,203
Gross profit	260,458	265,071	243,324	293,850
Net income	27,219	28,469	16,126	33,746
Per share data
Weighted average shares outstanding(1):
Basic	42,624	42,723	42,726	42,994
Diluted	43,017	43,174	43,361	43,828
Net income per share(1):
Basic	$0.64	$0.67	$0.38	$0.78
Diluted	$0.63	$0.66	$0.37	$0.77

GMS Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended April 30, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$847,176	$861,929	$761,352	$770,850
Gross profit	273,654	284,493	253,473	251,594
Net income (loss)(1)	24,820	29,138	10,879	(41,456)
Per share data
Weighted average shares outstanding(2):
Basic	41,001	41,761	42,223	42,435
Diluted	41,615	42,635	42,949	42,435
Net income (loss) per share(2):
Basic	$0.60	$0.70	$0.26	$(0.98)
Diluted	$0.59	$0.68	$0.25	$(0.98)
__________________________________________
(1)Net loss for the fourth quarter of 2020 includes a $63.1 million non-cash impairment charge to goodwill and a $14.0 million gain on legal settlement. In February 2020, the Company received proceeds as part of a class action settlement.
(2)Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net income (loss) per share amounts may not equal annual basic and diluted net income per share amounts.

21. Subsequent Event
On May 11, 2021, the Company entered into a definitive agreement to acquire substantially all the assets of Westside Building Material ("Westside"), one of the largest independent distributors of interior building products in the U.S., for $135.0 million in cash. Westside is a leading supplier of steel framing, wallboard, acoustical ceilings, insulation and related building products serving commercial and residential markets. Westside’s distribution network comprises ten locations, including nine across California (Anaheim, Hesperia, Oakland, Chatsworth, Fresno, Lancaster, Santa Maria, San Diego and National City) and one in Las Vegas, NV. The transaction is expected to close in the third calendar quarter of 2021, subject to the satisfaction of customary closing conditions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of April 30, 2021.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2021 based upon “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on criteria described in “Internal Control—Integrated Framework” (2013) issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2021. Management has excluded D.L. Building Materials Inc. ("D.L. Building Materials") from its assessment of internal control over financial reporting as of April 30, 2021 because this company was acquired on February 1, 2021 and there was not sufficient time to assess the design and effectiveness of D.L. Building Materials' key internal controls prior to the conclusion of management's evaluation. Total assets and total revenues of D.L. Building Materials represented approximately 2.2%, or $53.6 million, and 0.5%, or $15.8 million, of the related consolidated financial statement amounts as of and for the year ended April 30, 2021.
The effectiveness of the Company’s internal control over financial reporting as of April 30, 2021 has been audited by the Company’s independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
On June 22, 2021, the Company entered into an amendment to the employment agreements with each of John C. Turner, Jr., Scott M. Deakin and Craig D. Apolinsky (collectively, the “Employment Agreement Amendments”). The Employment Agreement Amendments provide for certain enhanced severance benefits in connection with the executive’s qualifying termination following a change in control. Specifically, if the executive has a qualifying termination of employment within twenty-four (24) months following a change in control, then (i) in the case of Mr. Turner, he will receive a lump sum payment equal to thirty months of his then-current base salary plus an amount equal to twenty-four (24) months of his then-current corporate target bonus opportunity, and (ii) in the case of Messrs. Deakin and Apolinsky, he will receive a lump sum severance payment equal to two (2) times the sum of his then-current base salary plus then-current target annual bonus. In addition, the Employment Agreement Amendments address Internal Revenue Code Section 280G and provide for (A) a comparison of the after-tax benefit to the employee of (i) the total parachute payments after he pays the excise tax and income taxes thereon, to (ii) a cut back of parachute payments to the extent necessary to avoid the imposition of the excise tax (i.e., limited to 2.999 times the employee’s base amount); and (B) payment of whichever amount yields the more favorable result to the employee.
The foregoing summary is qualified in its entirety by reference to the Employment Agreement Amendments, each of which is filed herewith as Exhibit 10.6, 10.8 and 10.10 and incorporated herein by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders in the sections titled “Executive Compensation,” which information is hereby incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The information regarding security ownership of certain beneficial owners and management of our voting securities will be set forth in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders in the section titled “Security Ownership of Certain Beneficial Owners and Management,” which information is hereby incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of April 30, 2021 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,650,113	(1)	$20.86	(2)	2,398,276
Equity compensation plans not approved by security holders	—		—		—
Total	1,650,113		$20.86		2,398,276
___________________________________
(1)Includes 1,289,583 shares of Common Stock issuable upon exercise of outstanding stock options and 360,530 shares of Common Stock issuable upon vesting of outstanding restricted stock units.
(2)The weighted-average exercise price does not take into account the restricted stock units described in footnote (1) because the restricted stock units do not have an exercise price upon vesting.
Item 13. Certain Relationships and Related Party Transactions and Director Independence
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders in the sections titled “Board of Directors’ Independence” and “Transactions with Related Persons,” which information is hereby incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders in the section titled “Independent Registered Public Accounting Firm Fees and Services,” which information is hereby incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statements Schedules
(a) Documents filed as part of this Annual Report on Form 10-K
(1)Financial Statements
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of April 30, 2021 and 2020
•Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended April 30, 2021, 2020 and 2019
•Consolidated Statements of Stockholders’ Equity for the years ended April 30, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows for the years ended April 30, 2021, 2020 and 2019
•Notes to Consolidated Financial Statements
(2)Financial Statement Schedules
The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Annual Report on Form 10-K because they are either not required under the related instructions or the information is otherwise included in the consolidated financial statements.
(3)Listing of Exhibits
EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of GMS Inc. (incorporated by reference to Exhibit 3.1 to GMS Inc.’s Current Report on Form 8-K filed on October 23, 2020 (File No. 001-37784)).
3.2	Second Amended and Restated Bylaws of GMS Inc. (incorporated by reference to Exhibit 3.2 to GMS Inc.’s Current Report on Form 8-K filed on October 23, 2020 (File No. 001-37784)).
4.1
Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to GMS Inc.’s Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to GMS Inc.’s Annual Report on Form 10-K filed on June 25, 2020 (File No. 001-37784)).

10.1
Amended and Restated ABL Credit Agreement, dated September 30, 2019 among GYP Holdings II Corp., GYP Holdings III Corp., as lead borrower, the other borrowers party thereto, the lenders party hereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto, and as Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K filed on September 30, 2019 (File No. 001-37784)).

10.2
First Lien Credit Agreement, among GYP Holdings III Corp., the entities listed on Schedule I thereto, GYP Holdings II Corp., Wells Fargo Bank, N.A., the other lenders party thereto, Royal Bank of Canada, Credit Suisse Securities (USA) LLC, UBS Securities LLC, SunTrust Bank and RBC Capital Markets, LLC, dated April 1, 2014 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to GMS Inc.’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.2.1
Incremental First Lien Term Commitments Amendment to First Lien Credit Agreement, among GYP Holdings III Corp., as borrower, GYP Holdings II Corp., the financial institutions from time to time party thereto, and Credit Suisse AG, as administrative and collateral agent, dated September 27, 2016 (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K filed on September 29, 2016 (File No. 001-37784)).

10.2.2
Second Amendment to First Lien Credit Agreement, dated as of June 7, 2017, among GYP Holdings III Corp., GYP Holdings II Corp., the other guarantors party thereto, and Credit Suisse AG, as administrative agent and as 2017 Incremental First Lien Lender (as defined therein) (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K filed on June 9, 2017 (File No. 001-37784)).

10.2.3
Third Amendment to First Lien Credit Agreement, dated as of June 1, 2018, among GYP Holdings III Corp., GYP Holdings II Corp., the other guarantors party thereto, Credit Suisse AG, as administrative agent, and Barclays Bank PLC, as 2018 Incremental First Lien Lender (as defined therein) (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K filed on June 4, 2018 (File No. 001-37784)).

10.2.4
Fourth Amendment to First Lien Credit Agreement, dated as of April 22, 2021, by and among GYP Holdings III Corp., GYP Holdings II Corp., the subsidiary guarantors party thereto, Credit Suisse AG, as administrative agent, and the lenders party thereto (including the Senior Credit Agreement as amended thereby, as an exhibit thereto) (incorporated by reference to Exhibit 10.2 to GMS Inc.'s Current Report on Form 8-K filed on April 22, 2021 (File No. 001-37784)).

10.3
ABL/Term Intercreditor Agreement, among GYP Holdings III Corp., GYP Holdings II Corp., the other Grantors party thereto, Wells Fargo Bank, N.A., Credit Suisse AG and each additional Representative from time to time party thereto, dated April 1, 2014 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to GMS Inc.’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.4
Indenture, dated as of April 22, 2021, by and among GYP Holdings III Corp., GYP Holdings II Corp., the guarantors listed therein and U.S. Bank, National Association (including the form of Note attached as an exhibit thereto) (incorporated by reference to Exhibit 10.1 to GMS Inc.'s Current Report on Form 8-K filed on April 22, 2021 (File No. 001-37784)).

10.5†	Employment Agreement with John C. Turner, Jr., dated as of March 29, 2019 (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K dated April 3, 2019 (File No. 001-37784)).
10.6†*	Amendment to Employment Agreement with John C. Turner, Jr., dated as of June 22, 2021.
10.7†	Employment Agreement with Scott Deakin, dated as of October 21, 2019 (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K dated October 3, 2019 (File No. 001-37784)).
10.8†*	Amendment to Employment Agreement with Scott M. Deakin, dated as of June 22, 2021.
10.9†
Employment Agreement, by and between Craig Apolinsky and the Company, dated June 30, 2015 (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to GMS Inc.’s Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

10.10†*	Amendment to Employment Agreement with Craig D. Apolinsky, dated as of June 22, 2021.
10.11†
2014 GMS Inc. Stock Option Plan, effective April 1, 2014 (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to GMS Inc.’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.12†
Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to GMS Inc.’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).

10.13†	GMS Inc. Equity Incentive Plan (incorporated by reference to Appendix A to GMS Inc.’s Definitive Proxy Statement on Schedule 14A filed August 22, 2017 (File No. 333-205902)).
10.13.1†	Amendment to GMS Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Quarterly Report on Form 10-Q filed December 4, 2018 (File No. 001-37784)).
10.14†
Form of Nonqualified Stock Option Agreement under the GMS Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K dated October 20, 2017 (File No. 001-37784)).

10.15†
Form of Restricted Stock Unit Agreement under the GMS Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to GMS Inc.’s Current Report on Form 8-K dated October 20, 2017 (File No. 001-37784)).

10.16†
Form of Non-Statutory Stock Option Award Agreement under the GMS Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to GMS Inc.’s Quarterly Report on Form 10-Q filed August 29, 2019 (File No. 001-37784)).

10.17†
Form of Restricted Stock Unit Award Agreement under the GMS Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to GMS Inc.’s Quarterly Report on Form 10-Q filed August 29, 2019 (File No. 001-37784)).

10.18†	GMS Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix A to GMS Inc.’s Definitive Proxy Statement on Schedule 14A filed August 27, 2020 (File No. 333-205902)).
10.19†
Form of Nonqualified Stock Option Agreement under the GMS Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K filed November 10, 2020 (File No. 001-37784)).

10.20 †
Form of Restricted Stock Unit Agreement under the GMS Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to GMS Inc.’s Current Report on Form 8-K filed November 10, 2020 (File No. 001-37784)).

10.21†	GMS Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix B to GMS Inc.’s Definitive Proxy Statement on Schedule 14A filed August 22, 2017 (File No. 333-205902)).
10.22†	GMS Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to GMS Inc.’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).
10.23†	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.23 to GMS Inc.’s Annual Report on Form 10-K filed June 27, 2019 (File No. 001-37784)).
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
___________________________________
†Indicates a management contract or compensatory plan or arrangement.
*Filed herewith.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GMS INC.
Date: June 24, 2021	By:	/s/ JOHN C. TURNER, Jr.
John C. Turner, Jr Chief Executive Officer, President and Director (Principal Executive Officer)
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

Signature	Title	Date
/s/ JOHN C. TURNER, JR.	Chief Executive Officer, President and Director	June 24, 2021
John C. Turner, Jr.	(Principal Executive Officer)

/s/ SCOTT M. DEAKIN	Chief Financial Officer	June 24, 2021
Scott M. Deakin	(Principal Financial Officer)

/s/ WILLIAM FORREST BELL	Chief Accounting Officer	June 24, 2021
William Forrest Bell	(Principal Accounting Officer)

/s/ JOHN J. GAVIN	Chairman of the Board	June 24, 2021
John J. Gavin

/s/ LISA M. BACHMANN	Director	June 24, 2021
Lisa M. Bachmann

/s/ PETER C. BROWNING	Director	June 24, 2021
Peter C. Browning

/s/ THERON I. GILLIAM	Director	June 24, 2021
Theron I. Gilliam

/s/ MITCHELL B. LEWIS	Director	June 24, 2021
Mitchell B. Lewis

/s/ TERI P. MCCLURE	Director	June 24, 2021
Teri P. McClure

/s/ RANDOLPH W. MELVILLE	Director	June 24, 2021
Randolph W. Melville

/s/ J. DAVID SMITH	Director	June 24, 2021
J. David Smith