Form 10-Q
period 2021-07-31
GMS Inc.
filed 2021-09-02
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ◻
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 43,148,444 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 31, 2021.

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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•the negative impact of the COVID-19 pandemic (which, among other things, may exacerbate each of the risks listed below);
•general economic and financial conditions;
•our dependency upon the commercial and residential construction and residential repair and remodeling, or R&R, markets;
•competition in our highly fragmented industry and the markets in which we operate;
•the fluctuations in prices and mix of the products we distribute and our ability to pass on price increases to our customers, including as a result of inflationary and deflationary pressures;
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
•rising health care and labor costs and the impact of labor and trucking shortages;
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
•our current level of indebtedness and our potential to incur additional indebtedness; and
•our ability to obtain additional financing on acceptable terms, if at all.

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

PART I – Financial Information
Item 1. Financial Statements
GMS Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	July 31, 2021	April 30, 2021
Assets
Current assets:
Cash and cash equivalents	$43,590	$167,012
Trade accounts and notes receivable, net of allowances of $6,989 and $6,282, respectively	656,878	558,661
Inventories, net	470,249	357,054
Prepaid expenses and other current assets	21,812	19,525
Total current assets	1,192,529	1,102,252
Property and equipment, net of accumulated depreciation of $201,441 and $193,364, respectively	323,967	311,326
Operating lease right-of-use assets	138,279	118,413
Goodwill	587,331	576,330
Intangible assets, net	395,647	350,869
Deferred income taxes	17,584	15,715
Other assets	8,744	8,993
Total assets	$2,664,081	$2,483,898
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$329,452	$322,965
Accrued compensation and employee benefits	48,589	72,906
Other accrued expenses and current liabilities	117,107	87,138
Current portion of long-term debt	46,687	46,018
Current portion of operating lease liabilities	36,437	33,474
Total current liabilities	578,272	562,501
Non-current liabilities:
Long-term debt, less current portion	1,016,036	932,409
Long-term operating lease liabilities	102,196	90,290
Deferred income taxes, net	15,055	12,728
Other liabilities	75,279	63,508
Total liabilities	1,786,838	1,661,436
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 43,083 and 43,073 shares issued and outstanding as of July 31, 2021 and April 30, 2021, respectively	431	431
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of July 31, 2021 and April 30, 2021	—	—
Additional paid-in capital	542,587	542,737
Retained earnings	335,737	274,535
Accumulated other comprehensive (loss) income	(1,512)	4,759
Total stockholders' equity	877,243	822,462
Total liabilities and stockholders' equity	$2,664,081	$2,483,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2021	2020
Net sales	$1,042,076	$802,573
Cost of sales (exclusive of depreciation and amortization shown separately below)	706,243	542,115
Gross profit	335,833	260,458
Operating expenses:
Selling, general and administrative	214,081	183,112
Depreciation and amortization	27,714	27,097
Total operating expenses	241,795	210,209
Operating income	94,038	50,249
Other (expense) income:
Interest expense	(13,657)	(14,081)
Other income, net	792	655
Total other expense, net	(12,865)	(13,426)
Income before taxes	81,173	36,823
Provision for income taxes	19,971	9,604
Net income	$61,202	$27,219
Weighted average common shares outstanding:
Basic	43,089	42,624
Diluted	43,972	43,017
Net income per common share:
Basic	$1.42	$0.64
Diluted	$1.39	$0.63
Comprehensive income
Net income	$61,202	$27,219
Foreign currency translation (loss) income	(8,233)	16,281
Changes in other comprehensive income, net of tax	1,962	959
Comprehensive income	$54,931	$44,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2021	43,073	$431	$542,737	$274,535	$4,759	$822,462
Net income	—	—	—	61,202	—	61,202
Repurchase and retirement of common stock	(85)	(1)	(3,854)	—	—	(3,855)
Foreign currency translation adjustments	—	—	—	—	(8,233)	(8,233)
Other comprehensive income, net of tax	—	—	—	—	1,962	1,962
Equity-based compensation	—	—	1,958	—	—	1,958
Exercise of stock options	44	1	862	—	—	863
Vesting of restricted stock units	8	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(256)	—	—	(256)
Issuance of common stock pursuant to employee stock purchase plan	43	—	1,140	—	—	1,140
Balances as of July 31, 2021	43,083	$431	$542,587	$335,737	$(1,512)	$877,243

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2020	42,554	$426	$529,662	$168,975	$(65,082)	$633,981
Net income	—	—	—	27,219	—	27,219
Foreign currency translation adjustments	—	—	—	—	16,281	16,281
Other comprehensive income, net of tax	—	—	—	—	959	959
Equity-based compensation	—	—	1,575	—	—	1,575
Exercise of stock options	54	—	691	—	—	691
Vesting of restricted stock units	7	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(105)	—	—	(105)
Issuance of common stock pursuant to employee stock purchase plan	58	1	1,269	—	—	1,270
Balances as of July 31, 2020	42,673	$427	$533,092	$196,194	$(47,842)	$681,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net income	$61,202	$27,219
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,714	27,097
Amortization of debt discount and debt issuance costs	642	753
Equity-based compensation	3,160	2,619
(Gain) loss on disposal and impairment of assets	(78)	394
Deferred income taxes	(140)	(5,241)
Other items, net	1,573	247
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(73,479)	(23,013)
Inventories	(87,313)	14,008
Prepaid expenses and other assets	(1,491)	(3,782)
Accounts payable	(4,265)	(33,887)
Accrued compensation and employee benefits	(24,219)	(36,062)
Other accrued expenses and liabilities	21,617	13,937
Cash used in operating activities	(75,077)	(15,711)
Cash flows from investing activities:
Purchases of property and equipment	(6,814)	(4,745)
Proceeds from sale of assets	287	342
Acquisition of businesses, net of cash acquired	(123,049)	(210)
Cash used in investing activities	(129,576)	(4,613)
Cash flows from financing activities:
Repayments on revolving credit facilities	(102,872)	(58,083)
Borrowings from revolving credit facilities	195,049	14,421
Payments of principal on long-term debt	(1,278)	(2,492)
Payments of principal on finance lease obligations	(7,397)	(7,521)
Repurchases of common stock	(3,855)	—
Proceeds from exercises of stock options	863	691
Payments for taxes related to net share settlement of equity awards	(256)	(105)
Other financing activities	1,140	1,270
Cash provided by (used in) financing activities	81,394	(51,819)
Effect of exchange rates on cash and cash equivalents	(163)	943
Decrease in cash and cash equivalents	(123,422)	(71,200)
Cash and cash equivalents, beginning of period	167,012	210,909
Cash and cash equivalents, end of period	$43,590	$139,709
Supplemental cash flow disclosures:
Cash paid for income taxes	$1,007	$3,478
Cash paid for interest	8,616	13,115
The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”), through its wholly-owned operating subsidiaries, is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary building products. We purchase products from many manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of more than 280 distribution centers across the United States and Canada.
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
Insurance Liabilities
The Company is self-insured for certain losses related to medical claims. The Company has stop-loss coverage to limit the exposure arising from medical claims. In addition, the Company has deductible-based insurance policies for certain losses related to general liability, workers’ compensation and automobile. The coverage consists of a deductible layer, a primary layer, a self-insured buffer layer, a lead umbrella layer and excess layers. The deductible amount per incident is $0.5 million, $1.0 million and $2.5 million for general liability, workers’ compensation and automobile, respectively. The primary layer of coverage is from $0.3 million, $0.5 million and $1.0 million for general liability, workers’ compensation, and automobile liability, respectively, to $5.0 million. The Company self-insures a buffer layer from $5.0 million to $10.0 million. The umbrella and excess layers cover claims from $10.0 million to $100.0 million. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability. Insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using historical loss development factors and actuarial assumptions followed in the insurance industry.

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

	July 31, 2021	April 30, 2021
	(in thousands)
Medical self‑insurance	$3,736	$3,852
General liability, automobile and workers’ compensation	18,146	19,807
Expected recoveries for insurance liabilities	(3,208)	(3,209)

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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Recently Issued Accounting Pronouncements
Reference Rate Reform – In March 2020, the Financial Accounting Standards Board ("FASB") issued new guidance to temporarily ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rates that are expected to be discontinued, such as the London Interbank Offered Rate ("LIBOR"). The guidance was effective upon issuance and generally can be applied through December 31, 2022. The Company expects to elect optional expedients and exceptions provided by the guidance, as needed, related to its debt instruments, which include interest rates based on a LIBOR rate. The Company will evaluate and disclose the impact of this guidance in the period of election, as well as the nature and reason for doing so.
2. Business Combinations
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
Westside Acquisition
On July 1, 2021, the Company acquired substantially all the assets of Westside Building Material ("Westside"), one of the largest independent distributors of interior building products in the U.S., for preliminary consideration of $139.6 million. Westside is a leading supplier of steel framing, wallboard, acoustical ceilings, insulation and related building products serving commercial and residential markets. Westside’s distribution network comprises ten locations, including nine across California (Anaheim, Hesperia, Oakland, Chatsworth, Fresno, Lancaster, Santa Maria, San Diego and National City) and one in Las Vegas, Nevada. The primary purpose of the transaction was to expand the geographical coverage of the Company and grow the business.
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. Due to the limited amount of time since the acquisition of Westside, the acquisition accounting is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to working capital adjustments, the finalization of preliminary fair value estimates and residual goodwill.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the components of the preliminary consideration:

(in thousands)
Cash consideration	$122,635
Holdback liability	17,000
Total preliminary consideration transferred	$139,635
Included in the total preliminary consideration is a $17.0 million holdback liability, of which $3.5 million is for working capital adjustments that will be settled 150 days after the acquisition date and $13.5 million is for general representations and warranties of the sellers that will be settled 15 months after the acquisition date.
The following table summarizes the preliminary acquisition accounting for this acquisition based on currently available information:

Preliminary Acquisition Accounting
(in thousands)
Trade accounts and notes receivable	$27,081
Inventories	28,900
Prepaid and other current assets	228
Property and equipment	17,136
Operating lease right-of-use assets	20,782
Customer relationships	51,500
Tradenames	11,300
Goodwill	12,902
Accounts payable and accrued expenses	(14,375)
Operating lease liabilities	(15,819)
Fair value of consideration transferred	$139,635
Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is all attributable to the Company's geographic divisions reportable segment. Goodwill is expected to be deductible for U.S. federal income tax purposes. The estimated useful life for the customer relationships is 12 years and the estimated useful life for the tradenames is 15 years. The pro forma impact of this acquisition is not presented as it is not considered material to the Company's Consolidated Financial Statements.
Other Acquisition
On June 3, 2021, the Company acquired the assets of Architectural Coatings Distributors, Inc. (“Architectural Coating”). Architectural Coating is an interior building products distributor in Cleveland, Ohio. The impact of this acquisition is not material to the Company’s Consolidated Financial Statements.
3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	July 31, 2021	April 30, 2021
	(in thousands)
Trade receivables	$563,604	$488,002
Other receivables	100,263	76,941
Allowance for expected credit losses	(3,345)	(3,254)
Other allowances	(3,644)	(3,028)
Trade accounts and notes receivable	$656,878	$558,661

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the change in the allowance for expected credit losses during the three months ended July 31, 2021:

(in thousands)
Balance as of April 30, 2021	$3,254
Provision	53
Other	38
Balance as of July 31, 2021	$3,345

Receivables from contracts with customers, net of allowances, were $556.6 million and $481.7 million as of July 31, 2021 and April 30, 2021, respectively. The Company did not have material amounts of contract assets or liabilities as of July 31, 2021 or April 30, 2021.

4. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2021	$645,377	$(69,047)	$576,330
Goodwill recognized from acquisitions	13,057	—	13,057
Translation adjustment	(2,949)	893	(2,056)
Balance as of July 31, 2021	$655,485	$(68,154)	$587,331
Intangible Assets
The following tables present the components of the Company’s definite-lived intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	July 31, 2021
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5 - 16	12.7	$616,241	$(342,161)	$274,080
Definite-lived tradenames	5 - 20	15.8	72,820	(15,803)	57,017
Vendor agreements	8 - 10	8.3	6,644	(5,574)	1,070
Developed technology	5	4.9	5,608	(3,612)	1,996
Other	3 - 5	3.2	4,243	(4,126)	117
Totals			$705,556	$(371,276)	$334,280

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2021
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5 - 16	13.3	$569,255	$(330,880)	$238,375
Definite-lived tradenames	5 - 20	16.8	62,084	(14,842)	47,242
Vendor agreements	8 - 10	8.3	6,644	(5,372)	1,272
Developed technology	5	4.9	5,699	(3,381)	2,318
Other	3 - 5	3.3	4,291	(3,996)	295
Totals			$647,973	$(358,471)	$289,502
Amortization expense related to definite-lived intangible assets was $14.8 million and $14.3 million for the three months ended July 31, 2021 and 2020, respectively.
The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2022 (remaining nine months)	$45,822
2023	54,035
2024	44,582
2025	36,900
2026	31,037
Thereafter	121,904
Total	$334,280
The Company’s indefinite-lived intangible assets consist of tradenames that had a carrying amount of $61.4 million as of July 31, 2021 and April 30, 2021.
5. Long-Term Debt
The Company’s long-term debt consisted of the following:

	July 31, 2021	April 30, 2021
	(in thousands)
Term Loan Facility	$508,445	$509,722
Unamortized discount and deferred financing costs on Term Loan Facility	(4,444)	(4,735)
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(5,324)	(5,485)
ABL Facility	87,100	—
Finance lease obligations	112,906	117,948
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2025	9,723	11,716
Unamortized discount on installment notes	(647)	(739)
Canadian Facility	4,964	—
Carrying value of debt	1,062,723	978,427
Less current portion	46,687	46,018
Long-term debt	$1,016,036	$932,409

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Term Loan Facility
The Company has a senior secured first lien term loan facility (the “Term Loan Facility”). The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, with the balance due in June 2025. The Term Loan Facility bears interest at a floating rate based on LIBOR plus 2.50%, with a 0% floor. As of July 31, 2021, the applicable rate of interest was 2.59%.
Senior Notes
The Company has senior unsecured notes due May 2029 (the "Senior Notes"). The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1.
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
At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based on LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of July 31, 2021, the applicable rate of interest was 3.50%.
As of July 31, 2021, the Company had available borrowing capacity of approximately $335.5 million under the ABL Facility. The ABL Facility matures on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the Term Loan Facility.
Debt Covenants
The Term Loan Facility contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all covenants contained in the Term Loan Facility as of July 31, 2021.
The Senior Notes contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate, and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of important exceptions and qualifications set forth in the related indenture. The Company was in compliance with all covenants contained in the Senior Notes as of July 31, 2021.
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of July 31, 2021.
Canadian Revolving Credit Facility
Through its WSB Titan (“Titan”) subsidiary, the Company has a revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $24.0 million ($30.0 million Canadian dollars). The Canadian Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of July 31, 2021, the Company had available borrowing capacity of approximately $19.1 million under the Canadian Facility. The Canadian Facility matures on January 12, 2026. As of July 31, 2021, the applicable rate of interest was 2.83%.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Debt Maturities
As of July 31, 2021, the maturities of long-term debt were as follows

	Term Loan Facility	Senior Notes	ABL Facility	Finance Leases	Installment Notes	Canadian Facility	Total
Year Ending April 30,	(in thousands)
2022 (remaining nine months)	$3,833	$—	$—	$28,263	$2,464	$—	$34,560
2023	5,110	—	—	32,050	4,505	—	41,665
2024	5,110	—	—	25,234	1,881	—	32,225
2025	5,110	—	87,100	15,397	873	—	108,480
2026	489,282	—	—	8,207	—	4,964	502,453
Thereafter	—	350,000	—	3,755	—	—	353,755
	$508,445	$350,000	$87,100	$112,906	$9,723	$4,964	$1,073,138

6. Leases
The components of lease expense were as follows:

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$5,592	$6,139
Interest on lease liabilities	2,301	3,062
Operating lease cost	11,012	10,620
Variable lease cost	3,861	2,999
Total lease cost	$22,766	$22,820
Supplemental cash flow information related to leases was as follows:

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,189	$10,648
Operating cash flows from finance leases	2,301	3,062
Financing cash flows from finance leases	7,397	7,521
Right-of-use assets obtained in exchange for lease obligations
Operating leases	24,210	6,843
Finance leases	4,076	3,935

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other information related to leases was as follows:

	July 31, 2021	April 30, 2021
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$175,852	$176,591
Accumulated depreciation	(53,609)	(51,869)
Property and equipment, net	$122,243	$124,722
Weighted-average remaining lease term (years)
Operating leases	4.7	4.7
Finance leases	3.5	3.5
Weighted-average discount rate
Operating leases	5.2%	5.5%
Finance leases	4.6%	4.6%
Future minimum lease payments under non-cancellable leases as of July 31, 2021 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2022 (remaining nine months)	$33,640	$32,773
2023	36,159	38,059
2024	26,971	32,185
2025	16,060	22,412
2026	8,415	12,584
Thereafter	3,792	19,161
Total lease payments	125,037	157,174
Less imputed interest	12,131	18,541
Total	$112,906	$138,633
7. Income Taxes
General. The Company’s effective income tax rate on continuing operations was 24.6% and 26.1% for the three months ended July 31, 2021 and 2020, respectively. The difference in the effective income tax rate over the U.S. federal statutory rate of 21.0% for the three months ended July 31, 2021 was primarily due to the impact of state and foreign taxes. The difference in the effective income tax rate over the U.S. federal statutory rate for the three months ended July 31, 2020 was primarily due to the impact of state taxes, foreign tax rates and a change in the valuation allowance.
Valuation allowance. The Company had a valuation allowance of $11.9 million and $11.8 million against its deferred tax assets related to certain U.S. tax jurisdictions as of July 31, 2021 and April 30, 2021, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.
Uncertain tax positions. The Company had no reserve for uncertain tax positions as of July 31, 2021 or April 30, 2021.

8. Stockholders’ Equity
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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

restrictions and the availability of alternative investment opportunities. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion.
The Company repurchased approximately 85,000 shares of its common stock for $3.9 million during the three months ended July 31, 2021. The Company did not repurchase any shares of its common stock during the three months ended July 31, 2020. As of July 31, 2021, the Company had $50.5 million of remaining repurchase authorization under the stock repurchase program.
Accumulated Other Comprehensive Income
The following table sets forth the changes to accumulated other comprehensive income (loss), net of tax, by component for the three months ended July 31, 2021:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2021	$20,764	$(16,005)	$4,759
Other comprehensive loss before reclassification	(8,233)	(287)	(8,520)
Reclassification to earnings from accumulated other comprehensive income (loss)	—	2,249	2,249
Balance as of July 31, 2021	$12,531	$(14,043)	$(1,512)
Other comprehensive loss on derivative instruments for the three months ended July 31, 2021 is net of $0.1 million of tax and reclassification to earnings from accumulated other comprehensive income (loss) is net of $0.7 million of tax.
9. Equity-Based Compensation
General
Equity-based compensation expense related to stock options and restricted stock units was $1.7 million and $1.4 million during the three months ended July 31, 2021 and 2020, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Option Awards
The following table presents stock option activity for the three months ended July 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2021	1,289	$20.86	6.8	$29,465
Options exercised	(44)	19.75
Options forfeited	(3)	23.31
Outstanding as of July 31, 2021	1,242	$20.89	6.5	$35,084
Exercisable as of July 31, 2021	661	$18.90	5.0	$19,981
Vested and Expected to vest as of July 31, 2021	1,239	$20.89	6.5	$34,992
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the three months ended July 31, 2021 and 2020 was $1.2 million and $0.3 million, respectively. As of July 31, 2021, there was $3.2 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

over a weighted-average period of 1.6 years. There were no stock options granted during the three months ended July 31, 2021 or 2020.

Restricted Stock Units
The following table presents restricted stock unit activity for the three months ended July 31, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2021	361	$22.92
Vested	(14)	18.04
Forfeited	(2)	23.21
Outstanding as of July 31, 2021	345	$23.11
As of July 31, 2021, there was $3.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During the three months ended July 31, 2021, 43,000 shares of the Company’s common stock were purchased under the ESPP at a price of $26.36 per share. During the three months ended July 31, 2020, 58,000 shares of the Company’s common stock were purchased under the ESPP at a price of $22.13 per share. The Company recognized $0.2 million and $0.2 million of stock-based compensation expense during the three months ended July 31, 2021 and 2020, respectively, related to the ESPP.
10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2021	$26,795	$1,875	$9,373
Amounts redeemed	—	—	—
Change in fair value	892	51	259
Balance as of July 31, 2021	$27,687	$1,926	$9,632

Classified as current as of April 30, 2021	$1,305	$—	$—
Classified as long-term as of April 30, 2021	25,490	1,875	9,373

Classified as current as of July 31, 2021	$1,521	$—	$—
Classified as long-term as of July 31, 2021	26,166	1,926	9,632
Total expense related to these instruments was $1.2 million and $1.0 million during the three months ended July 31, 2021 and 2020, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. See Note 13, "Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests," in the Company's Annual Report on Form 10-K for the year ended

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

April 30, 2021 for more information regarding stock appreciation rights, deferred compensation and redeemable noncontrolling interests.
11. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the estimated carrying amount and fair value of the Company’s liabilities measured at fair value on a recurring basis:

	July 31, 2021	April 30, 2021
	(in thousands)
Interest rate swaps (Level 2)	$18,405	$21,004
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
As of July 31, 2021, $11.9 million of the interest rate swap liability was classified in other accrued expenses and current liabilities and $6.5 million was classified in other liabilities in the Condensed Consolidated Balance Sheet. The Company recognized losses, net of tax, of $2.2 million and $2.1 million in earnings during the three months ended July 31, 2021 and 2020, respectively, related to its interest rate swaps. These losses are included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows. As of July 31, 2021, the Company expects that approximately $11.9 million of pre-tax net losses will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” There were no material long-lived asset impairments during the three months ended July 31, 2021 or 2020.

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

	July 31, 2021		April 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$355,250	$350,000	$350,000

12. Commitments and Contingencies
General
The Company is a defendant in various lawsuits and administrative actions associated with personal injuries, property damage, product liability claims, claims of former employees and other events arising in the normal course of business. As discussed in Note 1 “—Insurance Liabilities”, the Company records liabilities for these claims, and assets for amounts recoverable from the insurer, for claims covered by insurance.

13. Segments
There have been no changes to the Company's reportable segments during the three months ended July 31, 2021. For more information regarding the Company's reportable segments, see Note 17, "Segments," in the Company's Annual Report on Form 10-K for the year ended April 30, 2021.
Segment Results
The following tables present segment results:

	Three Months Ended July 31, 2021
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,032,388	$332,685	$27,428	$127,017
Other	9,688	3,148	88	1,062
Corporate	—	—	198	—
	$1,042,076	$335,833	$27,714	$128,079

	Three Months Ended July 31, 2020
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$794,472	$257,838	$26,782	$82,503
Other	8,101	2,620	91	551
Corporate	—	—	224	—
	$802,573	$260,458	$27,097	$83,054

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Net income	$61,202	$27,219
Interest expense	13,657	14,081
Interest income	—	(37)
Provision for income taxes	19,971	9,604
Depreciation expense	12,925	12,827
Amortization expense	14,789	14,270
Stock appreciation rights(a)	892	792
Redeemable noncontrolling interests(b)	310	252
Equity-based compensation(c)	1,958	1,605
Severance and other permitted costs(d)	147	1,947
Transaction costs (acquisitions and other)(e)	575	100
(Gain) loss on disposal and impairment of assets(f)	(78)	394
Effects of fair value adjustments to inventory(g)	1,731	—
Adjusted EBITDA	$128,079	$83,054
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

Revenues by Product
The following table presents the Company’s net sales to external customers by main product lines:

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Wallboard	$390,135	$328,085
Ceilings	138,071	114,643
Steel framing	196,276	110,532
Complementary products	317,594	249,313
Total net sales	$1,042,076	$802,573

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Three Months Ended July 31,
	2021	2020
	(in thousands)
United States	$862,790	$679,321
Canada	179,286	123,252
Total net sales	$1,042,076	$802,573
The following table presents the Company’s property and equipment, net, by major geographic area:

	July 31, 2021	April 30, 2021
	(in thousands)
United States	$284,177	$271,346
Canada	39,790	39,980
Total property and equipment, net	$323,967	$311,326

14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended July 31,
	2021	2020

Net income	$61,202	$27,219
Basic earnings per common share:
Basic weighted average common shares outstanding	43,089	42,624
Basic earnings per common share	$1.42	$0.64
Diluted earnings per common share:
Basic weighted average common shares outstanding	43,089	42,624
Add: Common Stock Equivalents	883	393
Diluted weighted average common shares outstanding	43,972	43,017
Diluted earnings per common share	$1.39	$0.63
During the three months ended July 31, 2021, no Common Stock Equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.
15. Subsequent Event
On August 1, 2021, the Company acquired certain assets of DK&B Construction Specialties, Inc., Inc. (“DK&B”). DK&B is a distributor of External Insulation and Finishing Systems (EIFS) and stucco products through one location in Omaha, Nebraska.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended April 30, 2021.
Overview
Founded in 1971, GMS Inc. (“we,” “our,” “us” or the “Company”) is a distributor of specialty building products including wallboard, suspended ceilings systems, or ceilings, steel framing and other complementary specialty building products. We purchase products from many manufacturers and then distribute these goods to a customer base consisting of wallboard and ceilings contractors and homebuilders and, to a lesser extent, general contractors and individuals. We operate a network of more than 280 distribution centers across the United States and Canada.
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

COVID-19 Update

We continue to monitor the COVID-19 pandemic ("COVID-19") and its impact on macroeconomic and local economic conditions. We will continue to implement, as deemed necessary or advisable, procedures and processes to protect the health and safety of our employees, customers, partners and suppliers.

We may take further actions that alter our business operations if required by federal, state, provincial or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Furthermore, while COVID-19 had a limited impact on our financial results and operations during the three months ended July 31, 2021, there is no guarantee that COVID-19 will not have a material impact on our future financial results or operations. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 for a discussion of risks which could have a material adverse effect on our operations and financial results and for more information regarding the impact of COVID-19 and our response.

Highlights

    Key highlights in our business during the three months ended July 31, 2021 are described below:

•Generated net sales of $1,042.1 million during the three months ended July 31, 2021, a 29.8% increase from the prior year period primarily due to continued strength in the residential market, price inflation in the current year period and the negative impacts of COVID-19 in the prior year period.

•Generated net income of $61.2 million during the three months ended July 31, 2021, a 124.9% increase compared to the prior year primarily due to the increase in net sales as noted above, partially offset by an increase in the provision for income taxes.

•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $128.1 million during the three months ended July 31, 2021, a 54.2% increase compared to the prior year primarily due to the increase in net sales noted above. Adjusted EBITDA as a percentage of net sales increased to 12.3% for the three months ended July 31, 2021 compared to 10.3% for the three months ended July 31, 2020 primarily due to better operating leverage, as product price inflation on sales outpaced operating cost inflation.

Recent Developments
Acquisitions

On July 1, 2021, we acquired substantially all the assets of Westside Building Material ("Westside"), one of the largest independent distributors of interior building products in the U.S., for preliminary consideration of $139.6 million. Westside is a leading supplier of steel framing, wallboard, acoustical ceilings, insulation and related building products serving commercial and residential markets. Westside’s distribution network comprises ten locations, including nine across California (Anaheim, Hesperia, Oakland, Chatsworth, Fresno, Lancaster, Santa Maria, San Diego and National City) and one in Las Vegas, Nevada. For more information regarding our acquisition of Westside, see Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
On June 3, 2021, we acquired the assets of Architectural Coatings Distributors, Inc. (“Architectural Coating”). Architectural Coating is an interior building products distributor in Cleveland, Ohio.
On August 1, 2021, we acquired certain assets of DK&B Construction Specialties, Inc., Inc. (“DK&B”). DK&B is a distributor of External Insulation and Finishing Systems (EIFS) and stucco products through one location in Omaha, Nebraska.

Greenfields

During the three months ended July 31, 2021, we opened five new greenfield locations. In May 2021, we opened a new greenfield location in Hickory, North Carolina. In June 2021, we opened a new greenfield location in Scarborough, Ontario. In July 2021, we opened greenfield locations in Denver, Colorado, Jackson, Mississippi and Wilmington, Delaware.

Results of Operations
The following table summarizes key components of our results of operations for the three months ended July 31, 2021 and 2020:

	Three Months Ended July 31,
	2021	2020
	(dollars in thousands)
Statement of operations data:
Net sales	$1,042,076	$802,573
Cost of sales (exclusive of depreciation and amortization shown separately below)	706,243	542,115
Gross profit	335,833	260,458
Operating expenses:
Selling, general and administrative expenses	214,081	183,112
Depreciation and amortization	27,714	27,097
Total operating expenses	241,795	210,209
Operating income	94,038	50,249
Other (expense) income:
Interest expense	(13,657)	(14,081)
Other income, net	792	655
Total other expense, net	(12,865)	(13,426)
Income before taxes	81,173	36,823
Provision for income taxes	19,971	9,604
Net income	$61,202	$27,219
Non-GAAP measures:
Adjusted EBITDA(1)	$128,079	$83,054
Adjusted EBITDA margin(1)(2)	12.3%	10.3%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.

(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.
Net Sales

	Three Months Ended July 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Wallboard	$390,135	$328,085	$62,050	18.9%
Ceilings	138,071	114,643	23,428	20.4%
Steel framing	196,276	110,532	85,744	77.6%
Complementary products	317,594	249,313	68,281	27.4%
Total net sales	$1,042,076	$802,573	$239,503	29.8%
We generate net sales by providing a comprehensive product offering of wallboard, ceilings, steel framing and complementary construction products. The increase in net sales during the three months ended July 31, 2021 compared to the prior year period was primarily due to continued strength in the residential market, price inflation in the current year period, growth in complementary products sales and the negative impacts of COVID-19 in the prior year period. Also contributing to the increase were acquisitions and new greenfield openings over the past year. These increases were partially offset by one less selling day during the three months ended July 31, 2021 compared to the prior year period. The increase consisted of the following:
•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to an increase in price/product mix and higher volume;
•an increase in ceilings sales, which is principally impacted by commercial construction activity, primarily due to an increase in price/product mix and higher volume;
•an increase in steel framing sales, which is principally impacted by commercial construction activity, primarily due to an increase in price/product mix and higher volume; and
•an increase in complementary products sales, which include insulation, joint treatment, tools, lumber and various other specialty building products, primarily due to an increase in pricing in certain product categories, the execution of growth initiatives to increase other products sales and positive contributions from acquisitions.
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended July 31, 2021 and 2020. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Three Months Ended July 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Net sales	$1,042,076	$802,573
Recently acquired net sales (1)	(34,893)	—
Impact of foreign currency (2)	(18,437)	—
Base business net sales (3)	$988,746	$802,573	$186,173	23.2%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended July 31, 2021, this includes net sales of D. L. Building Materials, which was acquired on February 1, 2021, net sales of Architectural Coating, which was acquired on June 3, 2021, and net sales of Westside, which was acquired on July 1, 2021.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The increase in organic net sales was primarily driven by continued strength in the residential market, price inflation in the current year period, growth in complementary products sales and the negative impacts of COVID-19 in the prior year period, partially offset by one less selling day during the current year period compared to the prior year period.
Gross Profit and Gross Margin

	Three Months Ended July 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Gross profit	$335,833	$260,458	$75,375	28.9%
Gross margin	32.2%	32.5%
The increase in gross profit during the three months ended July 31, 2021 compared to the prior year period was primarily due to continued strength in the residential market and the negative impacts of COVID-19 in the prior year period. The decrease in gross margin on net sales for the three months ended July 31, 2021 compared to the prior year period was primarily due to challenging price-cost dynamics for certain product categories. Included in cost of sales for the three months ended July 31, 2021 was a $1.7 million non-cash cost of sales charge to increase inventory acquired in the Westside acquisition to its estimated fair value. This adjustment had a negative effect on gross margin as the related inventory was sold.

Selling, General and Administrative Expenses

	Three Months Ended July 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$214,081	$183,112	$30,969	16.9%
% of net sales	20.5%	22.8%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses increased during the three months ended July 31, 2021 compared to the prior year period primarily due to increases in payroll and payroll related costs, fuel costs, travel costs and facilities costs, which were driven by increased sales volume and organic growth. Selling, general and administrative expenses as a percent of our net sales decreased during the three months ended July 31, 2021 compared to the prior year period primarily due to the impact of inflationary market pricing on sales.
Depreciation and Amortization Expense

	Three Months Ended July 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Depreciation	$12,925	$12,827	$98	0.8%
Amortization	14,789	14,270	519	3.6%
Depreciation and amortization	$27,714	$27,097	$617	2.3%
Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. The increase in depreciation expense during the three months ended July 31, 2021 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in the acquisition of Westside, partially offset by assets becoming fully depreciated during the period. The increase in amortization expense during the three months ended July 31, 2021 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in the acquisition of Westside and D.L. Building Materials, partially offset by time-based progression of our use of the accelerated method of amortization for acquired customer relationships.
Interest Expense

	Three Months Ended July 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Interest expense	$(13,657)	$(14,081)	$(424)	(3.0)%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The decrease in interest expense during the three months ended July 31, 2021 compared to the prior year period was primarily due to a decrease in average debt outstanding during the comparable periods and a decrease in interest rates.

Income Taxes

	Three Months Ended July 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$19,971	$9,604	$10,367	107.9%
Effective tax rate	24.6%	26.1%
The change in the effective income tax rate during the three months ended July 31, 2021 compared to the prior year period was primarily due to the impact of state taxes, foreign taxes and a change in the valuation allowance in the prior year period.

Liquidity and Capital Resources
Summary
We depend on cash flow from operations, cash on hand and funds available under our asset based revolving credit facility (the “ABL Facility”) to finance working capital needs, capital expenditures and acquisitions. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our growth strategies, ongoing operations, capital expenditures, lease obligations and working capital for at least the next twelve months and in the long term. During fiscal 2021, we took several measures to preserve liquidity in response to COVID-19. We believe we would be able to take similar measures in the future should there be an economic downturn or disruption to our business as a result of the continuing COVID-19 pandemic or other factors.
As of July 31, 2021, we had available borrowing capacity of approximately $335.5 million under our $445.0 million ABL Facility. The ABL Facility is scheduled to mature on September 30, 2024.
As of July 31, 2021, we had available borrowing capacity of approximately $19.1 million under our Canadian revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $24.0 million ($30.0 million Canadian dollars). The Canadian Facility matures on January 12, 2026.
For more information regarding our ABL Facility and other indebtedness, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
We have a common stock repurchase program authorized by our Board of Directors to repurchase up to $75.0 million of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. The timing and amount of any purchases of our common stock will be subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. We repurchased approximately 85,000 shares of our common stock for $3.9 million during the three months ended July 31, 2021. As of July 31, 2021, we had $50.5 million of remaining purchase authorization.
We regularly evaluate opportunities to optimize our capital structure, including through consideration of the issuance or incurrence of additional debt to refinance existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives, acquisitions and our stock repurchase program.

Cash Flows
A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(75,077)	$(15,711)
Cash used in investing activities	(129,576)	(4,613)
Cash provided by (used in) financing activities	81,394	(51,819)
Effect of exchange rates on cash and cash equivalents	(163)	943
Decrease in cash and cash equivalents	$(123,422)	$(71,200)
Operating Activities
The increase in cash used in operating activities during the three months ended July 31, 2021 compared to the prior year period was primarily due to a $100.4 million decrease in cash resulting from changes in our net working capital, partially offset by a $41.0 million increase in net income after adjustments for non-cash items. The decrease in cash from net working capital was primarily due to an increase in inventory, as well as an increase in accounts receivable due to higher sales activity. In addition, in the prior year period we were still conserving cash in response to COVID-19.
Investing Activities
The increase in cash used in investing activities during the three months ended July 31, 2021 compared to the prior year period was primarily due to a $122.8 million increase in cash used for acquisitions and a $2.1 million increase in capital expenditures.
Capital expenditures during the three months ended July 31, 2021 primarily consisted of building and leasehold improvements, vehicles and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods.
Financing Activities
The change in cash provided by (used in) financing activities during the three months ended July 31, 2021 compared to the prior year period was primarily due to net borrowings of $92.2 million of our revolving credit facilities during the three months ended July 31, 2021, compared to net repayments of $43.7 million during the prior year period. During the three months ended July 31, 2021, we used our revolvers to help fund the Westside acquisition and general working capital needs. During the prior year period, we repaid a portion of proceeds we proactively borrowed in March 2020 due to COVID-19. Also contributing to the change was $3.9 million of repurchases of common stock during the three months ended July 31, 2021. No shares were repurchased during the prior year period.
Debt Covenants
Our senior secured first lien term loan facility (the “Term Loan Facility”) contains a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. We were in compliance with all covenants contained in the Term Loan Facility as of July 31, 2021.
Our senior unsecured notes due May 2029 (the "Senior Notes") contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate, and enter into transactions with the Company’s affiliates. Such covenants are subject to a number of important exceptions and qualifications set forth in the related indenture. We were in compliance with all covenants contained in the Senior Notes as of July 31, 2021

The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of July 31, 2021.
Contractual Obligations
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, other than those made in the ordinary course of business.
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

The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended July 31,
	2021	2020
	(in thousands)
Net income	$61,202	$27,219
Interest expense	13,657	14,081
Interest income	—	(37)
Provision for income taxes	19,971	9,604
Depreciation expense	12,925	12,827
Amortization expense	14,789	14,270
Stock appreciation rights(a)	892	792
Redeemable noncontrolling interests(b)	310	252
Equity-based compensation(c)	1,958	1,605
Severance and other permitted costs(d)	147	1,947
Transaction costs (acquisitions and other)(e)	575	100
(Gain) loss on disposal and impairment of assets(f)	(78)	394
Effects of fair value adjustments to inventory(g)	1,731	—
Adjusted EBITDA	$128,079	$83,054

Net sales	$1,042,076	$802,573
Adjusted EBITDA Margin	12.3%	10.3%
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of July 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that on July 1, 2021 the Company acquired Westside Building Material ("Westside"). As a result, the Company is currently integrating Westside’s operations into its overall system of internal control over financial reporting. Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition. Accordingly, we expect to exclude Westside from the assessment of internal control over financial reporting for fiscal 2022.

PART II – Other Information
Item 1. Legal Proceedings
From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition. For additional information, see Note 12, “Commitments and Contingencies.”
The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of July 31, 2021, approximately 1,025 asbestos-related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 980 have been dismissed without any payment by us, 35 are pending and only 10 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The number of shares repurchased and the average price paid per share for each month in the three months ended July 31, 2021 are as follows:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value that May Yet be Purchased Under the Program
				(in thousands)
May 1 through May 31	8,583	$44.41	8,583	$53,939
June 1 through June 30	20,081	42.88	20,081	53,078
July 1 through July 31	56,371	46.36	56,371	50,465
Total	85,035		85,035
___________________________________
(1)On November 30, 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. We may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with Rule 10b5-1 and/or in privately negotiated transactions, in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits. The following exhibits are filed as part of this report:

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

10.1	*	Form of Nonqualified Stock Option Agreement under the GMS Inc. 2020 Equity Incentive Plan.

10.2	*	Form of Restricted Stock Unit Agreement under the GMS Inc. 2020 Equity Incentive Plan.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101 SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101 CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

GMS INC.

Date: September 2, 2021	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)