Form 10-Q
period 2021-10-31
GMS Inc.
filed 2021-12-02
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 43,055,969 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 30, 2021.

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

PART I – Financial Information
Item 1. Financial Statements
GMS Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	October 31, 2021	April 30, 2021
Assets
Current assets:
Cash and cash equivalents	$59,310	$167,012
Trade accounts and notes receivable, net of allowances of $7,374 and $6,282, respectively	732,272	558,661
Inventories, net	552,180	357,054
Prepaid expenses and other current assets	21,331	19,525
Total current assets	1,365,093	1,102,252
Property and equipment, net of accumulated depreciation of $211,543 and $193,364, respectively	326,490	311,326
Operating lease right-of-use assets	133,052	118,413
Goodwill	589,561	576,330
Intangible assets, net	382,332	350,869
Deferred income taxes	19,206	15,715
Other assets	9,249	8,993
Total assets	$2,824,983	$2,483,898
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$351,226	$322,965
Accrued compensation and employee benefits	69,298	72,906
Other accrued expenses and current liabilities	133,795	87,138
Current portion of long-term debt	46,082	46,018
Current portion of operating lease liabilities	36,174	33,474
Total current liabilities	636,575	562,501
Non-current liabilities:
Long-term debt, less current portion	1,062,291	932,409
Long-term operating lease liabilities	97,341	90,290
Deferred income taxes, net	17,184	12,728
Other liabilities	60,241	63,508
Total liabilities	1,873,632	1,661,436
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 43,052 and 43,073 shares issued and outstanding as of October 31, 2021 and April 30, 2021, respectively	431	431
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of October 31, 2021 and April 30, 2021	—	—
Additional paid-in capital	534,931	542,737
Retained earnings	410,098	274,535
Accumulated other comprehensive income	5,891	4,759
Total stockholders' equity	951,351	822,462
Total liabilities and stockholders' equity	$2,824,983	$2,483,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Net sales	$1,150,551	$812,856	$2,192,627	$1,615,429
Cost of sales (exclusive of depreciation and amortization shown separately below)	778,681	547,785	1,484,924	1,089,900
Gross profit	371,870	265,071	707,703	525,529
Operating expenses:
Selling, general and administrative	230,531	188,352	444,612	371,464
Depreciation and amortization	29,403	27,245	57,117	54,342
Total operating expenses	259,934	215,597	501,729	425,806
Operating income	111,936	49,474	205,974	99,723
Other (expense) income:
Interest expense	(14,744)	(13,525)	(28,401)	(27,606)
Other income, net	938	797	1,730	1,452
Total other expense, net	(13,806)	(12,728)	(26,671)	(26,154)
Income before taxes	98,130	36,746	179,303	73,569
Provision for income taxes	23,769	8,277	43,740	17,881
Net income	$74,361	$28,469	$135,563	$55,688
Weighted average common shares outstanding:
Basic	43,135	42,723	43,112	42,674
Diluted	43,894	43,174	43,933	43,096
Net income per common share:
Basic	$1.72	$0.67	$3.14	$1.30
Diluted	$1.69	$0.66	$3.09	$1.29
Comprehensive income
Net income	$74,361	$28,469	$135,563	$55,688
Foreign currency translation income (loss)	4,114	3,159	(4,119)	19,440
Changes in other comprehensive income, net of tax	3,289	2,844	5,251	3,803
Comprehensive income	$81,764	$34,472	$136,695	$78,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2021	43,073	$431	$542,737	$274,535	$4,759	$822,462
Net income	—	—	—	61,202	—	61,202
Repurchase and retirement of common stock	(85)	(1)	(3,854)	—	—	(3,855)
Foreign currency translation adjustments	—	—	—	—	(8,233)	(8,233)
Other comprehensive income, net of tax	—	—	—	—	1,962	1,962
Equity-based compensation	—	—	1,958	—	—	1,958
Exercise of stock options	44	1	862	—	—	863
Vesting of restricted stock units	8	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(256)	—	—	(256)
Issuance of common stock pursuant to employee stock purchase plan	43	—	1,140	—	—	1,140
Balances as of July 31, 2021	43,083	431	542,587	335,737	(1,512)	877,243
Net income	—	—	—	74,361	—	74,361
Repurchase and retirement of common stock	(195)	(2)	(9,267)	—	—	(9,269)
Foreign currency translation adjustments	—	—	—	—	4,114	4,114
Other comprehensive income, net of tax	—	—	—	—	3,289	3,289
Equity-based compensation	—	—	3,215	—	—	3,215
Exercise of stock options	52	1	976	—	—	977
Vesting of restricted stock units	112	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(2,579)	—	—	(2,579)
Balances as of October 31, 2021	43,052	$431	$534,931	$410,098	$5,891	$951,351

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2020	42,554	$426	$529,662	$168,975	$(65,082)	$633,981
Net income	—	—	—	27,219	—	27,219
Foreign currency translation adjustments	—	—	—	—	16,281	16,281
Other comprehensive income, net of tax	—	—	—	—	959	959
Equity-based compensation	—	—	1,575	—	—	1,575
Exercise of stock options	54	—	691	—	—	691
Vesting of restricted stock units	7	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(105)	—	—	(105)
Issuance of common stock pursuant to employee stock purchase plan	58	1	1,269	—	—	1,270
Balances as of July 31, 2020	42,673	427	533,092	196,194	(47,842)	681,871
Net income	—	—	—	28,469	—	28,469
Repurchase and retirement of common stock	(50)	(1)	(1,221)	—	—	(1,222)
Foreign currency translation adjustments	—	—	—	—	3,159	3,159
Other comprehensive loss, net of tax	—	—	—	—	2,844	2,844
Equity-based compensation	—	—	3,253	—	—	3,253
Exercise of stock options	5	—	172	—	—	172
Vesting of restricted stock units	62	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(649)	—	—	(649)
Balances as of October 31, 2020	42,690	$427	$534,646	$224,663	$(41,839)	$717,897
The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net income	$135,563	$55,688
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	57,117	54,342
Amortization of debt discount and debt issuance costs	1,392	1,505
Equity-based compensation	7,951	6,370
(Gain) loss on disposal and impairment of assets	(222)	875
Deferred income taxes	(718)	(9,296)
Other items, net	1,682	(1,057)
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(147,359)	(57,106)
Inventories	(168,519)	(950)
Prepaid expenses and other assets	(216)	(4,776)
Accounts payable	16,608	(19,898)
Accrued compensation and employee benefits	(3,561)	(23,889)
Other accrued expenses and liabilities	23,187	22,240
Cash (used in) provided by operating activities	(77,095)	24,048
Cash flows from investing activities:
Purchases of property and equipment	(16,119)	(11,845)
Proceeds from sale of assets	466	720
Acquisition of businesses, net of cash acquired	(124,976)	(51)
Cash used in investing activities	(140,629)	(11,176)
Cash flows from financing activities:
Repayments on revolving credit facilities	(442,442)	(102,189)
Borrowings from revolving credit facilities	583,233	14,750
Payments of principal on long-term debt	(2,555)	(4,984)
Payments of principal on finance lease obligations	(15,154)	(14,629)
Repurchases of common stock	(13,124)	(1,222)
Proceeds from exercises of stock options	1,840	863
Payments for taxes related to net share settlement of equity awards	(2,835)	(754)
Other financing activities	1,140	1,270
Cash provided by (used in) financing activities	110,103	(106,895)
Effect of exchange rates on cash and cash equivalents	(81)	1,282
Decrease in cash and cash equivalents	(107,702)	(92,741)
Cash and cash equivalents, beginning of period	167,012	210,909
Cash and cash equivalents, end of period	$59,310	$118,168
Supplemental cash flow disclosures:
Cash paid for income taxes	$37,784	$20,224
Cash paid for interest	17,596	25,726
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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and current liabilities and other liabilities. Expected recoveries for insurance liabilities are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheets.

	October 31, 2021	April 30, 2021
	(in thousands)
Medical self‑insurance	$3,526	$3,852
General liability, automobile and workers’ compensation	19,145	19,807
Expected recoveries for insurance liabilities	(5,048)	(3,209)

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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Recently Issued Accounting Pronouncements
Reference Rate Reform – In March 2020, the Financial Accounting Standards Board (“FASB”) issued new guidance to temporarily ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The guidance was effective upon issuance and generally can be applied through December 31, 2022. However, the new guidance is not applicable to contract modifications made, and hedging relationships entered into or evaluated after, December 31, 2022. The Company will adopt this guidance when its relevant contracts are modified upon transition to alternative reference rates. The Company does not expect the adoption to have a material impact on its consolidated financial statements.
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
Westside Acquisition
On July 1, 2021, the Company acquired substantially all the assets of Westside Building Material (“Westside”), one of the largest independent distributors of interior building products in the U.S., for preliminary consideration of $139.6 million. Westside is a leading supplier of steel framing, wallboard, acoustical ceilings, insulation and related building products serving commercial and residential markets. Westside’s distribution network comprises ten locations, including nine across California (Anaheim, Hesperia, Oakland, Chatsworth, Fresno, Lancaster, Santa Maria, San Diego and National City) and one in Las Vegas, Nevada. The primary purpose of the transaction was to expand the geographical coverage of the Company and grow the business.
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
The following table summarizes the preliminary acquisition accounting for this acquisition based on currently available information:

Preliminary Acquisition Accounting
(in thousands)
Trade accounts and notes receivable	$27,081
Inventories	28,900
Prepaid and other current assets	228
Property and equipment	16,687
Operating lease right-of-use assets	20,782
Customer relationships	51,500
Tradenames	11,300
Goodwill	13,351
Accounts payable and accrued expenses	(14,375)
Operating lease liabilities	(15,819)
Fair value of consideration transferred	$139,635
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
Other Acquisitions
On June 3, 2021, the Company acquired the assets of Architectural Coatings Distributors, Inc. (“Architectural Coating”). Architectural Coating is an interior building products distributor in Cleveland, Ohio. The impact of this acquisition is not material to the Company’s Consolidated Financial Statements.
On August 2, 2021, the Company acquired certain assets of DK&B Construction Specialties, Inc. (“DK&B”). DK&B is a distributor of External Insulation and Finishing Systems (“EIFS”) and stucco products through one location in Omaha, Nebraska. The impact of this acquisition is not material to the Company’s Consolidated Financial Statements.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	October 31, 2021	April 30, 2021
	(in thousands)
Trade receivables	$614,309	$488,002
Other receivables	125,337	76,941
Allowance for expected credit losses	(3,403)	(3,254)
Other allowances	(3,971)	(3,028)
Trade accounts and notes receivable	$732,272	$558,661
The following table presents the change in the allowance for expected credit losses during the six months ended October 31, 2021:

(in thousands)
Balance as of April 30, 2021	$3,254
Provision	213
Other	(64)
Balance as of October 31, 2021	$3,403

Receivables from contracts with customers, net of allowances, were $606.9 million and $481.7 million as of October 31, 2021 and April 30, 2021, respectively. The Company did not have material amounts of contract assets or liabilities as of October 31, 2021 or April 30, 2021.

4. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2021	$645,377	$(69,047)	$576,330
Goodwill recognized from acquisitions	14,839	—	14,839
Acquisition accounting adjustments	(476)	—	(476)
Translation adjustment	(1,617)	485	(1,132)
Balance as of October 31, 2021	$658,123	$(68,562)	$589,561

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Intangible Assets
The following tables present the components of the Company’s definite-lived intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	October 31, 2021
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	12.7	$619,335	$(357,083)	$262,252
Definite-lived tradenames	5-20	15.8	73,078	(17,049)	56,029
Vendor agreements	8-10	8.3	6,644	(5,775)	869
Developed technology	5	4.9	5,649	(3,925)	1,724
Other	3-5	3.8	1,278	(1,187)	91
Totals			$705,984	$(385,019)	$320,965

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2021
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	13.3	$569,255	$(330,880)	$238,375
Definite-lived tradenames	5-20	16.8	62,084	(14,842)	47,242
Vendor agreements	8-10	8.3	6,644	(5,372)	1,272
Developed technology	5	4.9	5,699	(3,381)	2,318
Other	3-5	3.3	4,291	(3,996)	295
Totals			$647,973	$(358,471)	$289,502
Amortization expense related to definite-lived intangible assets was $15.7 million and $14.5 million for the three months ended October 31, 2021 and 2020, respectively, and $30.5 million and $28.8 million for the six months ended October 31, 2021 and 2020, respectively.
The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2022 (remaining six months)	$29,806
2023	53,692
2024	44,225
2025	36,566
2026	30,728
Thereafter	125,948
Total	$320,965
The Company’s indefinite-lived intangible assets consist of tradenames that had a carrying amount of $61.4 million as of October 31, 2021 and April 30, 2021.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Long-Term Debt
The Company’s long-term debt consisted of the following:

	October 31, 2021	April 30, 2021
	(in thousands)
Term Loan Facility	$507,168	$509,722
Unamortized discount and deferred financing costs on Term Loan Facility	(4,152)	(4,735)
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(5,152)	(5,485)
ABL Facility	140,600	—
Finance lease obligations	112,274	117,948
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2025	8,188	11,716
Unamortized discount on installment notes	(553)	(739)
Carrying value of debt	1,108,373	978,427
Less current portion	46,082	46,018
Long-term debt	$1,062,291	$932,409
Term Loan Facility
The Company has a senior secured first lien term loan facility (the “Term Loan Facility”). The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, with the balance due in June 2025. The Term Loan Facility bears interest at a floating rate based on LIBOR plus 2.50%, with a 0% floor. As of October 31, 2021, the applicable rate of interest was 2.59%.
Senior Notes
The Company has senior unsecured notes due May 2029 (the "Senior Notes"). The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1.
Asset Based Lending Facility
The Company has an asset based revolving credit facility (the “ABL Facility”) that provided for aggregate revolving commitments of $445.0 million as of October 31, 2021. Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.
As of October 31, 2021, at the Company’s option, the interest rates applicable to the loans under the ABL Facility were based on LIBOR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of October 31, 2021, the applicable base rate of interest was 3.50%.
As of October 31, 2021, the Company had available borrowing capacity of approximately $278.0 million under the ABL Facility. The ABL Facility matures on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the Term Loan Facility.
Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. The Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes as of October 31, 2021.
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of October 31, 2021.
Canadian Revolving Credit Facility
Through its WSB Titan (“Titan”) subsidiary, the Company has a revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $24.2 million ($30.0 million Canadian dollars). The Canadian Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of October 31, 2021, the Company had available borrowing capacity of approximately $24.2 million under the Canadian Facility. The Canadian Facility matures on January 12, 2026.
Debt Maturities
As of October 31, 2021, the maturities of long-term debt were as follows

	Term Loan Facility	Senior Notes	ABL Facility	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2022 (remaining six months)	$2,556	$—	$—	$19,844	$857	$23,257
2023	5,110	—	—	33,479	4,505	43,094
2024	5,110	—	—	26,763	1,881	33,754
2025	5,110	—	140,600	17,028	921	163,659
2026	489,282	—	—	9,823	24	499,129
Thereafter	—	350,000	—	5,337	—	355,337
	$507,168	$350,000	$140,600	$112,274	$8,188	$1,118,230

6. Leases
The components of lease expense were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$5,564	$5,960	$11,156	$12,099
Interest on lease liabilities	2,123	2,863	4,424	5,925
Operating lease cost	11,314	10,630	22,327	21,329
Variable lease cost	4,629	3,157	8,552	6,132
Total lease cost	$23,630	$22,610	$46,459	$45,485

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended October 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$22,727	$21,479
Operating cash flows from finance leases	4,424	5,925
Financing cash flows from finance leases	15,154	14,629
Right-of-use assets obtained in exchange for lease obligations
Operating leases	29,145	17,216
Finance leases	13,034	12,342
Other information related to leases was as follows:

	October 31, 2021	April 30, 2021
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$179,682	$176,591
Accumulated depreciation	(56,127)	(51,869)
Property and equipment, net	$123,555	$124,722
Weighted-average remaining lease term (years)
Operating leases	4.6	4.7
Finance leases	3.2	3.5
Weighted-average discount rate
Operating leases	5.1%	5.5%
Finance leases	4.5%	4.6%
Future minimum lease payments under non-cancellable leases as of October 31, 2021 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2022 (remaining six months)	$23,303	$21,974
2023	37,836	39,457
2024	28,700	33,557
2025	17,840	23,528
2026	10,126	13,513
Thereafter	5,420	18,738
Total lease payments	123,225	150,767
Less imputed interest	10,951	17,252
Total	$112,274	$133,515

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 24.4% and 24.3% for the six months ended October 31, 2021 and 2020, respectively. The difference in the effective income tax rate over the U.S. federal statutory rate of 21.0% for the six months ended October 31, 2021 was primarily due to the impact of state and foreign taxes, as well as equity compensation. The difference in the effective income tax rate over the U.S. federal statutory rate for the six months ended October 31, 2020 was primarily due to the impact of state taxes, foreign tax rates and a change in the valuation allowance.
Valuation allowance. The Company had a valuation allowance of $12.2 million and $11.8 million against its deferred tax assets related to certain U.S. tax jurisdictions as of October 31, 2021 and April 30, 2021, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.
Uncertain tax positions. The Company had no reserve for uncertain tax positions as of October 31, 2021 or April 30, 2021.

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
The Company repurchased approximately 280,000 shares of its common stock for $13.1 million during the six months ended October 31, 2021. The Company repurchased approximately 50,000 shares of its common stock for $1.2 million during the six months ended October 31, 2020. As of October 31, 2021, the Company had $41.2 million of remaining repurchase authorization under the stock repurchase program.
Accumulated Other Comprehensive Income
The following table sets forth the changes to accumulated other comprehensive income (loss), net of tax, by component for the six months ended October 31, 2021:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Income
	(in thousands)
Balance as of April 30, 2021	$20,764	$(16,005)	$4,759
Other comprehensive (loss) income before reclassification	(4,119)	738	(3,381)
Reclassification to earnings from accumulated other comprehensive income	—	4,513	4,513
Balance as of October 31, 2021	$16,645	$(10,754)	$5,891
Other comprehensive income on derivative instruments for the six months ended October 31, 2021 is net of $0.2 million of tax. Reclassification to earnings from accumulated other comprehensive income is net of $1.5 million of tax.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Equity-Based Compensation
General
Equity-based compensation expense related to stock options and restricted stock units was $4.8 million and $4.6 million during the six months ended October 31, 2021 and 2020, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Option Awards
The following table presents stock option activity for the six months ended October 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2021	1,289	$20.86	6.8	$29,465
Options granted	188	49.13
Options exercised	(96)	19.37
Options forfeited	(12)	23.06
Outstanding as of October 31, 2021	1,369	$24.84	6.8	$33,798
Exercisable as of October 31, 2021	856	$20.27	5.6	$25,055
Vested and Expected to vest as of October 31, 2021	1,364	$24.81	6.8	$33,723
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the six months ended October 31, 2021 and 2020 was $2.8 million and $0.3 million, respectively. As of October 31, 2021, there was $5.9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years.
The fair value of stock options granted during the six months ended October 31, 2021 and 2020 was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting weighted average grant date fair value:

	Six Months Ended October 31,
	2021	2020
Volatility	42.42%	51.28%
Expected life (years)	6.0	6.0
Risk-free interest rate	0.85%	0.30%
Dividend yield	—%	—%
Grant date fair value	$20.24	$11.13
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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Restricted Stock Units
The following table presents restricted stock unit activity for the six months ended October 31, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2021	361	$22.92
Granted	155	49.13
Vested	(179)	23.05
Forfeited	(6)	23.02
Outstanding as of October 31, 2021	331	$35.12
As of October 31, 2021, there was $8.6 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During the six months ended October 31, 2021, 43,000 shares of the Company’s common stock were purchased under the ESPP at a price of $26.36 per share. During the six months ended October 31, 2020, 58,000 shares of the Company’s common stock were purchased under the ESPP at a price of $22.13 per share. The Company recognized $0.4 million and $0.3 million of stock-based compensation expense during the six months ended October 31, 2021 and 2020, respectively, related to the ESPP.
10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2021	$26,795	$1,875	$9,373
Amounts redeemed	(320)	—	—
Change in fair value	1,875	123	780
Balance as of October 31, 2021	$28,350	$1,998	$10,153

Classified as current as of April 30, 2021	$1,305	$—	$—
Classified as long-term as of April 30, 2021	25,490	1,875	9,373

Classified as current as of October 31, 2021	$1,248	$—	$—
Classified as long-term as of October 31, 2021	27,102	1,998	10,153
Total expense related to these instruments was $2.8 million and $1.5 million during the six months ended October 31, 2021 and 2020, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. See Note 13, "Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests," in the Company's Annual Report on Form 10-K for the year ended April 30, 2021 for more information regarding stock appreciation rights, deferred compensation and redeemable noncontrolling interests.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the estimated carrying amount and fair value of the Company’s liabilities measured at fair value on a recurring basis:

	October 31, 2021	April 30, 2021
	(in thousands)
Interest rate swaps (Level 2)	$14,049	$21,004
The Company has interest rate swap agreements with a notional amount of $500.0 million to convert the variable interest rate on a portion of its Term Loan Facility to a fixed 1-month LIBOR interest rate of 2.46%. The contracts were effective on February 28, 2019 and terminate on February 28, 2023. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company believes there have been no material changes in the creditworthiness of the counterparty to this interest rate swap and believes the risk of nonperformance by such party is minimal. The Company designated the interest rate swaps as cash flow hedges.
As of October 31, 2021, $11.2 million of the interest rate swap liability was classified in other accrued expenses and current liabilities and $2.9 million was classified in other liabilities in the Condensed Consolidated Balance Sheet. The Company recognized losses, net of tax, of $2.3 million and $2.2 million in earnings during the three months ended October 31, 2021 and 2020, respectively, related to its interest rate swaps, and $4.5 million and $4.3 million during the six months ended October 31, 2021 and 2020, respectively. These losses are included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows. As of October 31, 2021, the Company expects that approximately $11.2 million of pre-tax net losses will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” There were no material long-lived asset impairments during the six months ended October 31, 2021 or 2020.
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

	October 31, 2021		April 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$347,375	$350,000	$350,000

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

13. Segments
There have been no changes to the Company's reportable segments during the six months ended October 31, 2021. For more information regarding the Company's reportable segments, see Note 17, "Segments," in the Company's Annual Report on Form 10-K for the year ended April 30, 2021.
Segment Results
The following tables present segment results:

	Three Months Ended October 31, 2021
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,140,652	$367,920	$28,990	$147,923
Other	9,899	3,950	88	1,616
Corporate	—	—	325	—
	$1,150,551	$371,870	$29,403	$149,539

	Three Months Ended October 31, 2020
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$805,074	$262,534	$26,783	$82,169
Other	7,782	2,537	91	353
Corporate	—	—	371	—
	$812,856	$265,071	$27,245	$82,522

	Six Months Ended October 31, 2021
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$2,173,040	$700,605	$56,418	$274,940
Other	19,587	7,098	176	2,678
Corporate	—	—	523	—
	$2,192,627	$707,703	$57,117	$277,618

	Six Months Ended October 31, 2020
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,599,546	$520,372	$53,565	$164,673
Other	15,883	5,157	182	903
Corporate	—	—	595	—
	$1,615,429	$525,529	$54,342	$165,576

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Net income	$74,361	$28,469	$135,563	$55,688
Interest expense	14,744	13,525	28,401	27,606
Interest income	(27)	(14)	(27)	(51)
Provision for income taxes	23,769	8,277	43,740	17,881
Depreciation expense	13,703	12,710	26,628	25,537
Amortization expense	15,700	14,535	30,489	28,805
Stock appreciation rights(a)	983	314	1,875	1,106
Redeemable noncontrolling interests(b)	593	186	903	438
Equity-based compensation(c)	3,215	3,252	5,173	4,857
Severance and other permitted costs(d)	249	762	396	2,709
Transaction costs (acquisitions and other)(e)	2,393	25	2,968	125
(Gain) loss on disposal and impairment of assets(f)	(144)	481	(222)	875
Effects of fair value adjustments to inventory(g)	—	—	1,731	—
Adjusted EBITDA	$149,539	$82,522	$277,618	$165,576
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
(g)Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.

Revenues by Product
The following table presents the Company’s net sales to external customers by main product lines:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Wallboard	$414,522	$330,515	$804,657	$658,600
Ceilings	140,866	112,126	278,937	226,769
Steel framing	272,000	111,293	468,276	221,825
Complementary products	323,163	258,922	640,757	508,235
Total net sales	$1,150,551	$812,856	$2,192,627	$1,615,429

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
United States	$988,103	$684,131	$1,850,893	$1,363,452
Canada	162,448	128,725	341,734	251,977
Total net sales	$1,150,551	$812,856	$2,192,627	$1,615,429
The following table presents the Company’s property and equipment, net, by major geographic area:

	October 31, 2021	April 30, 2021
	(in thousands)
United States	$284,763	$271,346
Canada	41,727	39,980
Total property and equipment, net	$326,490	$311,326
14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net income	$74,361	$28,469	$135,563	$55,688
Basic earnings per common share:
Basic weighted average common shares outstanding	43,135	42,723	43,112	42,674
Basic earnings per common share	$1.72	$0.67	$3.14	$1.30
Diluted earnings per common share:
Basic weighted average common shares outstanding	43,135	42,723	43,112	42,674
Add: Common Stock Equivalents	759	451	821	422
Diluted weighted average common shares outstanding	43,894	43,174	43,933	43,096
Diluted earnings per common share	$1.69	$0.66	$3.09	$1.29
During the three and six months ended October 31, 2021, no Common Stock Equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. During the three and six months ended October 31, 2020, approximately 0.5 million and 0.4 million, respectively, Common Stock Equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

15. Subsequent Events
On December 1, 2021, the Company acquired AMES Taping Tools Holding LLC (“AMES”) for a preliminary purchase price of $212.5 million in cash. AMES is the leading provider of automatic taping and finishing (“ATF”) tools and related products to the professional drywall finishing industry. The acquisition of AMES was primarily funded with borrowings under the Company's ABL Facility.
Also on December 1, 2021, the Company acquired the assets of Kimco Supply Company (“Kimco”). Kimco is an interior building products distributor through two locations in the Tampa, Florida area.

On November 30, 2021, the Company amended its ABL Facility to, among other things, increase the commitments thereunder by $100.0 million from $445.0 million to $545.0 million and change the LIBOR interest rate provisions to SOFR interest rate provisions. After giving effect to the amendment to the ABL Facility and borrowings under the ABL Facility to finance the acquisition of AMES, the Company had available borrowing capacity of approximately $149.5 million as of December 1, 2021 under the ABL Facility.

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

COVID-19 Update

We continue to monitor the COVID-19 pandemic (“COVID-19”) and its impact on macroeconomic and local economic conditions. We will continue to implement, as deemed necessary or advisable, procedures and processes to protect the health and safety of our employees, customers, partners and suppliers.

We may take further actions that alter our business operations if required by federal, state, provincial or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Furthermore, while COVID-19 had a limited impact on our financial results and operations during the six months ended October 31, 2021, there is no guarantee that COVID-19 will not have a material impact on our future financial results or operations. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 for a discussion of risks which could have a material adverse effect on our operations and financial results and for more information regarding the impact of COVID-19 and our response.

Highlights

    Key highlights in our business during the six months ended October 31, 2021 are described below:

•Generated net sales of $2,192.6 million during the six months ended October 31, 2021, a 35.7% increase from the prior year period primarily due to inflationary pricing, healthy residential end markets, growth in complementary products sales, acquisitions over the past year and the negative impacts of COVID-19 in the prior year period.

•Generated net income of $135.6 million during the six months ended October 31, 2021, a 143.4% increase compared to the prior year primarily due to the increase in net sales as noted above, partially offset by an increase in the provision for income taxes. Supply chain dynamics have led to all-time high levels of product inflation, which have been the principal driver of both sales growth and incremental profitability.

•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $277.6 million during the six months ended October 31, 2021, a 67.7% increase compared to the prior year primarily due to the increase in net sales noted above. Adjusted EBITDA as a percentage of net sales increased to 12.7% for the six months ended October 31, 2021 compared to 10.2% for the six months ended October 31, 2020 primarily due to better operating leverage, as product price inflation on sales outpaced operating cost inflation.

Recent Developments
Acquisitions

On July 1, 2021, we acquired substantially all the assets of Westside Building Material (“Westside”), one of the largest independent distributors of interior building products in the U.S., for preliminary consideration of $139.6 million. Westside is a leading supplier of steel framing, wallboard, acoustical ceilings, insulation and related building products serving commercial and residential markets. Westside’s distribution network comprises ten locations, including nine across California (Anaheim, Hesperia, Oakland, Chatsworth, Fresno, Lancaster, Santa Maria, San Diego and National City) and one in Las Vegas, Nevada. For more information regarding our acquisition of Westside, see Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
On June 3, 2021, we acquired the assets of Architectural Coatings Distributors, Inc. (“Architectural Coating”). Architectural Coating is an interior building products distributor in Cleveland, Ohio.
On August 2, 2021, we acquired certain assets of DK&B Construction Specialties, Inc. (“DK&B”). DK&B is a distributor of External Insulation and Finishing Systems (“EIFS”) and stucco products through one location in Omaha, Nebraska.
Subsequent to the quarter on December 1, 2021, we acquired AMES Taping Tools Holding LLC (“AMES”) for a preliminary purchase price of $212.5 million in cash. AMES is the leading provider of automatic taping and finishing (“ATF”) tools and related products to the professional drywall finishing industry. The acquisition of AMES was primarily funded with borrowings under our ABL Facility.
Also on December 1, 2021, we acquired the assets of Kimco Supply Company (“Kimco”). Kimco is an interior building products distributor through two locations in the Tampa, Florida area.

Greenfields

During the six months ended October 31, 2021, we opened six new greenfield locations. In May 2021, we opened a greenfield location in Hickory, North Carolina. In June 2021, we opened a greenfield location in Scarborough, Ontario. In July 2021, we opened greenfield locations in Denver, Colorado, Jackson, Mississippi and Wilmington, Delaware. In August 2021, we opened a greenfield location in Johnson City, Tennessee.

Results of Operations
The following table summarizes key components of our results of operations for the three and six months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(dollars in thousands)
Statement of operations data:
Net sales	$1,150,551	$812,856	$2,192,627	$1,615,429
Cost of sales (exclusive of depreciation and amortization shown separately below)	778,681	547,785	1,484,924	1,089,900
Gross profit	371,870	265,071	707,703	525,529
Operating expenses:
Selling, general and administrative expenses	230,531	188,352	444,612	371,464
Depreciation and amortization	29,403	27,245	57,117	54,342
Total operating expenses	259,934	215,597	501,729	425,806
Operating income	111,936	49,474	205,974	99,723
Other (expense) income:
Interest expense	(14,744)	(13,525)	(28,401)	(27,606)
Other income, net	938	797	1,730	1,452
Total other expense, net	(13,806)	(12,728)	(26,671)	(26,154)
Income before taxes	98,130	36,746	179,303	73,569
Provision for income taxes	23,769	8,277	43,740	17,881
Net income	$74,361	$28,469	$135,563	$55,688
Non-GAAP measures:
Adjusted EBITDA(1)	$149,539	$82,522	$277,618	$165,576
Adjusted EBITDA margin(1)(2)	13.0%	10.2%	12.7%	10.2%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.

(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.
Three Months Ended October 31, 2021 and 2020
Net Sales

	Three Months Ended October 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Wallboard	$414,522	$330,515	$84,007	25.4%
Ceilings	140,866	112,126	28,740	25.6%
Steel framing	272,000	111,293	160,707	144.4%
Complementary products	323,163	258,922	64,241	24.8%
Total net sales	$1,150,551	$812,856	$337,695	41.5%
We generate net sales by providing a comprehensive product offering of wallboard, ceilings, steel framing and complementary construction products. The increase in net sales during the three months ended October 31, 2021 compared to the prior year period was primarily due to inflationary pricing, healthy residential end markets, growth in complementary products sales and the negative impacts of COVID-19 in the prior year period. Also contributing to the increase were acquisitions over the past year. The increase consisted of the following:
•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to an increase in price/product mix and slightly higher volume driven by acquisitions;
•an increase in ceilings sales, which is principally impacted by commercial construction activity, primarily due to an increase in price/product mix and slightly higher volume driven by acquisitions;
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
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended October 31, 2021 and 2020. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Three Months Ended October 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Net sales	$1,150,551	$812,856
Recently acquired net sales (1)	(75,964)	—
Impact of foreign currency (2)	(8,505)	—
Base business net sales (3)	$1,066,082	$812,856	$253,226	31.2%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended October 31, 2021, this includes net sales of D.L. Building Materials, which was acquired on February 1, 2021 and net sales of Westside, which was acquired on July 1, 2021. Our acquisitions of Architectural Coatings and DK&B have been treated as new greenfield branches and are included in base business net sales.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The increase in organic net sales was primarily driven by inflationary pricing, healthy residential end markets, growth in complementary products sales and the negative impacts of COVID-19 in the prior year period.
Gross Profit and Gross Margin

	Three Months Ended October 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Gross profit	$371,870	$265,071	$106,799	40.3%
Gross margin	32.3%	32.6%
The increase in gross profit during the three months ended October 31, 2021 compared to the prior year period was primarily due to continued strength in the residential market, incremental gross profit from acquisitions and the negative impacts of COVID-19 in the prior year period. The decrease in gross margin on net sales for the three months ended October 31, 2021 compared to the prior year period was primarily due to price-cost dynamics related to the timing of the implementation of price actions in wallboard.

Selling, General and Administrative Expenses

	Three Months Ended October 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$230,531	$188,352	$42,179	22.4%
% of net sales	20.0%	23.2%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses increased during the three months ended October 31, 2021 compared to the prior year period primarily due to increases in payroll and payroll related costs, fuel costs, travel costs and facilities costs, which were driven by increased sales volume. Also contributing to the increase was an increase in transaction costs due to the increase in acquisition activity. Selling, general and administrative expenses as a percent of our net sales decreased during the three months ended October 31, 2021 compared to the prior year period primarily due to the impact of inflationary market pricing on sales.
Depreciation and Amortization Expense

	Three Months Ended October 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Depreciation	$13,703	$12,710	$993	7.8%
Amortization	15,700	14,535	1,165	8.0%
Depreciation and amortization	$29,403	$27,245	$2,158	7.9%
Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. The increase in depreciation expense during the three months ended October 31, 2021 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in the acquisition of Westside. The increase in amortization expense during the three months ended October 31, 2021 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in the acquisition of Westside and D.L. Building Materials, partially offset by time-based progression of our use of the accelerated method of amortization for acquired customer relationships.
Interest Expense

	Three Months Ended October 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Interest expense	$(14,744)	$(13,525)	$1,219	9.0%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The increase in interest expense during the three months ended October 31, 2021 compared to the prior year period was primarily due to an increase in average debt outstanding during the comparable periods and an increase in interest rates.

Income Taxes

	Three Months Ended October 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$23,769	$8,277	$15,492	187.2%
Effective tax rate	24.2%	22.5%
The change in the effective income tax rate during the three months ended October 31, 2021 compared to the prior year period was primarily due to the impact of a change in valuation allowance, foreign taxes and stock-based compensation.
Six Months Ended October 31, 2021 and 2020
Net Sales

	Six Months Ended October 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Wallboard	$804,657	$658,600	$146,057	22.2%
Ceilings	278,937	226,769	52,168	23.0%
Steel framing	468,276	221,825	246,451	111.1%
Complementary products	640,757	508,235	132,522	26.1%
Total net sales	$2,192,627	$1,615,429	$577,198	35.7%
The increase in net sales during the six months ended October 31, 2021 compared to the prior year period was primarily due to inflationary pricing, healthy residential end markets, growth in complementary products sales and the negative impacts of COVID-19 in the prior year period. Also contributing to the increase were acquisitions over the past year. These increases were partially offset by one less selling day during the six months ended October 31, 2021 compared to the prior year period. The increase consisted of the following:
•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to an increase in price/product mix and slightly higher volume;
•an increase in ceilings sales, which is principally impacted by commercial construction activity, primarily due to an increase in price/product mix and slightly higher volume driven by acquisitions;
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
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the six months ended October 31, 2021 and 2020. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Six Months Ended October 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Net sales	$2,192,627	$1,615,429
Recently acquired net sales (1)	(110,857)	—
Impact of foreign currency (2)	(26,942)	—
Base business net sales (3)	$2,054,828	$1,615,429	$439,399	27.2%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the six months ended October 31, 2021, this includes net sales of D.L. Building Materials, which was acquired on February 1, 2021 and net sales of Westside, which was acquired on July 1, 2021. Our acquisitions of Architectural Coatings and DK&B have been treated as new greenfield branches and are included in base business net sales.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The increase in organic net sales was primarily driven by inflationary pricing, healthy residential end markets, growth in complementary products sales and the negative impacts of COVID-19 in the prior year period, partially offset by one less selling day during the current year period compared to the prior year period.
Gross Profit and Gross Margin

	Six Months Ended October 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Gross profit	$707,703	$525,529	$182,174	34.7%
Gross margin	32.3%	32.5%
The increase in gross profit during the six months ended October 31, 2021 compared to the prior year period was primarily due to continued strength in the residential market, incremental gross profit from acquisitions and the negative impacts of COVID-19 in the prior year period. The decrease in gross margin on net sales for the six months ended October 31, 2021 compared to the prior year period was primarily due to challenging price-cost dynamics for certain product categories. Included in cost of sales for the six months ended October 31, 2021 was a $1.7 million non-cash cost of sales charge to increase inventory acquired in the Westside acquisition to its estimated fair value. This adjustment had a negative effect on gross margin as the related inventory was sold.
Selling, General and Administrative Expenses

	Six Months Ended October 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$444,612	$371,464	$73,148	19.7%
% of net sales	20.3%	23.0%
Selling, general and administrative expenses increased during the six months ended October 31, 2021 compared to the prior year period primarily due to increases in payroll and payroll related costs, fuel costs, travel costs and facilities costs, which were driven by increased sales volume. Also contributing to the increase was an increase in transaction costs due to increase in acquisition activity. Selling, general and administrative expenses as a percent of our net sales decreased during the six months ended October 31, 2021 compared to the prior year period primarily due to the impact of inflationary market pricing on sales.
Depreciation and Amortization Expense

	Six Months Ended October 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Depreciation	$26,628	$25,537	$1,091	4.3%
Amortization	30,489	28,805	1,684	5.8%
Depreciation and amortization	$57,117	$54,342	$2,775	5.1%
The increase in depreciation expense during the six months ended October 31, 2021 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in the acquisition of Westside, partially offset by assets becoming fully depreciated during the period. The increase in amortization expense during the six months ended October 31, 2021 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in the acquisition of Westside and D.L. Building Materials, partially offset by time-based progression of our use of the accelerated method of amortization for acquired customer relationships.
Interest Expense

	Six Months Ended October 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Interest expense	$(28,401)	$(27,606)	$795	2.9%
The increase in interest expense during the six months ended October 31, 2021 compared to the prior year period was primarily due to an increase in average debt outstanding during the comparable periods and an increase in interest rates.
Income Taxes

	Six Months Ended October 31,		Change
	2021	2020	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$43,740	$17,881	$25,859	144.6%
Effective tax rate	24.4%	24.3%
The change in the effective income tax rate during the six months ended October 31, 2021 compared to the prior year period was primarily due the impact of state taxes, foreign taxes and a change in the valuation allowance in the prior year period.

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

On November 30, 2021, we amended our ABL Facility to, among other things, increase the commitments thereunder by $100.0 million from $445.0 million to $545.0 million and change the LIBOR interest rate provisions to SOFR interest rate provisions. As of October 31, 2021, we had available borrowing capacity of approximately $278.0 million under our ABL Facility. After giving effect to the amendment to the ABL Facility and borrowings under the ABL Facility to finance the acquisition of AMES, the Company had available borrowing capacity of approximately $149.5 million as of December 1, 2021 under our ABL Facility. The ABL Facility is scheduled to mature on September 30, 2024.
As of October 31, 2021, we had available borrowing capacity of approximately $24.2 million under our Canadian revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $24.2 million ($30.0 million Canadian dollars). The Canadian Facility matures on January 12, 2026.
For more information regarding our ABL Facility and other indebtedness, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
We have a common stock repurchase program authorized by our Board of Directors to repurchase up to $75.0 million of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. The timing and amount of any purchases of our common stock will be subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. We repurchased approximately 280,000 shares of our common stock for $13.1 million during the six months ended October 31, 2021. As of October 31, 2021, we had $41.2 million of remaining purchase authorization.
We regularly evaluate opportunities to optimize our capital structure, including through consideration of the issuance or incurrence of additional debt to refinance existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives, acquisitions and our stock repurchase program.
Cash Flows
A summary of our operating, investing and financing activities is shown in the following table:

	Six Months Ended October 31,
	2021	2020
	(in thousands)
Cash (used in) provided by operating activities	$(77,095)	$24,048
Cash used in investing activities	(140,629)	(11,176)
Cash provided by (used in) financing activities	110,103	(106,895)
Effect of exchange rates on cash and cash equivalents	(81)	1,282
Decrease in cash and cash equivalents	$(107,702)	$(92,741)
Operating Activities
The change in cash (used in) provided by operating activities during the six months ended October 31, 2021 compared to the prior year period was primarily due to a $195.5 million decrease in cash resulting from changes in our net working capital, partially offset by a $94.3 million increase in net income after adjustments for non-cash items. The decrease in cash from net working capital was primarily due to an increase in inventory related to ensuring product availability and managing price inflation amid an environment of tight and less reliable supply, as well as an increase in accounts receivable due to higher sales activity. In addition, in the prior year period we were still conserving cash in response to COVID-19.
Investing Activities
The increase in cash used in investing activities during the six months ended October 31, 2021 compared to the prior year period was primarily due to a $124.9 million increase in cash used for acquisitions and a $4.3 million increase in capital expenditures.
Capital expenditures during the six months ended October 31, 2021 primarily consisted of building and leasehold improvements, vehicles and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods.
Financing Activities
The change in cash provided by (used in) financing activities during the six months ended October 31, 2021 compared to the prior year period was primarily due to net borrowings of $140.8 million of our revolving credit facilities during the six months ended October 31, 2021, compared to net repayments of $87.4 million during the prior year period. During the six months ended October 31, 2021, we used our revolving credit facilities to help fund the Westside acquisition and general working capital needs. During the prior year period, we repaid the proceeds we proactively borrowed in March 2020 due to COVID-19. Also contributing to the change was an $11.9 million increase in repurchases of common stock during the six months ended October 31, 2021 compared to the prior year period. Repurchases were temporarily suspended in the prior year period to preserve liquidity in response to COVID-19
Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. The Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes as of October 31, 2021.
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of October 31, 2021.
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
The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
	(in thousands)
Net income	$74,361	$28,469	$135,563	$55,688
Interest expense	14,744	13,525	28,401	27,606
Interest income	(27)	(14)	(27)	(51)
Provision for income taxes	23,769	8,277	43,740	17,881
Depreciation expense	13,703	12,710	26,628	25,537
Amortization expense	15,700	14,535	30,489	28,805
Stock appreciation rights(a)	983	314	1,875	1,106
Redeemable noncontrolling interests(b)	593	186	903	438
Equity-based compensation(c)	3,215	3,252	5,173	4,857
Severance and other permitted costs(d)	249	762	396	2,709
Transaction costs (acquisitions and other)(e)	2,393	25	2,968	125
(Gain) loss on disposal and impairment of assets(f)	(144)	481	(222)	875
Effects of fair value adjustments to inventory(g)	—	—	1,731	—
Adjusted EBITDA	$149,539	$82,522	$277,618	$165,576

Net sales	$1,150,551	$812,856	$2,192,627	$1,615,429
Adjusted EBITDA Margin	13.0%	10.2%	12.7%	10.2%
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of October 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that on July 1, 2021 the Company acquired Westside Building Material ("Westside"). As a result, the Company is currently integrating Westside’s operations into its overall system of internal control over financial reporting. Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition. Accordingly, we expect to exclude Westside from the assessment of internal control over financial reporting for fiscal 2022.

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
The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of October 31, 2021, approximately 1,026 asbestos-related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 981 have been dismissed without any payment by us, 35 are pending and only 10 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The number of shares repurchased and the average price paid per share for each month in the three months ended October 31, 2021 are as follows:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value that May Yet be Purchased Under the Program
				(in thousands)
August 1 through August 31	58,734	$49.34	58,734	$47,567
September 1 through September 30	64,058	47.39	64,058	44,531
October 1 through October 31	72,623	45.92	72,623	41,196
Total	195,415		195,415
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On November 30, 2021, the Company's ABL Facility was amended to, among other things, increase the commitments thereunder by $100.0 million from $445.0 million to $545.0 million and change the LIBOR interest rate provisions to SOFR interest rate provisions.

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
First Amendment to Amended and Restated Credit Agreement, dated as of November 30, 2021, by and among GYP Holdings II Corp., GYP Holdings III Corp., as lead borrower, the other borrowers party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto, and as Swing Line Lender and L/C Issuer.

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

GMS INC.

Date: December 2, 2021	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)