Form 10-Q
period 2022-01-31
GMS Inc.
filed 2022-03-03
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 43,040,983 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 28, 2022.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the growth of or other future developments relating to our various markets, and statements about our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this Quarterly Report on Form 10-Q are forward-looking statements.
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
•our dependency upon the commercial and residential new construction and repair and remodeling, or R&R, markets;
•competition in our industry and the markets in which we operate;
•the fluctuations in prices and mix of the products we distribute, including as a result of inflationary and deflationary pressures, and our ability to pass on price increases to our customers and effectively manage inventories and margins in both inflationary and deflationary pricing environments;
•the consolidation of our industry;
•our ability to successfully implement our strategic initiatives, which include pursuing growth through acquisitions and greenfield branch expansion, as well as cost reduction and productivity initiatives;
•our ability to successfully identify acquisition candidates, complete and integrate acquisitions and achieve synergies;
•our ability to expand into new geographic markets;
•our ability to continue to anticipate and address evolving consumer demands, particularly in the automatic taping and finishing (“ATF”) market;
•product shortages, other disruptions in our supply chain or distribution network and potential loss of relationships with key suppliers, including heightened risks relating to sourcing products from international suppliers;
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

PART I – Financial Information
Item 1. Financial Statements
GMS Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	January 31, 2022	April 30, 2021
Assets
Current assets:
Cash and cash equivalents	$86,975	$167,012
Trade accounts and notes receivable, net of allowances of $9,683 and $6,282, respectively	700,255	558,661
Inventories, net	585,351	357,054
Prepaid expenses and other current assets	19,055	19,525
Total current assets	1,391,636	1,102,252
Property and equipment, net of accumulated depreciation of $216,541 and $193,364, respectively	342,995	311,326
Operating lease right-of-use assets	146,762	118,413
Goodwill	693,942	576,330
Intangible assets, net	480,312	350,869
Deferred income taxes	20,536	15,715
Other assets	9,997	8,993
Total assets	$3,086,180	$2,483,898
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$293,485	$322,965
Accrued compensation and employee benefits	79,031	72,906
Other accrued expenses and current liabilities	129,927	87,138
Current portion of long-term debt	44,624	46,018
Current portion of operating lease liabilities	40,413	33,474
Total current liabilities	587,480	562,501
Non-current liabilities:
Long-term debt, less current portion	1,281,737	932,409
Long-term operating lease liabilities	107,002	90,290
Deferred income taxes, net	47,174	12,728
Other liabilities	59,511	63,508
Total liabilities	2,082,904	1,661,436
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 43,095 and 43,073 shares issued and outstanding as of January 31, 2022 and April 30, 2021, respectively	431	431
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of January 31, 2022 and April 30, 2021	—	—
Additional paid-in capital	536,635	542,737
Retained earnings	471,481	274,535
Accumulated other comprehensive income (loss)	(5,271)	4,759
Total stockholders' equity	1,003,276	822,462
Total liabilities and stockholders' equity	$3,086,180	$2,483,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Net sales	$1,153,595	$751,191	$3,346,222	$2,366,620
Cost of sales (exclusive of depreciation and amortization shown separately below)	785,823	507,867	2,270,747	1,597,767
Gross profit	367,772	243,324	1,075,475	768,853
Operating expenses:
Selling, general and administrative	241,040	184,844	685,652	556,308
Depreciation and amortization	29,750	25,562	86,867	79,904
Total operating expenses	270,790	210,406	772,519	636,212
Operating income	96,982	32,918	302,956	132,641
Other (expense) income:
Interest expense	(15,429)	(13,454)	(43,830)	(41,060)
Gain on legal settlement	—	1,382	—	1,382
Other income, net	1,041	989	2,771	2,441
Total other expense, net	(14,388)	(11,083)	(41,059)	(37,237)
Income before taxes	82,594	21,835	261,897	95,404
Provision for income taxes	21,211	5,709	64,951	23,590
Net income	$61,383	$16,126	$196,946	$71,814
Weighted average common shares outstanding:
Basic	43,094	42,726	43,106	42,691
Diluted	43,945	43,361	43,937	43,184
Net income per common share:
Basic	$1.42	$0.38	$4.57	$1.68
Diluted	$1.40	$0.37	$4.48	$1.66
Comprehensive income
Net income	$61,383	$16,126	$196,946	$71,814
Foreign currency translation income (loss)	(15,185)	20,373	(19,304)	39,813
Changes in other comprehensive income, net of tax	4,023	1,974	9,274	5,777
Comprehensive income	$50,221	$38,473	$186,916	$117,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2021	43,073	$431	$542,737	$274,535	$4,759	$822,462
Net income	—	—	—	61,202	—	61,202
Foreign currency translation adjustments	—	—	—	—	(8,233)	(8,233)
Other comprehensive income, net of tax	—	—	—	—	1,962	1,962
Repurchase and retirement of common stock	(85)	(1)	(3,854)	—	—	(3,855)
Equity-based compensation	—	—	1,958	—	—	1,958
Exercise of stock options	44	1	862	—	—	863
Vesting of restricted stock units	8	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(256)	—	—	(256)
Issuance of common stock pursuant to employee stock purchase plan	43	—	1,140	—	—	1,140
Balances as of July 31, 2021	43,083	431	542,587	335,737	(1,512)	877,243
Net income	—	—	—	74,361	—	74,361
Foreign currency translation adjustments	—	—	—	—	4,114	4,114
Other comprehensive income, net of tax	—	—	—	—	3,289	3,289
Repurchase and retirement of common stock	(195)	(2)	(9,267)	—	—	(9,269)
Equity-based compensation	—	—	3,215	—	—	3,215
Exercise of stock options	52	1	976	—	—	977
Vesting of restricted stock units	112	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(2,579)	—	—	(2,579)
Balances as of October 31, 2021	43,052	431	534,931	410,098	5,891	951,351
Net income	—	—	—	61,383	—	61,383
Foreign currency translation adjustments	—	—	—	—	(15,185)	(15,185)
Other comprehensive income, net of tax	—	—	—	—	4,023	4,023
Repurchase and retirement of common stock	(87)	(1)	(4,733)	—	—	(4,734)
Equity-based compensation	—	—	3,077	—	—	3,077
Exercise of stock options	101	1	2,183	—	—	2,184
Vesting of restricted stock units	2	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(15)	—	—	(15)
Issuance of common stock pursuant to employee stock purchase plan	27	—	1,192	—	—	1,192
Balances as of January 31, 2022	43,095	$431	$536,635	$471,481	$(5,271)	$1,003,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2020	42,554	$426	$529,662	$168,975	$(65,082)	$633,981
Net income	—	—	—	27,219	—	27,219
Foreign currency translation adjustments	—	—	—	—	16,281	16,281
Other comprehensive income, net of tax	—	—	—	—	959	959
Equity-based compensation	—	—	1,575	—	—	1,575
Exercise of stock options	54	—	691	—	—	691
Vesting of restricted stock units	7	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(105)	—	—	(105)
Issuance of common stock pursuant to employee stock purchase plan	58	1	1,269	—	—	1,270
Balances as of July 31, 2020	42,673	427	533,092	196,194	(47,842)	681,871
Net income	—	—	—	28,469	—	28,469
Foreign currency translation adjustments	—	—	—	—	3,159	3,159
Other comprehensive income, net of tax	—	—	—	—	2,844	2,844
Repurchase and retirement of common stock	(50)	(1)	(1,221)	—	—	(1,222)
Equity-based compensation	—	—	3,253	—	—	3,253
Exercise of stock options	5	—	172	—	—	172
Vesting of restricted stock units	62	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(649)	—	—	(649)
Balances as of October 31, 2020	42,690	427	534,646	224,663	(41,839)	717,897
Net income	—	—	—	16,126	—	16,126
Foreign currency translation adjustments	—	—	—	—	20,373	20,373
Other comprehensive income, net of tax	—	—	—	—	1,974	1,974
Repurchase and retirement of common stock	(30)	—	(778)	—	—	(778)
Equity-based compensation	—	—	1,876	—	—	1,876
Exercise of stock options	152	1	2,792	—	—	2,793
Vesting of restricted stock units	4	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(53)	—	—	(53)
Issuance of common stock pursuant to employee stock purchase plan	38	—	806	—	—	806
Balances as of January 31, 2021	42,854	$428	$539,289	$240,789	$(19,492)	$761,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net income	$196,946	$71,814
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	86,867	79,904
Amortization of debt discount and debt issuance costs	2,037	2,257
Equity-based compensation	12,461	10,318
Gain on disposal of assets	(474)	(529)
Deferred income taxes	(1,740)	(9,645)
Other items, net	5,357	105
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(109,948)	(15,381)
Inventories	(191,103)	(24,391)
Prepaid expenses and other assets	2,215	1,040
Accounts payable	(46,310)	(41,371)
Accrued compensation and employee benefits	3,618	(11,932)
Other accrued expenses and liabilities	20,187	6,307
Cash (used in) provided by operating activities	(19,887)	68,496
Cash flows from investing activities:
Purchases of property and equipment	(33,161)	(17,857)
Proceeds from sale of assets	1,124	1,233
Acquisition of businesses, net of cash acquired	(345,376)	(51)
Cash used in investing activities	(377,413)	(16,675)
Cash flows from financing activities:
Repayments on revolving credit facilities	(823,583)	(102,189)
Borrowings from revolving credit facilities	1,182,774	14,750
Payments of principal on long-term debt	(3,832)	(7,476)
Payments of principal on finance lease obligations	(23,154)	(22,662)
Repurchases of common stock	(17,858)	(2,000)
Proceeds from exercises of stock options	4,024	3,656
Payments for taxes related to net share settlement of equity awards	(2,850)	(807)
Other financing activities	2,332	2,076
Cash provided by (used in) financing activities	317,853	(114,652)
Effect of exchange rates on cash and cash equivalents	(590)	2,495
Decrease in cash and cash equivalents	(80,037)	(60,336)
Cash and cash equivalents, beginning of period	167,012	210,909
Cash and cash equivalents, end of period	$86,975	$150,573
Supplemental cash flow disclosures:
Cash paid for income taxes	$61,066	$31,942
Cash paid for interest	35,721	38,114
The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”), through its wholly owned operating subsidiaries, operates a network of nearly 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. GMS also operates more than 90 tool sales, rental and service centers. Through these operations, GMS provides a comprehensive selection of building products and solutions for its residential and commercial contractor customer base across the United States and Canada. The Company’s unique operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling GMS to generate significant economies of scale while maintaining high levels of customer service.
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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

	January 31, 2022	April 30, 2021
	(in thousands)
Medical self‑insurance	$3,738	$3,852
General liability, automobile and workers’ compensation	18,140	19,807
Expected recoveries for insurance liabilities	(3,256)	(3,209)

Revenue Recognition
Revenue is recognized upon transfer of control of contracted goods to customers at an amount that reflects the consideration the Company expects to receive in exchange for those goods. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company includes shipping and handling costs billed to customers in net sales. These costs are recognized as a component of selling, general and administrative expenses.
See Note 13, “Segments,” for information regarding disaggregation of revenue, including revenue by product and by geographic area.
Income Taxes
The Company considers each interim period an integral part of the annual period and measures tax expense (benefit) using an estimated annual effective income tax rate. Estimates of the annual effective income tax rate at the end of interim periods are, out of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. The Company forecasts its estimated annual effective income tax rate and then applies that rate to its year-to-date pre-tax ordinary income (loss), subject to certain loss limitation provisions. In addition, certain specific transactions are excluded from the Company’s estimated annual effective tax rate computation but are discretely recognized within income tax expense (benefit) in their respective interim period. Future changes in annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.
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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
2. Business Combinations
The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing certain acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Consolidated Statements of Operations and Comprehensive Income. The results of operations of acquisitions are reflected in the Company’s Consolidated Financial Statements from the date of acquisition. The Company's Condensed Consolidated Statement of Operations and Comprehensive Income for the nine months ended January 31, 2022 included $150.1 million of net sales and $3.5 million of net income from acquisitions made in fiscal 2022.
Westside Acquisition
On July 1, 2021, the Company acquired substantially all the assets of Westside Building Material (“Westside”), one of the largest independent distributors of interior building products in the U.S., for preliminary consideration of $140.1 million. Westside is a leading supplier of steel framing, wallboard, ceilings, insulation and complementary building products serving commercial and residential markets. Westside’s distribution network comprises ten locations, including nine across California (Anaheim, Hesperia, Oakland, Chatsworth, Fresno, Lancaster, Santa Maria, San Diego and National City) and one in Las Vegas, Nevada. The primary purpose of the transaction was to expand the geographical coverage of the Company and grow the business.
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The acquisition accounting is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to settlement of the holdback liability.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the components of the preliminary consideration:

(in thousands)
Cash consideration	$126,609
Holdback liability	13,500
Total preliminary consideration transferred	$140,109
Included in the total preliminary consideration as of January 31, 2022 is a $13.5 million holdback liability for general representations and warranties of the sellers that is scheduled to be settled 15 months after the acquisition date.
The following table summarizes the preliminary acquisition accounting for this acquisition, and subsequent measurement period adjustments recorded, based on currently available information:

	July 1, 2021	Adjustments	January 31, 2022
	(in thousands)
Trade accounts and notes receivable	$27,081	$(799)	$26,282
Inventories	28,900	(145)	28,755
Prepaid and other current assets	228	—	228
Property and equipment	16,687	—	16,687
Operating lease right-of-use assets	20,782	—	20,782
Customer relationships	51,500	—	51,500
Tradenames	11,300	—	11,300
Goodwill	13,351	1,363	14,714
Accounts payable and accrued expenses	(14,375)	55	(14,320)
Operating lease liabilities	(15,819)	—	(15,819)
Fair value of consideration transferred	$139,635	$474	$140,109
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
Ames Acquisition
On December 1, 2021, the Company acquired Ames Taping Tools Holding LLC (“Ames”) for preliminary consideration of $224.5 million in cash. Ames is the leading provider of automatic taping and finishing (“ATF”) tools and related products to the professional drywall finishing industry. Ames operates more than 90 retail locations servicing professionals in the interior finishing market. The acquisition was primarily funded with borrowings under the Company's asset based revolving credit facility. The primary purpose of the transaction was to expand the Company's complementary product offerings and grow the business.
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. Due to the limited amount of time since the acquisition of Ames, the acquisition accounting is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to the finalization of preliminary fair value estimates, working capital adjustments and residual goodwill.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the preliminary acquisition accounting for this acquisition based on currently available information:

Preliminary Acquisition Accounting
(in thousands)
Cash and cash equivalents	$10,692
Trade accounts and notes receivable	9,955
Inventories	15,464
Prepaid and other current assets	1,941
Property and equipment	6,165
Operating lease right-of-use assets	8,238
Customer relationships	63,000
Tradenames	53,000
Patents	3,000
Goodwill	104,557
Accounts payable and accrued expenses	(14,827)
Deferred tax liability	(28,440)
Operating lease liabilities	(8,238)
Fair value of consideration transferred	$224,507
Goodwill recognized is attributable to expected synergies and the expected value in the potential to expand and enhance the Company's complementary product offerings. Goodwill is not expected to be deductible for U.S. federal income tax purposes. The estimated useful life for the customer relationships is eleven years and the estimated useful life for the patents is ten years. The tradenames are estimated to have an indefinite useful life.
Trade accounts and notes receivable had a preliminary estimate of fair value of $10.0 million and a gross contractual value of $11.6 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.
Pro Forma Financial Information
The following table presents the unaudited pro forma consolidated net sales and net income for the Company for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Net sales	$1,160,211	$813,078	$3,429,878	$2,571,616
Net income	61,336	15,303	203,721	75,924
The above pro forma results have been calculated by combining the historical results of the Company, Westside and Ames as if the acquisitions of Westside and Ames had occurred on May 1, 2020, the first day of the comparable prior reporting period presented. The pro forma results include estimates for intangible asset amortization, depreciation, interest expense and income taxes, and are subject to change once final asset values have been determined. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future.
Other Acquisitions
On June 3, 2021, the Company acquired the assets of Architectural Coatings Distributors, Inc. (“Architectural Coating”). Architectural Coating is an interior building products distributor in Cleveland, Ohio. On August 2, 2021, the Company acquired certain assets of DK&B Construction Specialties, Inc. (“DK&B”). DK&B is a distributor of External Insulation and Finishing Systems (“EIFS”) and stucco products through one location in Omaha, Nebraska. On December 1, 2021, the Company acquired the assets of Kimco Supply Company (“Kimco”). Kimco is an interior building products

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

distributor through two locations in the Tampa, Florida area. The impact of these acquisitions is not material to the Company’s Consolidated Financial Statements.
3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	January 31, 2022	April 30, 2021
	(in thousands)
Trade receivables	$604,321	$488,002
Other receivables	105,617	76,941
Allowance for expected credit losses	(5,424)	(3,254)
Other allowances	(4,259)	(3,028)
Trade accounts and notes receivable	$700,255	$558,661
The following table presents the change in the allowance for expected credit losses during the nine months ended January 31, 2022:

(in thousands)
Balance as of April 30, 2021	$3,254
Provision	786
Other	1,384
Balance as of January 31, 2022	$5,424

Receivables from contracts with customers, net of allowances, were $594.6 million and $481.7 million as of January 31, 2022 and April 30, 2021, respectively. The Company did not have material amounts of contract assets or liabilities as of January 31, 2022 or April 30, 2021.

4. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2021	$645,377	$(69,047)	$576,330
Goodwill recognized from acquisitions	122,624	—	122,624
Acquisition accounting adjustments from prior period	(476)	—	(476)
Translation adjustment	(6,504)	1,968	(4,536)
Balance as of January 31, 2022	$761,021	$(67,079)	$693,942

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Intangible Assets
The following tables present the components of the Company’s intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	January 31, 2022
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	12.5	$674,835	$(368,089)	$306,746
Definite-lived tradenames	5-20	15.8	72,141	(18,023)	54,118
Vendor agreements	8-10	8.3	6,644	(5,976)	668
Developed technology	5	4.9	8,499	(4,151)	4,348
Other	3-5	3.8	1,278	(1,213)	65
Definite-lived intangible assets			$763,397	$(397,452)	$365,945
Indefinite-lived intangible assets					114,367
Total intangible assets, net					$480,312

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2021
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	13.3	$569,255	$(330,880)	$238,375
Definite-lived tradenames	5-20	16.8	62,084	(14,842)	47,242
Vendor agreements	8-10	8.3	6,644	(5,372)	1,272
Developed technology	5	4.9	5,699	(3,381)	2,318
Other	3-5	3.3	4,291	(3,996)	295
Definite-lived intangible assets			$647,973	$(358,471)	$289,502
Indefinite-lived intangible assets					61,367
Total intangible assets, net					$350,869
Amortization expense related to definite-lived intangible assets was $15.9 million and $14.2 million for the three months ended January 31, 2022 and 2021, respectively, and $46.4 million and $43.0 million for the nine months ended January 31, 2022 and 2021, respectively.
The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2022 (remaining three months)	$17,637
2023	65,218
2024	54,181
2025	45,074
2026	37,786
Thereafter	146,049
Total	$365,945
The Company’s indefinite-lived intangible assets consist of tradenames that had a carrying amount of $114.4 million and $61.4 million as of January 31, 2022 and April 30, 2021, respectively.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Long-Term Debt

The Company’s long-term debt consisted of the following:

	January 31, 2022	April 30, 2021
	(in thousands)
Term Loan Facility	$505,890	$509,722
Unamortized discount and deferred financing costs on Term Loan Facility	(3,861)	(4,735)
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(4,989)	(5,485)
ABL Facility	359,000	—
Finance lease obligations	112,967	117,948
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2025	7,812	11,716
Unamortized discount on installment notes	(458)	(739)
Carrying value of debt	1,326,361	978,427
Less current portion	44,624	46,018
Long-term debt	$1,281,737	$932,409
Term Loan Facility
The Company has a senior secured first lien term loan facility (the “Term Loan Facility”). The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, with the remaining balance due in June 2025. The Term Loan Facility bears interest at a floating rate based on LIBOR plus 2.50%, with a 0% floor. As of January 31, 2022, the applicable rate of interest was 2.61%.
Senior Notes
The Company has senior unsecured notes due May 2029 (the "Senior Notes"). The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1.
Asset Based Lending Facility
The Company has an asset based revolving credit facility (the “ABL Facility”) that provided for aggregate revolving commitments of $545.0 million as of January 31, 2022. Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.
On November 30, 2021, the Company amended its ABL Facility to, among other things, increase the commitments thereunder by $100.0 million from $445.0 million to $545.0 million and change the interest rate provisions from LIBOR to Secured Overnight Financing Rate ("SOFR").
As of January 31, 2022, at the Company’s option, the interest rates applicable to the loans under the ABL Facility were based on SOFR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of January 31, 2022, the applicable base rate of interest was 3.50%.
As of January 31, 2022, the Company had available borrowing capacity of approximately $159.6 million under the ABL Facility. The ABL Facility matures on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the Term Loan Facility.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. The Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes as of January 31, 2022.
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of January 31, 2022.
Canadian Revolving Credit Facility
Through its WSB Titan (“Titan”) subsidiary, the Company has a revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $23.6 million ($30.0 million Canadian dollars). The Canadian Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of January 31, 2022, the Company had available borrowing capacity of approximately $23.6 million under the Canadian Facility. The Canadian Facility matures on January 12, 2026.
Debt Maturities
As of January 31, 2022, the maturities of long-term debt were as follows

	Term Loan Facility	Senior Notes	ABL Facility	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2022 (remaining three months)	$1,278	$—	$—	$9,107	$493	$10,878
2023	5,110	—	—	35,585	4,505	45,200
2024	5,110	—	—	28,819	1,881	35,810
2025	5,110	—	359,000	19,082	921	384,113
2026	489,282	—	—	11,867	12	501,161
Thereafter	—	350,000	—	8,507	—	358,507
	$505,890	$350,000	$359,000	$112,967	$7,812	$1,335,669

6. Leases
The components of lease expense were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$5,557	$5,898	$16,713	$17,997
Interest on lease liabilities	1,954	2,748	6,378	8,673
Operating lease cost	12,628	10,601	34,955	31,930
Variable lease cost	4,440	3,197	12,992	9,329
Total lease cost	$24,579	$22,444	$71,038	$67,929

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended January 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$35,385	$32,208
Operating cash flows from finance leases	6,378	8,673
Financing cash flows from finance leases	23,154	22,662
Right-of-use assets obtained in exchange for lease obligations
Operating leases(a)	53,549	27,918
Finance leases	24,887	22,408
__________________________________________

(a) Includes operating lease right-of-use assets obtained in acquisitions. See Note 2, “Business Combinations” for more information on business combinations.

Other information related to leases was as follows:

	January 31, 2022	April 30, 2021
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$180,401	$176,591
Accumulated depreciation	(54,954)	(51,869)
Property and equipment, net	$125,447	$124,722
Weighted-average remaining lease term (years)
Operating leases	4.5	4.7
Finance leases	3.2	3.5
Weighted-average discount rate
Operating leases	4.9%	5.5%
Finance leases	4.5%	4.6%
Future minimum lease payments under non-cancellable leases as of January 31, 2022 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2022 (remaining three months)	$10,797	$12,214
2023	40,327	45,206
2024	31,056	39,144
2025	20,118	28,353
2026	12,316	17,146
Thereafter	8,678	22,890
Total lease payments	123,292	164,953
Less imputed interest	10,325	17,538
Total	$112,967	$147,415

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 24.8% and 24.7% for the nine months ended January 31, 2022 and 2021, respectively. The difference in the effective income tax rate over the U.S. federal statutory rate of 21.0% for the nine months ended January 31, 2022 was primarily due to the impact of state and foreign taxes, as well as equity compensation. The difference in the effective income tax rate over the U.S. federal statutory rate for the nine months ended January 31, 2021 was primarily due to the impact of state taxes, foreign tax rates and a change in the valuation allowance.
Valuation allowance. The Company had a valuation allowance of $11.9 million and $11.8 million against its deferred tax assets related to certain U.S. tax jurisdictions as of January 31, 2022 and April 30, 2021, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.
Uncertain tax positions. The Company had no reserve for uncertain tax positions as of January 31, 2022 or April 30, 2021.

8. Stockholders’ Equity
Share Repurchases
The Company's Board of Directors has authorized a common stock repurchase program to repurchase up to $75.0 million of outstanding common stock. The Company may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended. These repurchases are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion.
The Company repurchased approximately 367,000 shares of its common stock for $17.9 million during the nine months ended January 31, 2022. The Company repurchased approximately 80,000 shares of its common stock for $2.0 million during the nine months ended January 31, 2021. As of January 31, 2022, the Company had $36.5 million of remaining repurchase authorization under the stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes to accumulated other comprehensive income (loss), net of tax, by component for the nine months ended January 31, 2022:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2021	$20,764	$(16,005)	$4,759
Other comprehensive income (loss) before reclassification	(19,304)	2,430	(16,874)
Reclassification to earnings from accumulated other comprehensive income (loss)	—	6,844	6,844
Balance as of January 31, 2022	$1,460	$(6,731)	$(5,271)
Other comprehensive income (loss) before reclassification on derivative instruments for the nine months ended January 31, 2022 is net of $0.8 million of tax. Reclassification to earnings from accumulated other comprehensive income is net of $2.2 million of tax.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Equity-Based Compensation
General
Equity-based compensation expense related to stock options and restricted stock units was $7.7 million and $6.3 million during the nine months ended January 31, 2022 and 2021, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Option Awards
The following table presents stock option activity for the nine months ended January 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2021	1,289	$20.86	6.8	$29,465
Options granted	208	49.77
Options exercised	(197)	20.58
Options forfeited	(15)	23.06
Outstanding as of January 31, 2022	1,285	$25.56	6.6	$33,023
Exercisable as of January 31, 2022	758	$20.09	5.1	$23,558
Vested and Expected to vest as of January 31, 2022	1,281	$25.51	6.6	$32,960
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the nine months ended January 31, 2022 and 2021 was $6.6 million and $2.5 million, respectively. As of January 31, 2022, there was $5.5 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.
The fair value of stock options granted during the nine months ended January 31, 2022 and 2021 was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting weighted average grant date fair value:

	Nine Months Ended January 31,
	2022	2021
Volatility	43.13%	51.28%
Expected life (years)	6.0	6.0
Risk-free interest rate	0.89%	0.30%
Dividend yield	—%	—%
Grant date fair value	$20.86	$11.13
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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Restricted Stock Units
The following table presents restricted stock unit activity for the nine months ended January 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2021	361	$22.92
Granted	165	49.51
Vested	(182)	23.14
Forfeited	(7)	23.03
Outstanding as of January 31, 2022	337	$35.79
As of January 31, 2022, there was $7.8 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.0 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. During the nine months ended January 31, 2022, 70,000 shares of the Company’s common stock were purchased under the ESPP at a price of $33.19 per share. During the nine months ended January 31, 2021, 96,000 shares of the Company’s common stock were purchased under the ESPP at a price of $21.78 per share. The Company recognized $0.5 million and $0.4 million of stock-based compensation expense during the nine months ended January 31, 2022 and 2021, respectively, related to the ESPP.
10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2021	$26,795	$1,875	$9,373
Amounts redeemed	(320)	—	—
Change in fair value	3,126	181	904
Balance as of January 31, 2022	$29,601	$2,056	$10,277

Classified as current as of April 30, 2021	$1,305	$—	$—
Classified as long-term as of April 30, 2021	25,490	1,875	9,373

Classified as current as of January 31, 2022	$1,310	$—	$—
Classified as long-term as of January 31, 2022	28,291	2,056	10,277
Total expense related to these instruments was $4.2 million and $3.6 million during the nine months ended January 31, 2022 and 2021, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. See Note 13, "Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests," in the Company's Annual Report on Form 10-K for the year ended

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

April 30, 2021 for more information regarding stock appreciation rights, deferred compensation and redeemable noncontrolling interests.
11. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the estimated carrying amount and fair value of the Company’s liabilities measured at fair value on a recurring basis:

	January 31, 2022	April 30, 2021
	(in thousands)
Interest rate swaps (Level 2)	$8,720	$21,004
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
As of January 31, 2022, $8.1 million of the interest rate swap liability was classified in other accrued expenses and current liabilities and $0.6 million was classified in other liabilities in the Condensed Consolidated Balance Sheet. The Company recognized losses, net of tax, of $2.3 million and $2.2 million in earnings during the three months ended January 31, 2022 and 2021, respectively, related to its interest rate swaps, and $6.8 million and $6.5 million during the nine months ended January 31, 2022 and 2021, respectively. These losses are included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows. As of January 31, 2022, the Company expects that approximately $8.1 million of pre-tax net losses will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” There were no material long-lived asset impairments during the nine months ended January 31, 2022 or 2021.

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

	January 31, 2022		April 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$338,625	$350,000	$350,000

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

13. Segments
There have been no changes to the Company's reportable segments during the nine months ended January 31, 2022. Westside is included in Geographic divisions and Ames is included in Other. For more information regarding the Company's reportable segments, see Note 17, "Segments," in the Company's Annual Report on Form 10-K for the year ended April 30, 2021.
Segment Results
The following tables present segment results:

	Three Months Ended January 31, 2022
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,130,130	$356,811	$28,154	$129,725
Other	23,465	10,961	1,102	5,330
Corporate	—	—	494	—
	$1,153,595	$367,772	$29,750	$135,055

	Three Months Ended January 31, 2021
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$741,885	$240,536	$24,942	$61,916
Other	9,306	2,788	92	671
Corporate	—	—	528	—
	$751,191	$243,324	$25,562	$62,587

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended January 31, 2022
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$3,303,170	$1,057,417	$84,572	$404,665
Other	43,052	18,058	1,278	8,008
Corporate	—	—	1,017	—
	$3,346,222	$1,075,475	$86,867	$412,673

	Nine Months Ended January 31, 2021
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$2,341,430	$760,908	$78,507	$226,588
Other	25,190	7,945	274	1,575
Corporate	—	—	1,123	—
	$2,366,620	$768,853	$79,904	$228,163
The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Net income	$61,383	$16,126	$196,946	$71,814
Interest expense	15,429	13,454	43,830	41,060
Interest income	(40)	(6)	(67)	(57)
Provision for income taxes	21,211	5,709	64,951	23,590
Depreciation expense	13,816	11,371	40,444	36,908
Amortization expense	15,934	14,191	46,423	42,996
Stock appreciation rights(a)	1,251	1,446	3,126	2,552
Redeemable noncontrolling interests(b)	182	624	1,085	1,062
Equity-based compensation(c)	3,077	1,877	8,250	6,734
Severance and other permitted costs(d)	273	(83)	669	2,626
Transaction costs (acquisitions and other)(e)	921	664	3,889	789
Gain on disposal of assets(f)	(252)	(1,404)	(474)	(529)
Effects of fair value adjustments to inventory(g)	1,870	—	3,601	—
Gain on legal settlement	—	(1,382)	—	(1,382)
Adjusted EBITDA	$135,055	$62,587	$412,673	$228,163
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
(f)Includes gains from the sale of assets.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(g)Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.

Revenues by Product
The following table presents the Company’s net sales to external customers by main product lines:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Wallboard	$415,132	$311,122	$1,219,789	$969,722
Ceilings	139,894	103,711	418,831	330,480
Steel framing	282,764	103,957	751,040	325,782
Complementary products	315,805	232,401	956,562	740,636
Total net sales	$1,153,595	$751,191	$3,346,222	$2,366,620
Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
United States	$1,016,425	$637,568	$2,867,318	$2,001,020
Canada	137,170	113,623	478,904	365,600
Total net sales	$1,153,595	$751,191	$3,346,222	$2,366,620
The following table presents the Company’s property and equipment, net, by major geographic area:

	January 31, 2022	April 30, 2021
	(in thousands)
United States	$302,420	$271,346
Canada	40,575	39,980
Total property and equipment, net	$342,995	$311,326

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income	$61,383	$16,126	$196,946	$71,814
Basic earnings per common share:
Basic weighted average common shares outstanding	43,094	42,726	43,106	42,691
Basic earnings per common share	$1.42	$0.38	$4.57	$1.68
Diluted earnings per common share:
Basic weighted average common shares outstanding	43,094	42,726	43,106	42,691
Add: Common Stock Equivalents	851	635	831	493
Diluted weighted average common shares outstanding	43,945	43,361	43,937	43,184
Diluted earnings per common share	$1.40	$0.37	$4.48	$1.66
During the three and nine months ended January 31, 2022, the number of Common Stock Equivalents excluded from the calculation of diluted earnings per share was not material. During the three and nine months ended January 31, 2021, approximately 0.3 million and 0.4 million, respectively, Common Stock Equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.

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
Overview
Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”), through its wholly owned operating subsidiaries, operates a network of nearly 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. GMS also operates more than 90 tool sales, rental and service centers. Through these operations, GMS provides a comprehensive selection of building products and solutions for its residential and commercial contractor customer base across the United States and Canada. The Company’s unique operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling GMS to generate significant economies of scale while maintaining high levels of customer service.

Market Conditions and Outlook

Residential

There has been strong underlying demand for residential products since mid-calendar year 2020. We believe this strength in residential demand has been driven by a combination of factors including favorable demographics, historically low interest rates, low levels of supply of new and existing homes for sale, strong wages and a solid job market, as well as by changes in workplace habits and preferences resulting from the COVID-19 pandemic (“COVID-19”). Despite an uptick in affordability concerns, including the expectation of higher mortgage interest rates, we expect this strong demand environment to continue throughout calendar year 2022.

Driven in part by the solid level of residential demand, homebuilders and contractors are facing significant inflationary pressures for products and labor plus supply chain constraints, primarily related to products needed during construction phases outside of those serviced by GMS, resulting in significantly increased cycle times and a decreased ability to predict project timing, as compared to historical periods. As a result, and as our sales teams work hard to ensure product availability for our customers, we have experienced an increase in our inventory balances. We expect our inventory levels to return to more normal levels as the supply chain constraints subside in future quarters.

Commercial

Demand for commercial projects was severely impacted by COVID-19 and has been slow to recover in certain sectors. While construction to support medical, educational and governmental projects has generally rebounded, hospitality and larger office projects remain tempered. Leading indicators of commercial activity, such as the Architectural Billings Index, as well as our own quoting activity and discussions with customers make us optimistic that we will begin to see a possible recovery in these commercial projects beginning sometime this calendar year.

As with residential contractors, commercial contractors and GMS face significant inflationary pressures for fuel, labor, building products and other miscellaneous expenses.

Business Strategy

Our business strategy includes an emphasis on organic growth through expanding market share in our core products (wallboard, ceilings and steel framing) and growing our complementary product lines (insulation, lumber, ready-mix joint compound, tools (including automatic taping and finishing tools), fasteners and various other construction products) to diversify our offerings and to provide additional value to our customers. Our growth strategy also includes the pursuit of greenfield branch openings and strategic acquisitions as we seek to further broaden our geographic platform. We expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships. In addition, we will continue to pursue acquisitions. We believe we have the potential to continue to access a robust acquisition pipeline that will supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that we believe will fit our culture and business model and we have built an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can continue to achieve substantial synergies and drive earnings accretion from our acquisition strategy. Finally, our growth strategy also entails a heightened focus on enhanced productivity and profitability across the organization, seeking to leverage our scale and employ both technology and other best practices to deliver further margin expansion and earnings growth.

COVID-19 Update

We continue to monitor COVID-19 and its impact on macroeconomic and local economic conditions. We will continue to implement, as deemed necessary or advisable, procedures and processes to protect the health and safety of our employees, customers, partners and suppliers.

We may take actions that alter our business operations if required by federal, state, provincial or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Furthermore, while COVID-19 had a limited impact on our financial results and operations during the three and nine months ended January 31, 2022, there is no guarantee that COVID-19 will not have a material impact on our future financial results or operations. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 for a discussion of risks which could have a material adverse effect on our operations and financial results and for more information regarding the impact of COVID-19 and our response.

Fiscal 2022 Highlights

    Key highlights in our business during the nine months ended January 31, 2022 are described below:

•Generated net sales of $3,346.2 million during the nine months ended January 31, 2022, a 41.4% increase from the prior year period primarily due to inflationary pricing, healthy residential end markets, growth in complementary products sales, acquisitions over the past year and the negative impacts of COVID-19 in the prior year period.

•Generated net income of $196.9 million during the nine months ended January 31, 2022, a 174.2% increase compared to the prior year primarily due to the increase in net sales noted above, partially offset by an increase in the provision for income taxes. Supply chain dynamics have led to high levels of product inflation, which have been the principal driver of both sales growth and incremental profitability.

•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $412.7 million during the nine months ended January 31, 2022, a 80.9% increase compared to the prior year primarily due to the increase in net sales noted above. Adjusted EBITDA, as a percentage of net sales, increased to 12.3% for the nine months ended January 31, 2022 compared to 9.6% for the nine months ended January 31, 2021 primarily due to better operating leverage, as product price inflation on sales outpaced operating cost inflation.

•Completed five acquisitions and opened seven greenfield locations, increasing the Company’s geographic footprint and product offerings.

Fiscal 2022 Developments
Acquisitions

Westside. On July 1, 2021, we acquired substantially all the assets of Westside Building Material (“Westside”), one of the largest independent distributors of interior building products in the U.S., for preliminary consideration of $139.6 million. Westside is a leading supplier of steel framing, wallboard, ceilings, insulation and complementary building products serving commercial and residential markets. Westside’s distribution network comprises ten locations, including nine across California (Anaheim, Hesperia, Oakland, Chatsworth, Fresno, Lancaster, Santa Maria, San Diego and National City) and one in Las Vegas, Nevada. For more information regarding our acquisition of Westside, see Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Ames. On December 1, 2021, we acquired Ames Taping Tools Holding LLC (“Ames”) for preliminary consideration of $224.5 million in cash. Ames is the leading provider of automatic taping and finishing (“ATF”) tools and related products to the professional drywall finishing industry. Ames operates more than 90 retail locations servicing professionals in the interior finishing market. The acquisition of Ames was primarily funded with borrowings under our asset based lending facility ("ABL Facility"). For more information regarding our acquisition of Ames, see Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Other. On June 3, 2021, we acquired the assets of Architectural Coatings Distributors, Inc. (“Architectural Coating”). Architectural Coating is an interior building products distributor in Cleveland, Ohio. On August 2, 2021, we acquired certain assets of DK&B Construction Specialties, Inc. (“DK&B”). DK&B is a distributor of External Insulation and Finishing Systems (“EIFS”) and stucco products through one location in Omaha, Nebraska. On December 1, 2021, we acquired the assets of Kimco Supply Company (“Kimco”). Kimco is an interior building products distributor through two locations in the Tampa, Florida area.

Greenfields

During the nine months ended January 31, 2022, we opened seven new greenfield locations. In May 2021, we opened a greenfield location in Hickory, North Carolina. In June 2021, we opened a greenfield location in Scarborough, Ontario. In July 2021, we opened greenfield locations in Denver, Colorado, Jackson, Mississippi and Wilmington, Delaware. In August 2021, we opened a greenfield location in Johnson City, Tennessee. In January 2022, we opened a greenfield location in Ft. Myers, Florida.

Results of Operations
The following table summarizes key components of our results of operations for the three and nine months ended January 31, 2022 and 2021:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(dollars in thousands)
Statement of operations data:
Net sales	$1,153,595	$751,191	$3,346,222	$2,366,620
Cost of sales (exclusive of depreciation and amortization shown separately below)	785,823	507,867	2,270,747	1,597,767
Gross profit	367,772	243,324	1,075,475	768,853
Operating expenses:
Selling, general and administrative expenses	241,040	184,844	685,652	556,308
Depreciation and amortization	29,750	25,562	86,867	79,904
Total operating expenses	270,790	210,406	772,519	636,212
Operating income	96,982	32,918	302,956	132,641
Other (expense) income:
Interest expense	(15,429)	(13,454)	(43,830)	(41,060)
Gain on legal settlement	—	1,382	—	1,382
Other income, net	1,041	989	2,771	2,441
Total other expense, net	(14,388)	(11,083)	(41,059)	(37,237)
Income before taxes	82,594	21,835	261,897	95,404
Provision for income taxes	21,211	5,709	64,951	23,590
Net income	$61,383	$16,126	$196,946	$71,814
Non-GAAP measures:
Adjusted EBITDA(1)	$135,055	$62,587	$412,673	$228,163
Adjusted EBITDA margin(1)(2)	11.7%	8.3%	12.3%	9.6%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.

(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.
Three Months January 31, 2022 and 2021
Net Sales

	Three Months Ended January 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Wallboard	$415,132	$311,122	$104,010	33.4%
Ceilings	139,894	103,711	36,183	34.9%
Steel framing	282,764	103,957	178,807	172.0%
Complementary products	315,805	232,401	83,404	35.9%
Total net sales	$1,153,595	$751,191	$402,404	53.6%
We generate net sales by providing a comprehensive product offering of wallboard, ceilings, steel framing and complementary construction products. The increase in net sales during the three months ended January 31, 2022 compared to the prior year period was primarily due to inflationary pricing and healthy residential end markets. Also contributing to the increase were acquisitions over the past year and one more selling day during the three months ended January 31, 2022 compared to the prior year period. The increase consisted of the following:
•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to an increase in price/product mix and higher volume driven by acquisitions;
•an increase in ceilings sales, which is principally impacted by commercial construction activity, primarily due to an increase in price/product mix and higher volume driven by acquisitions;
•an increase in steel framing sales, which is principally impacted by commercial construction activity, primarily due to an increase in price/product mix and higher volume; and
•an increase in complementary products sales, which include insulation, joint treatment, tools (including ATF tools), lumber and various other specialty building products, primarily due to an increase in pricing in certain product categories, positive contributions from acquisitions and the execution of growth initiatives to increase other products sales.
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended January 31, 2022 and 2021. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Three Months Ended January 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Net sales	$1,153,595	$751,191
Recently acquired net sales (1)	(87,670)	—
Impact of foreign currency (2)	(2,894)	—
Base business net sales (3)	$1,063,031	$751,191	$311,840	41.5%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended January 31, 2022, net sales includes sales from the following acquisitions: D.L. Building Materials Inc. ("D.L. Building Materials") acquired on February 1, 2021, Westside acquired on July 1, 2021, Ames acquired on December 1, 2021 and Kimco acquired on December 1, 2021. Our acquisitions of Architectural Coatings and DK&B have been treated as new greenfield branches and are included in base business net sales.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The increase in organic net sales was primarily driven by inflationary pricing, healthy residential end markets and one more selling day during the three months ended January 31, 2022 compared to the prior year period.
Gross Profit and Gross Margin

	Three Months Ended January 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Gross profit	$367,772	$243,324	$124,448	51.1%
Gross margin	31.9%	32.4%
The increase in gross profit during the three months ended January 31, 2022 compared to the prior year period was primarily due to the successful pass through of product inflation, strength in residential market demand and incremental gross profit from acquisitions. The decrease in gross margin on net sales for the three months ended January 31, 2022 compared to the prior year period was primarily due to the timing and elasticity of inflationary price-cost dynamics in the market. On a product line basis, wallboard and steel margins were unfavorably impacted by these dynamics and complementary products and ceilings benefited. Included in cost of sales for three months ended January 31, 2022 was a $1.9 million non-cash charge to increase acquired inventory to its estimated fair value. This adjustment had a negative effect on both gross profit and gross margin as the related inventory was sold.
Selling, General and Administrative Expenses

	Three Months Ended January 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$241,040	$184,844	$56,196	30.4%
% of net sales	20.9%	24.6%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses increased during the three months ended January 31, 2022 compared to the prior year period primarily due to increases in payroll and payroll related costs, fuel costs, travel costs and facilities costs, which were driven by increased sales volume, inflationary pressures and incremental selling, general and administrative expenses from acquisitions. Selling, general and administrative expenses as a percentage of our net sales decreased during the three months ended January 31, 2022 compared to the prior year period primarily due to the impact of inflationary market pricing on sales.
Depreciation and Amortization Expense

	Three Months Ended January 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Depreciation	$13,816	$11,371	$2,445	21.5%
Amortization	15,934	14,191	1,743	12.3%
Depreciation and amortization	$29,750	$25,562	$4,188	16.4%
Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. The increase in depreciation expense during the three months ended January 31, 2022 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in the acquisitions of Westside and Ames. The increase in amortization expense during the three months ended January 31, 2022 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in the acquisitions of Westside, Ames and D.L. Building Materials, partially offset by time-based progression of our use of the accelerated method of amortization for acquired customer relationships.
Interest Expense

	Three Months Ended January 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Interest expense	$(15,429)	$(13,454)	$1,975	14.7%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The increase in interest expense during the three months ended January 31, 2022 compared to the prior year period was primarily due to an increase in average debt outstanding during the comparable periods.

Income Taxes

	Three Months Ended January 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$21,211	$5,709	$15,502	271.5%
Effective tax rate	25.7%	26.1%
The change in the effective income tax rate during the three months ended January 31, 2022 compared to the prior year period was primarily due to the impact of foreign taxes and stock-based compensation.
Nine Months Ended January 31, 2022 and 2021
Net Sales

	Nine Months Ended January 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Wallboard	$1,219,789	$969,722	$250,067	25.8%
Ceilings	418,831	330,480	88,351	26.7%
Steel framing	751,040	325,782	425,258	130.5%
Complementary products	956,562	740,636	215,926	29.2%
Total net sales	$3,346,222	$2,366,620	$979,602	41.4%
The increase in net sales during the nine months ended January 31, 2022 compared to the prior year period was primarily due to inflationary pricing, healthy residential end markets, growth in complementary products sales and the negative impacts of COVID-19 in the prior year period. Also contributing to the increase were acquisitions over the past year. The increase consisted of the following:
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
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the nine months ended January 31, 2022 and 2021.

	Nine Months Ended January 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Net sales	$3,346,222	$2,366,620
Recently acquired net sales (1)	(198,527)	—
Impact of foreign currency (2)	(29,836)	—
Base business net sales (3)	$3,117,859	$2,366,620	$751,239	31.7%
___________________________________

(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the nine months ended January 31, 2022, net sales includes sales from the following acquisitions: D.L. Building Materials acquired on February 1, 2021, Westside acquired on July 1, 2021, Ames acquired on December 1, 2021 and Kimco acquired on December 1, 2021. Our acquisitions of Architectural Coatings and DK&B have been treated as new greenfield branches and are included in base business net sales.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The increase in organic net sales was primarily driven by inflationary pricing, healthy residential end markets, growth in complementary products sales and the negative impacts of COVID-19 in the prior year period.
Gross Profit and Gross Margin

	Nine Months Ended January 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Gross profit	$1,075,475	$768,853	$306,622	39.9%
Gross margin	32.1%	32.5%
The increase in gross profit during the nine months ended January 31, 2022 compared to the prior year period was primarily due to the successful pass through of product inflation, strength in residential market demand, incremental gross profit from acquisitions and the negative impacts of COVID-19 in the prior year period. The decrease in gross margin on net sales for the nine months ended January 31, 2022 compared to the prior year period was primarily due to challenging price-cost dynamics for certain product categories. Included in cost of sales for the nine months ended January 31, 2022 was $3.6 million in non-cash charges to increase acquired inventory to its estimated fair value. These adjustments had a negative effect on both gross profit and gross margin as the related inventory was sold.
Selling, General and Administrative Expenses

	Nine Months Ended January 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$685,652	$556,308	$129,344	23.3%
% of net sales	20.5%	23.5%
Selling, general and administrative expenses increased during the nine months ended January 31, 2022 compared to the prior year period primarily due to increases in payroll and payroll related costs, fuel costs, travel costs and facilities costs, which were driven by increased sales volume, inflationary pressures and incremental selling, general and administrative expenses from acquisitions. Also contributing to the increase was an increase in transaction costs due to an increase in acquisition activity. Selling, general and administrative expenses as a percent of our net sales decreased during the nine months ended January 31, 2022 compared to the prior year period primarily due to the impact of inflationary market pricing on sales.
Depreciation and Amortization Expense

	Nine Months Ended January 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Depreciation	$40,444	$36,908	$3,536	9.6%
Amortization	46,423	42,996	3,427	8.0%
Depreciation and amortization	$86,867	$79,904	$6,963	8.7%
The increase in depreciation expense during the nine months ended January 31, 2022 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in the acquisitions of Westside and Ames, partially offset by assets becoming fully depreciated during the period. The increase in amortization expense during the nine months ended January 31, 2022 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in the acquisition of Westside, Ames and D.L. Building Materials, partially offset by time-based progression of our use of the accelerated method of amortization for acquired customer relationships.
Interest Expense

	Nine Months Ended January 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Interest expense	$(43,830)	$(41,060)	$2,770	6.7%
The increase in interest expense during the nine months ended January 31, 2022 compared to the prior year period was primarily due to an increase in average debt outstanding during the comparable periods.
Income Taxes

	Nine Months Ended January 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$64,951	$23,590	$41,361	175.3%
Effective tax rate	24.8%	24.7%
The change in the effective income tax rate during the nine months ended January 31, 2022 compared to the prior year period was primarily due the impact of state taxes, foreign taxes and stock-based compensation.

Liquidity and Capital Resources
Summary
We depend on cash flow from operations, cash on hand and funds available under our asset based revolving credit facility (the “ABL Facility”) to finance working capital needs, capital expenditures and acquisitions. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our growth strategies, ongoing operations, capital expenditures, lease obligations and working capital for at least the next twelve months and in the long term. During fiscal 2020 and 2021, we took several measures to preserve liquidity in response to COVID-19. We believe we would be able to take similar measures in the future should there be an economic downturn or disruption to our business as a result of the continuing COVID-19 pandemic or other factors.
On November 30, 2021, we amended our ABL Facility to, among other things, increase the commitments thereunder by $100.0 million from $445.0 million to $545.0 million and change the LIBOR interest rate provisions to SOFR interest rate provisions. As of January 31, 2022, we had available borrowing capacity of approximately $159.6 million under our ABL Facility. The ABL Facility is scheduled to mature on September 30, 2024.
As of January 31, 2022, we had available borrowing capacity of approximately $23.6 million under our Canadian revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $23.6 million ($30.0 million Canadian dollars). The Canadian Facility matures on January 12, 2026.
For more information regarding our ABL Facility and other indebtedness, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
We have a common stock repurchase program authorized by our Board of Directors to repurchase up to $75.0 million of our outstanding common stock. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion. The timing and amount of any purchases of our common stock will be subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. We repurchased approximately 367,000 shares of our common stock for $17.9 million during the nine months ended January 31, 2022. As of January 31, 2022, we had $36.5 million of remaining purchase authorization.
We regularly evaluate opportunities to optimize our capital structure, including through consideration of the issuance or incurrence of additional debt to refinance existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives, acquisitions and our stock repurchase program.
Cash Flows
A summary of our operating, investing and financing activities is shown in the following table:

	Nine Months Ended January 31,
	2022	2021
	(in thousands)
Cash (used in) provided by operating activities	$(19,887)	$68,496
Cash used in investing activities	(377,413)	(16,675)
Cash provided by (used in) financing activities	317,853	(114,652)
Effect of exchange rates on cash and cash equivalents	(590)	2,495
Decrease in cash and cash equivalents	$(80,037)	$(60,336)
Operating Activities
The change in cash (used in) provided by operating activities during the nine months ended January 31, 2022 compared to the prior year period was primarily due to an increase in inventory related to ensuring product availability and managing price inflation amid an environment of tight and less reliable supply, as well as an increase in accounts receivable due to higher sales activity. In addition, in the prior year period we were still conserving cash in response to COVID-19.
Investing Activities
The increase in cash used in investing activities during the nine months ended January 31, 2022 compared to the prior year period was primarily due to a $345.3 million increase in cash used for acquisitions and a $15.3 million increase in capital expenditures.
Capital expenditures during the nine months ended January 31, 2022 primarily consisted of building and leasehold improvements, vehicles and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.
Financing Activities
The change in cash provided by (used in) financing activities during the nine months ended January 31, 2022 compared to the prior year period was primarily due to net borrowings of $359.2 million under our revolving credit facilities during the nine months ended January 31, 2022, compared to net repayments of $87.4 million during the prior year period. During the nine months ended January 31, 2022, we used our revolving credit facilities to help fund the Westside and Ames acquisitions and for general working capital needs. During the prior year period, we repaid the proceeds we proactively borrowed in March 2020 due to COVID-19. Also contributing to the change was a $15.9 million increase in repurchases of common stock during the nine months ended January 31, 2022 compared to the prior year period. Repurchases were temporarily suspended in the prior year period to preserve liquidity in response to COVID-19.
Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. The Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes as of January 31, 2022.
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of January 31, 2022.
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

The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Net income	$61,383	$16,126	$196,946	$71,814
Interest expense	15,429	13,454	43,830	41,060
Interest income	(40)	(6)	(67)	(57)
Provision for income taxes	21,211	5,709	64,951	23,590
Depreciation expense	13,816	11,371	40,444	36,908
Amortization expense	15,934	14,191	46,423	42,996
Stock appreciation rights(a)	1,251	1,446	3,126	2,552
Redeemable noncontrolling interests(b)	182	624	1,085	1,062
Equity-based compensation(c)	3,077	1,877	8,250	6,734
Severance and other permitted costs(d)	273	(83)	669	2,626
Transaction costs (acquisitions and other)(e)	921	664	3,889	789
Gain on disposal of assets(f)	(252)	(1,404)	(474)	(529)
Effects of fair value adjustments to inventory(g)	1,870	—	3,601	—
Gain on legal settlement	—	(1,382)	—	(1,382)
Adjusted EBITDA	$135,055	$62,587	$412,673	$228,163

Net sales	$1,153,595	$751,191	$3,346,222	$2,366,620
Adjusted EBITDA Margin	11.7%	8.3%	12.3%	9.6%
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
(f)Includes gains from the sale of assets.
(g)Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of January 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that on July 1, 2021 the Company acquired Westside Building Material ("Westside") and on December 1, 2021 the Company acquired AMES Taping Tools Holding LLC (“AMES”). As a result, the Company is currently integrating Westside’s and AMES' operations into its overall system of internal control over financial reporting. Under the guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of acquisition. Accordingly, we expect to exclude Westside and AMES from the assessment of internal control over financial reporting for fiscal 2022.

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
The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims in the event that the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. In particular, certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of January 31, 2022, approximately 1,030 asbestos-related personal injury lawsuits have been filed and we vigorously defend against them. Of these, 987 have been dismissed without any payment by us, 33 are pending and only 10 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The number of shares repurchased and the average price paid per share for each month in the three months ended January 31, 2022 are as follows:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program (1)	Approximate Dollar Value that May Yet be Purchased Under the Program
				(in thousands)
November 1 through November 30	11,647	$50.49	11,647	$40,608
December 1 through December 31	23,764	56.46	23,764	39,267
January 1 through January 31	51,651	54.30	51,651	36,462
Total	87,062		87,062
___________________________________
(1)Our Board of Directors has authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. We may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenant restrictions and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion.

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

GMS INC.

Date: March 3, 2022	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)