Form 10-K
period 2022-04-30
GMS Inc.
filed 2022-06-23
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on October 31, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was $2,123.1 million (based on the closing sale price of the Registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 42,646,902 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 31, 2022.
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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1, “Business,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•the ongoing effects of the COVID-19 pandemic and other widespread public health crises on our business, industry and results of operations;
•general business, financial market and economic conditions, including inflation, rising interest rates, supply chain disruptions, labor shortages and capital market volatility;
•our dependency upon the commercial and residential construction and residential repair and remodeling, or R&R, markets;
•competition in our highly fragmented industry and the markets in which we operate;
•consolidation in our industry;
•the fluctuations in prices and mix of the products we distribute, and our ability to pass on price increases to our customers and effectively manage inventories and margins in both inflationary and deflationary pricing environments;
•our ability to successfully implement our growth strategy, including through making and integrating acquisitions, opening new branches and expanding our product offerings;
•our ability to expand into new geographic markets;
•product shortages, other disruptions in our supply chain or distribution network and potential loss of relationships with key suppliers, including increased shipping costs and delays and heightened risks relating to sourcing products from international suppliers;
•our ability to manage operating costs and achieve cost reduction and productivity initiatives;
•the potential loss of any significant customers and the reduction of the quantity of products our customers purchase;
•our ability to renew leases for our facilities on favorable terms or identify new facilities;

•our ability to effectively manage our inventory as our sales volume or the prices of the products we distribute fluctuate;
•significant fluctuations in fuel costs or shortages in the supply of fuel;
•natural or man-made disruptions to our facilities;
•the risk of our Canadian operations, including currency rate fluctuations;
•our ability to continue to anticipate and address evolving consumer demands;
•exposure to product liability and various other claims and litigation, and the adequacy and costs of insurance related thereto;
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
•our ability to attract and retain key employees while controlling costs, including the impact of labor and trucking shortages;
•cybersecurity breach, including misappropriation of our customers’, employees’ or suppliers’ confidential information, and the potential costs related thereto;
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

PART I
Item 1. Business
Company Overview and History
GMS Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” “GMS” or the “Company”), through its wholly owned operating subsidiaries, operates a network of nearly 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. We also operate nearly 100 tool sales, rental and service centers. Through these operations, we provide a comprehensive selection of building products and solutions for our residential and commercial contractor customer base across the United States and Canada. Our unique operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling us to generate significant economies of scale while maintaining high levels of customer service.
Since our founding in 1971, we have grown our business from a single location to nearly 300 branches across 44 U.S. states and six Canadian provinces through a combination of strategic acquisitions, opening new branches (“greenfields”) and organic growth. Underpinning that growth is our entrepreneurial culture, which both enables us to drive organic growth by delivering outstanding customer service and makes us an attractive acquirer for smaller distributors.
During fiscal 2022, this growth included the acquisition of Westside Building Material (“Westside”), one of the largest independent distributors of interior building products in the U.S. with nine locations across California and one in Nevada, and the acquisition of Ames Taping Tools Holding LLC (“Ames”), the leading provider of automatic taping and finishing (“ATF”) tools and related products to the professional drywall finishing industry and the acquisition of three smaller specialty products distributors. We also opened 13 greenfield locations.
Business Strategy
The key elements of our business strategy are as follows:
•Expand Core Products. Our business strategy includes an emphasis on expanding our market share in our core products (wallboard, ceilings and steel framing) both organically and through acquisitions.
•Grow Complementary Products. We are focused on growing our complementary product lines (insulation, lumber, ready-mix joint compound, tools, fasteners and various other construction products) to better serve our customers, diversify and expand our product offerings while driving higher sales and margins.
•Platform Expansion. Our growth strategy includes the pursuit of both greenfield openings and strategic acquisitions to further broaden our geographic markets, enhance our service levels and expand our product offerings.
◦Greenfield openings. Our strategy for opening new branches is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships.
◦Acquisitions. We also have a proven history of consummating complementary acquisitions in new and contiguous markets and intend to continue to pursue acquisitions. Due to the large, highly fragmented nature of our markets and our reputation throughout the industry, we believe we will continue to have access to a robust acquisition pipeline to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that we believe will fit our culture and business model and we have built an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can continue to achieve substantial synergies and drive earnings accretion from our acquisition strategy.
•Drive Improved Productivity and Profitability. Our business strategy entails a focus on enhanced productivity and profitability across the organization, seeking to leverage our scale and employ both technology and other best practices to deliver further margin expansion and earnings growth. We expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service.

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
Wallboard
Wallboard is one of the most widely used building products for interior and exterior walls and ceilings in residential and commercial structures due to its low cost, ease of installation and superior performance in providing comfort, fire resistance, thermal insulation, sound insulation, mold and moisture resistance, impact resistance, aesthetics and design elements. Wallboard is sold in panels of various dimensions, suited to various applications. In commercial and institutional construction projects, architectural specifications and building codes provide requirements related to the thickness of the panels and, in some cases, other characteristics, including fire resistance. In addition, there are wallboard products that provide some additional value in use. These include lighter weight panels, panels with additional sound insulation, and panels coated to provide mold and moisture resistance. In addition to the interior wallboard products described above, exterior sheathing is a water-resistant wallboard product designed for attachment to exterior sidewall framing as an underlayment for various exterior siding materials.
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
Our ceilings product line is primarily sold into commercial and institutional applications. Because interior contractors frequently purchase ceilings and wallboard from the same distributor, the breadth of our offerings serves to increase sales of all of our product lines, which are often delivered together to the same worksite as part of a commercial package. In the ceilings market, brand is highly valued and often specified by the architect of a commercial building. Because of our strong market position, we have exclusive access to the leading ceilings brands in many of our local markets. In addition, because ceiling tile systems differ in size, shape and aesthetic appeal between manufacturers, they can be replaced with the same brand for R&R projects. As a result, the leading brands’ installed base of product generates built-in demand for replacement product over time, and we can benefit from these recurring sales.
Steel Framing
Our steel framing product line consists of steel track, studs and the various other steel products used to frame the interior walls of a commercial or institutional building. Typically, the contractor who installs the steel framing also installs the wallboard, and the two products, along with ceilings, insulation and complementary products are sold together as part of a commercial package. Most of our steel framing products are sold for use in commercial buildings.
Complementary Products
We offer our customers complementary products, including insulation, lumber and other wood products and ready-mix joint compound, as well as ancillary products they need to complete a construction project, including tools, fasteners and safety products. We partner with leading vendors for many of these products and merchandise them in showrooms that are adjacent to many of our warehouses or free-standing, in the case of our Ames tool sales, rental and service centers. In addition, certain products are provided on a regional basis to address local preferences. We believe our customers value our product breadth and geographic reach, as well as our on-site expertise and consultative services. While pricing is important to our customers, availability, convenience and expertise are also important factors in their purchase decisions. These complementary products allow us to provide a full suite of products across our entire business, enhancing our margins and creating value for our customers. In recent years, through specific initiatives and strategic acquisitions, we have expanded our complementary product lines to further solidify our position as a one-stop-shop for the interior contractor and gain a greater share of their overall purchases. During fiscal 2022, we acquired the leading provider of ATF tools and related products to the professional drywall finishing industry. ATF tools enable interior finishing contractors to finish drywall joints faster than less productive hand finishing methods.
Distribution
We distribute our core products and most complimentary products through our distribution centers. We distribute ATF tools and related tools and products through our tool sales, rental and service centers and an independent network of wholesale dealers. We also distribute our products through e-commerce platforms.
We serve as a critical link between our suppliers and our fragmented customer base. Our sales, dispatch and delivery teams coordinate an often complicated, customized delivery plan to ensure that our delivery schedule matches the customer’s job site schedule, that deliveries are made with regard to the specific challenges of a customer’s job site, that no damage occurs to the customer’s property and, most importantly, that proper safety procedures are followed at all times. Often this requires us to send an employee to a job site before the delivery to document the specific requirements and safety considerations of a particular location. Given the logistical intensity of this process and the premium contractors place on distributors delivering the right product, at the right time, in the right place, we can differentiate ourselves based on service. In addition to executing a logistics-intensive service, we facilitate purchasing relationships between suppliers and our customer base by transferring technical product knowledge, educating contractors on proper installation techniques for new products, ensuring local product availability and extending trade credit.
Additionally, based on certain unique product attributes and delivery requirements, for some of our products, the distribution of these items requires a higher degree of logistics and service expertise than most other building products. For example, wallboard has a high weight-to-value ratio, is easily damaged, cannot be left outside and often must be delivered to a job site before or after normal business hours. As a value-added service, we often deliver our products directly to the specific room where it is installed. For example, we can place the amount and type of wallboard necessary for a fifth story room of a new building through the fifth story window using a specialized truck with an articulating boom loader. To do this effectively, we need to load the truck at the branch so that the amount and type of wallboard for each room of the building can be off-loaded by the articulating boom loader in the right sequence. In this way, the service we provide delivers significant value to our customers.
Our Industry
As the construction market in North America evolved during the second half of the 20th century, contractors began to specialize in specific trades within the construction process, and specialty distributors emerged to supply them. We, along with other specialty distributors, tailored our product offerings and service capabilities to meet the unique needs of these trades. Today, specialty distributors comprise the preferred distribution channel for wallboard, ceilings and steel framing in both the commercial and residential construction markets. In addition to focusing on their core products, specialty distributors also offer additional and ancillary products, which are complementary to their main products in an effort to provide their customers with a full suite of relevant products and to drive additional sales and margin opportunities. These products include insulation, lumber and other wood products, ready-mix joint compound, tools, fasteners, safety products and various other construction products.
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
We believe commercial R&R spending has historically been more stable than new commercial construction activity. Commercial R&R spending is typically driven by several factors, including commercial real estate prices and rental rates, office vacancy rates, government spending and interest rates. Commercial R&R spending is also driven by commercial lease expirations and renewals, as well as tenant turnover. Such events often result in repair, reconfiguration and/or upgrading of existing commercial space. Commercial R&R activity has been negatively impacted by COVID-19 and there is uncertainty regarding timing and method of recovery.
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
Customers
We have a diversified portfolio of customers across the United States and Canada that includes professional contractors and homebuilders. Our customers vary in size, ranging from small contractors to large contractors and builders that operate on a national scale. We maintain local relationships with our contractors through our network of branches and our extensive salesforce. We also serve our large homebuilder customers through our local branches, but often coordinate the relationships on a national basis through our corporate facility. Our ability to serve multi-regional homebuilders across their footprints provides value to them and differentiates us from most of our competitors. During fiscal 2022 and 2021, our single largest customer accounted for 2.5% and 2.3% of our net sales and our top ten customers accounted for 8.1% and 9.0% of our net sales, respectively.
Suppliers
We source the products we distribute from various suppliers. We also purchase components used in assembling ATF tools. Our leading market position, North American footprint and superior service capabilities have allowed us to develop strong relationships with our suppliers. We maintain strong, long-term relationships with the major North American wallboard, ceilings, steel and insulation manufacturers, as well as vendors of other complementary building products, where the supply base is widely fragmented. Because we account for a meaningful portion of their volumes and provide them with an extensive salesforce to market their products, we are viewed by our suppliers as a key channel partner and have exclusive relationships with these suppliers in certain markets. We believe this position often provides us with advantaged procurement.
Sales and Marketing
Our sales and marketing strategy is to provide a comprehensive suite of high-quality products and superior services to contractors and builders reliably, safely, accurately and on-time. We have an experienced sales force who manage our customer relationships and grow our customer base. We have strategies to increase our customer base at both the corporate and local branch levels, which focus on building and growing strong relationships with our customers, whether they serve a small local market, or a national footprint. We believe that the experience and expertise of our salesforce differentiates us from our competition particularly in the commercial market, which requires a highly technical and specialized product knowledge and a sophisticated delivery plan. We also employ various marketing strategies to reach our customers in the most efficient and effective manner. We market our products through our websites, social media, targeted advertisements and a range of industry trade shows.

Competition
We compete against other specialty distributors as well as big box retailers and lumberyards. Among specialty distributors, we compete against a few large distributors and many small, local, privately-owned distributors. Our largest competitors are Foundation Building Materials and L&W Supply Co. Inc (a subsidiary of ABC Supply Company). However, we believe smaller, regional or local competitors still comprise a significant proportion of the industry along with big-box retailers. The principal competitive factors in our business are pricing of products; availability of materials and supplies; technical product knowledge and expertise; advisory or other service capabilities; our delivery capabilities; and availability of credit. Brand recognition with respect to our complementary products, including ATF tools, is also important.
Seasonality
In a typical year, our operating results are impacted by seasonality. Historically, sales of our products have been slightly higher in the first and second quarters of each fiscal year due to favorable weather and longer daylight conditions during these periods. Seasonal variations in operating results may be impacted by inclement weather conditions, such as cold or wet weather, which can delay construction projects. We anticipate that we will continue to experience these seasonal fluctuations in the future.
Intellectual Property
We own numerous intellectual property rights that we use in our business, including trademarks, tradenames, domains and patents. We maintain registered trademarks for the trade names under which certain of our local branches operate, Ames® stores and TapeTech® products. We also hold patents that relate to the design of our ATF tools. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain these trademark registrations as long as they remain valuable to our business. While we do not believe our business is dependent on any one of our trademarks, we believe the retention helps maintain customer loyalty. We vigorously protect all our intellectual property rights.
Human Capital
Employees
As of April 30, 2022, we had 5,475 active team members. We do not have a significant number of employees affiliated with labor unions. We believe that we have good relations with our employees. Additionally, we believe that the training provided through our employee development programs and our entrepreneurial, performance-based culture provides significant benefits to our employees.
Health, Safety and Wellness
Providing a safe work environment for our employees, vendors, and customers is a primary mission for our company. Our goal is to incur zero accidents and to ensure that everyone goes home safely at the end of every day. To achieve this goal, we abide by all safety requirements and regulations and endeavor to eliminate unsafe conditions and minimize related risks by identifying and supporting safe work practices, promoting safety awareness, furnishing protective equipment, and providing employee training and education. An example of our safety philosophy at work is the implementation of a comprehensive and uniform vehicle fall protection safety policy across our organization that mitigates the risk of falls from vehicles, a potentially serious safety hazard in our business.
We continue to take actions to protect the health and well-being of our employees during the ongoing COVID-19 pandemic. These actions include providing personal protective equipment, expanding healthcare benefits and re-configuring working spaces and arrangements.
Safety is a constant focus of our management team with regular reporting to, and oversight by, our Board of Directors. We work together to protect employees, contractors, and customers by promoting a culture of shared responsibility with collaborative program development, best practices, and the open exchange of suggestions, ideas and concerns.

Inclusion and Diversity
Every person is important to us and as such, we have a responsibility to foster a workplace that values contributions and perspectives from a variety of backgrounds, skills and experiences regardless of race, color, age, sex, national origin, religion, marital status, sexual orientation, gender identity, gender expression, disability, or veteran status. Our differences make us a stronger team and the diversity in our thoughts and ideas makes us better able to serve our customers and other stakeholders. Both our Board of Directors and Leadership Team are committed to fulfilling this responsibility and recognize our work here is never done.
We have a company-wide inclusion and diversity program designed to support an inclusive and diverse work environment. We are committed to our comprehensive inclusion and diversity strategy to do our part to drive change. Recognizing this is an ongoing journey, we have committed human and financial resources to execute this strategy and further the work we need to do to within our Company and our communities, with regular counsel from and oversight by our Board of Directors.
Compensation and Benefits
We are committed to providing our employees with a competitive compensation package that rewards performance and achievement of desired business results. Our total compensation package includes, depending on the position, cash compensation (wages or base salary and incentive or bonus payments), company contributions toward additional benefits (such as health and disability plans), retirement plans with a company match and paid time off. We also offer the opportunity to become a stockholder through equity grants for management and our employee stock purchase plan. We analyze our compensation and benefits programs annually to ensure we remain competitive and make changes, as necessary.
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
Risks Relating to our Industry and Economic Conditions
The ongoing effect of the COVID-19 pandemic and other widespread public health crises may adversely affect our business and results of operations.
The COVID-19 pandemic ("COVID-19") and its contributory effects have impacted, and may continue to impact, our business and results of operations. Our business depends in large part on both new construction and repair and remodeling ("R&R") activity in both the commercial and residential markets, all of which are generally dependent on the overall health of the economy. There has been strong underlying demand for residential products since the disruption caused by the initial onset of COVID-19. However, commercial markets, which have been particularly affected by the pandemic, have been slow to rebound. Driven in part by residential demand, COVID-19 has caused significant disruptions and delays in the manufacture and distribution of building products throughout the industry supply chain, primarily related to products needed during construction phases outside of those serviced by us, resulting in shortages, shipping delays and increased cycle times. There has also been disruptions in the ability to get equipment, repair parts and service vehicles. The pandemic has also led to significant spikes in the prices of many building products. While we have largely been able to pass along these price increases to our customers, there is no guarantee that we will be able to continue to do so, which could adversely impact our margins. Furthermore, COVID-19 has resulted in increased labor costs and a general labor shortage. The extent and duration of the continued effects of COVID-19 on our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted. These developments include the scope, duration and severity of the pandemic (including the possibility of further surges or variants of COVID-19 or the emergence of other health epidemics or pandemics), the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. Any of these developments could materially and adversely affect our business, financial condition and results of operations.
Furthermore, the other risk factors included herein could be heightened because of the impact of COVID-19 or any other public health crisis. We continue to actively monitor COVID-19 and may take actions that alter our business operations if required by federal, state, provincial or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders.
Our business is affected by general business, financial market and economic conditions, which could adversely affect our results of operations.
Our business and results of operations are dependent on the commercial and residential construction and R&R markets, which are significantly affected by general business, financial market and economic conditions in the United States and Canada. General business, financial markets and economic conditions that impact the level of activity in the commercial and residential construction and R&R markets include, among others, interest rate fluctuations, inflation, unemployment levels, tax rates and policy, capital spending, bankruptcies, volatility in both the debt and equity capital markets, liquidity of the global financial markets, credit and mortgage markets, consumer confidence and spending, global economic growth, local, state, provincial and federal government regulation, housing supply and affordability, the strength of regional and local economies in which we operate and the impact of public health emergencies, including COVID-19. Furthermore, commercial and residential construction and R&R markets generally face significant contraction in an economic downturn or recession. In the event of an economic downturn or recession in any region in which we operate, our business, financial condition, results of operations and cash flows would likely be materially and adversely affected.

Our sales are in part dependent upon the commercial new construction market and the commercial R&R market.
COVID-19 significantly impacted the commercial new construction market and the commercial R&R market with activity in such markets recovering slower than residential markets, in particular, the hospitality and office space sectors. We cannot predict the duration of the current market conditions, changes in the demand for commercial space, or the timing or strength of any future recovery or downturn of commercial construction activity in our markets. Further or increased weakness in the commercial construction market and the commercial R&R market, would likely have an adverse effect on our business, financial condition and operating results. Furthermore, uncertainty about current and future economic conditions will continue to pose a risk to our business that serves the commercial new construction and R&R markets as participants in this industry may postpone spending in response to continued uncertainty around COVID-19 or otherwise, including demand for commercial office space, tighter credit, negative financial news, a recession and/or declines in income, which could have a continued material negative effect on the demand for our products and services.
Our sales are also in part dependent upon the residential new construction market and home R&R activity.
The distribution of our products, particularly wallboard, to contractors serving the residential market represents a significant portion of our business. Though its cyclicality has historically been somewhat moderated by R&R activity, wallboard demand is highly correlated with housing starts. Housing starts and R&R activity, in turn, are dependent upon a number of factors, including housing demand, housing inventory levels, housing affordability, mortgage rates, building mix between single- and multi-family homes, foreclosure rates, geographical shifts in the population and other changes in demographics, the availability of land, local zoning and permitting processes, the availability of construction financing, and the health of the economy and mortgage markets, including related government regulations. Unfavorable changes in any of these factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business.
We also rely, in part, on home R&R activity. Although the market for residential R&R has improved in recent years, there is no guarantee that it will continue to improve. Higher interest rates, inflation, higher gas prices, consumer confidence, stock market volatility and performance, unemployment, and lower home prices may restrict consumer spending, particularly on discretionary items such as home improvement projects, and affect consumer confidence levels leading to reduced spending in the R&R end markets. Furthermore, consumer preferences and purchasing practices and the strategies of our customers may adjust in a manner that could result in changes to the nature and prices of products demanded by the end consumer and our customers and could adversely affect our business, financial condition, results of operations and cash flows.
Our industry and the markets in which we operate are highly fragmented and competitive, and increased competitive pressure may adversely affect our results of operations.
We primarily compete in the distribution markets of wallboard, ceilings and complementary interior construction products with smaller distributors, but we also face competition from several national and multi-regional distributors of building materials, some of which are larger and may have greater financial resources than us.
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
The consolidation of homebuilders may result in increased competition for their business. Certain product manufacturers that sell and distribute their products directly to homebuilders may increase the volume of such direct sales. Our suppliers may also elect to enter into exclusive supplier arrangements with other distributors. As a result, we may not be able to compete successfully with our competitors and our financial condition, results of operations and cash flows may be adversely affected.

Consolidation in our industry may negatively impact our business.
Our industry has experienced consolidation in recent years and may continue to experience consolidation, which could cause markets to become increasingly competitive as greater economies of scale are achieved by distributors that are able to efficiently expand their operations. There can be no assurance that we will be able to effectively take advantage of this trend toward consolidation which may make it more difficult for us to maintain operating margins and could also increase the competition for acquisition targets in our industry, resulting in higher acquisition costs and prices.
Risks Relating to our Business
We are subject to significant fluctuations in prices and mix of the products we distribute, including as a result of inflationary and deflationary pressures, and we may not be able to pass on price increases to our customers and effectively manage inventories and margins.
Prices for our products are driven by many factors, including general economic conditions, labor and freight costs, competition, demand for our products, international conflicts, government regulation and trade policies. Certain products we distribute have recently seen extreme price volatility, caused in large part by the contributory effects of COVID-19 and the international conflicts. We may be subject to large and significant price increases, especially in periods of high inflation. Conversely, we may experience lower sales in a deflationary environment. We may not always be able to reflect increases in our costs in our own pricing, especially in times of extreme price volatility. Any inability to pass cost increases on to customers may adversely affect our business, financial condition and results of operations. In addition, if market prices for the products that we sell decline, we may realize lower margins from selling such products and lower revenues from sales of existing inventory of such products.
Large contractors and homebuilders in both the commercial and residential industries have historically been able to exert significant pressure on their outside suppliers and distributors to keep prices low in the highly fragmented building products supply and services industry. Continued consolidation in the commercial and residential industries and changes in builders’ purchasing policies and payment practices could result in even further pricing pressure. Furthermore, if new construction and R&R activity significantly declines, we could face increased pricing pressure from our competitors as we compete for a reduced number of projects. Overall, these pricing pressures may adversely affect our operating results and cash flows. In addition, we may experience changes in our customer mix or in our product mix. If customers require more lower-margin products from us and fewer higher-margin products, our business, financial condition, results of operations and cash flows may suffer.
We may be unsuccessful in making and integrating acquisitions and opening new branches.
The success of our long-term business strategy depends in part on increasing our sales and growing our market share through strategic acquisitions and opening new branches. If we fail to identify and acquire suitable acquisition targets on appropriate terms or fail to identify and open new branches that expand our market, our growth strategy may be materially and adversely affected. Further, if our operating results decline, we may be unable to obtain the capital required to effect new acquisitions or open new branches.
In addition, we may not be able to integrate the operations of future acquired businesses in an efficient and cost-effective manner or without significant disruption to our existing operations. Even if we successfully integrate the businesses, there can be no assurance that we will realize the anticipated benefits of an acquisition. Moreover, acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, difficulties implementing disclosure controls and procedures and internal control over financial reporting for the acquired businesses, and the diversion of management attention and resources from existing operations. We may also be required to incur additional debt or issue equity in order to consummate acquisitions in the future, which may increase our indebtedness or result in dilution to our shareholders. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, results of operations and cash flows.

We may not be able to expand into new geographic markets or expand our complementary products, which may impact our ability to grow our business.
We intend to continue to pursue our business strategy to expand into new geographic markets and grow our complementary products for the foreseeable future. Our expansion into new geographic markets or the introduction of new product lines may present competitive, distribution and other challenges that differ from the challenges we currently face. In addition, we may be less familiar with the customers in these markets and may ultimately face different or additional risks, as well as increased or unexpected costs, compared to those we experience in our existing markets. Expansion into new geographic markets or product lines may also expose us to direct competition with companies with whom we have limited or no experience as competitors. To the extent we rely upon expanding into new geographic markets and growing our complementary products and do not meet, or are unprepared for, any new challenges posed by such expansion or growth, our future sales growth could be negatively impacted, our operating costs could increase, and our business and results of operations could be negatively affected.
Product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.
The products we distribute are manufactured by several major suppliers. Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Historically the wallboard and steel products we distribute have been available from various sources and in sufficient quantities to meet our customer demand. However, given the current high demand in residential construction, certain wallboard and steel products are on long lead times from suppliers and as a result, our ability to obtain adequate supply of such wallboard and steel products has been, and may continue to be, adversely affected. Ceiling distribution arrangements are often exclusive to certain specified geographic areas. Any disruption or shortage in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenues, reduced margins and damage to our relationships with customers. Supply shortages may occur as a result of, among other things, unanticipated increases in demand, shortage of raw materials, including the availability of synthetic gypsum, work stoppages, manufacturing challenges, natural disasters and pandemics, including COVID-19, military conflicts, civil unrest, acts of terrorism, difficulties in production or delivery or failure to maintain satisfactory relationships with our key suppliers. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements, such as those whereby we are afforded exclusive distribution rights in certain geographic areas, could adversely impact our financial condition, results of operations and cash flows.
Our ability to maintain relationships with qualified suppliers who can satisfy our high standards for quality and our need to be supplied with products in a timely and efficient manner is a significant challenge. In addition, our suppliers may elect to distribute some or all of their products directly to end-customers. This could also adversely impact our ability to obtain favorable pricing from suppliers and optimize margins and revenue with respect to our customers.
Although in some instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. If market conditions change or if suppliers change their strategies for distributing products, suppliers may stop offering us favorable terms.
Increases in operating costs or failure to achieve operating efficiencies could adversely affect our results of operations and cash flows.
Our financial performance is affected by the level of our operating costs, which have recently been subject to increased inflationary pressures. To the extent such costs increase as a result of inflation or otherwise, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows. In addition, our business strategy entails a heightened focus on enhanced productivity and profitability across the organization. If we do not recognize the anticipated benefits of our operating efficiency and cost reduction opportunities in a timely manner or they present greater than anticipated costs, our results of operations and cash flows could be adversely affected.

The loss of any of our significant customers, a reduction in the quantity of products they purchase or inability to pay could affect our financial health.
Our ten largest customers generated approximately 8.1%, 9.0% and 8.8% of our net sales in the aggregate for fiscal 2022, 2021 and 2020, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers, or successfully assume the customer relationships of any businesses that we acquire, or that we will continue to supply these customers at historical levels. We extend credit to numerous customers who are generally susceptible to the same economic business risks that we are, including COVID-19. Unfavorable market conditions could result in financial failures of one or more of our significant customers. If our larger customers’ financial positions were to become impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our financial condition, results of operations and cash flows.
In addition, our customers may: (i) purchase some of the products that we currently sell and distribute directly from manufacturers; (ii) elect to establish their own building products manufacturing and distribution facilities; or (iii) favor doing business with manufacturing or distribution intermediaries in which they have an economic stake. Continued consolidation among professional homebuilders and commercial builders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our existing relationships with any of our customers could adversely affect our financial condition, operating results and cash flows. Furthermore, our customers typically are not required to purchase any minimum amount of products from us. Should our customers purchase the products we distribute in significantly lower quantities than they have in the past, or should the customers of any businesses that we acquire purchase products from us in significantly lower quantities than they had prior to our acquisition of the business, such decreased purchases could adversely affect our financial condition, results of operations and cash flows.
We occupy many of our facilities under long-term non-cancellable leases, and we may be unable to renew our leases at the end of their terms.
Many of our facilities are located on leased premises subject to non-cancellable leases. Typically, our leases have initial terms ranging from three to five years, with options to renew for specified periods of time. We believe that our future leases will likely also be long-term and non-cancellable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments, and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. Our inability to terminate a lease when we stop fully utilizing a facility or exit a geographic market can have a significant adverse impact on our financial condition, results of operations and cash flows. In addition, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business and operating results. Further, we may not be able to secure a replacement facility in a location that is as commercially viable, including access to rail service, as the lease we are unable to renew. Having to close a facility, even briefly to relocate, would reduce the sales that such facility would have contributed to our revenues. Additionally, a relocated facility may generate less revenue and profit, if any, than the facility it was established to replace.
We may be unable to effectively manage our inventory and working capital as our sales volume changes or the prices of the products we distribute fluctuate, which could have a material adverse effect on our business, financial condition and results of operations.
We purchase products, including wallboard, ceilings, steel framing and complementary products, from manufacturers which are then sold and distributed to customers. We must maintain, and have adequate working capital to purchase, sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchase accordingly. In periods characterized by significant changes in economic growth and activity in the commercial and residential building and home R&R industries, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Significant increases in the market prices of certain building products, such as wallboard, ceilings and steel framing, can put negative pressure on our operating cash flows by requiring us to invest more in inventory. In the future, if we are unable to effectively manage our inventory and working capital as we attempt to expand our business, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations.

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
We maintain facilities throughout the United States and Canada, as well as our corporate headquarters in Tucker, Georgia, which supports our facilities with various back-office functions. In the event any of our facilities are damaged or operations are disrupted from fire, earthquake, hurricanes, tornados and other weather-related events, an act of terrorism, civil or political unrest, pandemics, including COVID-19, or any other cause, a significant portion of our inventory could be damaged and our ability to distribute products to customers could be materially impaired. In addition, general weather patterns affect our operations throughout the year, with adverse weather historically reducing construction activity in our third and fourth quarters. Adverse weather events, natural disasters or similar events, including as a result of climate change, could generally reduce or delay construction activity and our operations, which could adversely impact our financial condition, results of operations and cash flows.
Moreover, we could incur significantly higher costs and experience longer lead times associated with distributing products to our customers during the time that it takes for us to reopen or replace a damaged facility. Disruptions to the transportation infrastructure systems in the United States and Canada, including those related to a terrorist attack, civil unrest, pandemics, including COVID-19, may also affect our ability to keep our operations and services functioning properly. If any of these events were to occur, our financial condition, results of operations and cash flows could be materially adversely affected.
Our Canadian operations could have a material adverse effect on us, including from currency rate fluctuations.
We operate in six provinces in Canada. We are subject to several risks specific to this country. We may also become subject to risks specific to other countries where we may operate our business. These risks include social, political and economic instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, currency exchange fluctuations, acts of war or terrorism and import/export requirements. Our financial statements are reported in United States dollars with international transactions being translated into United States dollars.
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
We may be unable to continue to anticipate and address evolving consumer demands.
Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products, we may not be successful in product development and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products more rapidly or effectively, which could adversely affect our sales. Furthermore, market demand may decline because of consumer preferences trending away from our categories or trending down within our brands or product categories, which could adversely impact our financial condition, results of operations and cash flows.

Risks Relating to Legal, Regulatory and Compliance
We are exposed to product liability, warranty, casualty, construction defect, contract, tort, personal injury, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties.
In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims if the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979, which have not materially impacted our financial condition or operating results. See “Item 3, Legal Proceedings.” Such cases are continuing to be filed, and plaintiffs are attempting to expand such causes of action to include additional products, cause of exposure, and time periods beyond 1979. If such attempted expansion by plaintiffs is successful, our financial condition, operating results and cash flows could be adversely affected.
We are also from time to time subject to casualty, contract, tort and other claims relating to our business, the products we have distributed in the past or may in the future distribute, and the services we have provided in the past or may in the future provide, either directly or through third parties. If any such claim were adversely determined, our financial condition, operating results and cash flows could be adversely affected if we were unable to seek indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with the products we sell or distribute. Since we do not have direct control over the quality of products that are manufactured or supplied to us by third parties, we are particularly vulnerable to risks relating to the quality of such products. In addition, many of our employees, and our delivery and warehouse employees in particular, are subject to hazards associated with providing services on construction sites, at our distribution centers and delivering our products. As a result, we have a heightened risk of potential claims arising from the conduct of our employees, builders and their subcontractors, and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of third-party installers. As they apply to our business, if we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business, results of operations and cash flows.
Insurance costs continue to rise and retention amounts have been increasing. Furthermore, increased claims could cause the costs of our insurance to increase even further. Although we believe we currently maintain suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities, and the cost of any product liability, warranty, casualty, construction defect, contract, tort, employment or other litigation or other proceeding, even if resolved in our favor, could be substantial. Additionally, we do not carry insurance for all categories of risk that our business may encounter. Any significant uninsured liability may require us to pay substantial amounts. There can be no assurance that any current or future claims will not adversely affect our financial position, results of operations or cash flows.
Federal, state, provincial, local and other regulations could impose substantial costs and restrictions on our operations that would reduce our net income.
We are subject to various federal, state, provincial, local and other laws and regulations, including, among other things, environmental, health and safety laws and regulations, transportation regulations promulgated by the U.S. Department of Transportation, or the DOT, work safety regulations promulgated by the Occupational Safety and Health Administration, or OSHA, employment regulations promulgated by the U.S. Equal Employment Opportunity Commission, regulations of the U.S. Department of Labor, consumer protection laws regarding privacy, and state and local zoning restrictions, building codes and contractors’ licensing regulations. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to litigation and substantial fines and penalties that could adversely affect our financial condition, results of operations and cash flows.

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
As of April 30, 2022, $504.6 million was outstanding under our senior secured first lien term loan facility (the “Term Loan Facility”), $350.0 million was outstanding under our senior unsecured notes (“Senior Notes”) and $211.1 million was outstanding under our ABL Facility. In addition, we may incur substantial additional debt in the future. Our current indebtedness and other debt instruments we may enter in the future, may have significant consequences to our business and, as a result, may impact our stockholders, including:
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
Furthermore, we expect that we will depend primarily on cash generated by our operations to pay our expenses and any amounts due under our existing indebtedness and any future indebtedness we may incur. As a result, our ability to repay our indebtedness depends on the future performance of our business, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and we may not achieve our currently anticipated growth in revenues and cash flows, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing indebtedness, sell assets or borrow additional funds, in each case on terms that may not be acceptable to us, if at all. In addition, the terms of existing or future debt agreements, including our existing ABL Facility, Term Loan Facility and Senior Notes, may restrict us from engaging in any of these alternatives. Our ability to recapitalize and incur additional debt in the future could also delay or prevent a change in control of our Company, make certain transactions more difficult to complete or impose additional financial or other covenants on us.
Despite our current level of indebtedness, we may still be able to incur substantially more debt.
We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to several qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under operating lease arrangements. In addition, the ABL Facility provides a commitment of up to $545.0 million, subject to a borrowing base. As of April 30, 2022, we had available borrowing capacity of $307.4 million under the ABL Facility and $23.3 million under our Canadian revolving credit facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.
An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.
Our Term Loan Facility and ABL Facility bear interest at variable rates. We have entered into interest rate swaps for a portion of our debt with the objective of minimizing the risks associated with our Term Loan Facility. However, these interest rate swaps terminate in February 2023. In addition, increases in interest rates with respect to any amount of our debt not covered by the interest rate swaps could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Such increases may occur from changes in regulatory standards or industry practices. Excluding the effect of the interest rate swaps and the interest rate floor on the Term Loan Facility, each 1% increase in interest rates on the Term Loan Facility would increase our annual interest expense by $5.0 million based on balances outstanding under the Term Loan Facility as of April 30, 2022. Assuming the ABL Facility was fully drawn up to the $545.0 million maximum commitment, each 1% increase in interest rates would result in a $5.5 million increase in annual interest expense on the ABL Facility.
We may have future capital needs that require us to incur additional debt and may be unable to obtain additional financing on acceptable terms, if at all.
We rely substantially on the liquidity provided by our existing ABL Facility and cash on hand to provide working capital and fund our operations. Our working capital and capital expenditure requirements may increase as our markets rebound and we execute our strategic growth plan. Economic and credit market conditions, increases in interest rates, the performance of the commercial and residential construction markets, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current housing market conditions and the macroeconomic factors that affect our industry could require us to seek additional capital and have a material adverse effect on our ability to secure such capital on favorable terms, if at all.
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

General Risk Factors
Failure to attract and retain key employees while controlling costs could have a significant adverse effect on our business.
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
COVID-19 has resulted in labor shortages, particularly among drivers and material handlers. As a result, we may face higher operating expenses and may lose revenue opportunities if labor shortages prevent us from having the capacity to meet customer demand. We could be required to increase our use of temporary or contract labor. Using temporary or contract labor typically requires higher cost, and may be less productive than full-time associates. In addition, a shortage of qualified drivers could require us to increase driver compensation, let trucks sit idle, utilize common carriers, utilize less experienced drivers, or face difficulty meeting customer demands, all of which could adversely affect our business and results of operations.
Cybersecurity breaches could harm our business.
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. We have incurred costs and may incur significant additional costs to implement the security measures that we believe are appropriate to protect our IT systems. Our security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural or man-made disasters, unauthorized access, cyber-attacks and other similar disruptions. Despite our security measures, our IT systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. To date, we have not experienced a material breach of our IT systems. Any attacks on our IT systems could result in our systems or data being breached or damaged by computer viruses or unauthorized physical or electronic access. Such a breach could result in not only business disruption, but also theft of our intellectual property or other competitive information or unauthorized access to controlled data and any personal information stored in our IT systems. To the extent that any data is lost or destroyed or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships. In addition, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, damage our reputation and cause a loss of confidence in our business, products and services, which could adversely affect our business, financial condition, results of operations and cash flows.
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
We source some of our products from outside of the United States or Canada. Suppliers that we utilize may rely upon non-domestic products, and therefore, any significant changes to the United States or Canadian trade policies (and those of other countries in response) may cause a material adverse effect on our ability to procure products from suppliers that source from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our results of operations.
The market price of our common stock may be highly volatile.
The trading price of our common stock has been and may continue to be subject to fluctuations in response to certain events and factors, such as quarterly variations in results of operations, changes in financial estimates, unstable economic conditions, changes in recommendations or reduced coverage by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, news reports relating to trends in the markets in which we operate, general economic conditions or other factors described in this “Risk Factors” section of this Annual Report on Form 10-K.
In addition, the stock market in general and the market prices for companies in our industry have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted stock incentive awards.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is in Tucker, Georgia. As of April 30, 2022, we operated our business through nearly 300 distribution centers across 44 states and the District of Columbia in the United States and six provinces in Canada. Our distribution centers typically consist of storage, warehouse and office space. We also operated our business through nearly 100 tool sales, rental and service centers throughout the United States and have a tool assembly facility in Suwanee, Georgia. As of April 30, 2022, we owned 83 of our facilities, some of which were used as collateral to secure the Term Loan Facility. Our distribution centers range in size from approximately 2,000 to 150,000 square feet and our tool sales, rental and service centers range in size from approximately 1,000 to 6,000 square feet. We believe that our properties are in good operating condition and adequately serve our current business operations.
The following table summarizes our real estate facilities as of April 30, 2022:

Property Type	Leased Facilities	Owned Facilities	Total
Corporate headquarters	1	—	1
Distribution centers	211	83	294
Tool sales, rental and service centers	96	—	96
Total	308	83	391

Item 3. Legal Proceedings
From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that we currently believe would, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.
The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims if the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of April 30, 2022, approximately 1,035 asbestos-related personal injury lawsuits have been filed against us and we have vigorously defended and continue to vigorously defend against them. Of these lawsuits, 988 have been dismissed without any payment by us, 37 are pending and only 10 have been settled, which settlements have not materially impacted our financial condition or operating results. See Item 1A, “Risk Factors—Risks Relating to Legal, Regulatory and Compliance—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties.”
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GMS.”
As of the close of business on May 31, 2022, there were 10 holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.
Dividend Policy
No dividends were paid to stockholders during the years ended April 30, 2022, 2021 or 2020. The Company currently intends to retain all its future earnings, if any, to finance operations, support our growth strategies, repay indebtedness and repurchase shares. Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock. See Note 7, “Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Any future determination relating to our dividend policy will be made at the discretion of the Company’s board of directors and will depend on several factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the board of directors may deem relevant.

Performance Graph
The following graph shows a comparison of cumulative total return to holders of shares of GMS Inc.’s common stock against the cumulative total return of S&P 500 Index and Industrial Select Sector SPDR® Fund (XLI) from April 30, 2017 through April 30, 2022 (the last trading day in our fiscal 2022). The comparison of the cumulative total returns for each investment assumes that $100 was invested in GMS Inc. common stock and the respective indices on April 30, 2017 through April 30, 2022 including reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.
This performance graph and related information shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing. The points on the graph represent stock prices on the last trading days in the fiscal years presented.

Total Return Performance
Index Value
200
150
100
50
0
4/30/2017
4/30/2018
4/30/2019
4/30/2020
4/30/2021
4/30/2022
GMS Inc.
S&P 500 Index
S&P 500 Select Sector SPDR (XLI)

	4/30/2017	4/30/2018	4/30/2019	4/30/2020	4/30/2021	4/30/2022
GMS Inc.	$100.00	$86.17	$48.73	$50.83	$120.88	$132.61
S&P 500 Index	100.00	113.27	128.55	129.66	189.28	189.68
S&P 500 Select Sector SPDR (XLI)	100.00	108.90	117.76	96.79	153.64	143.49

Issuer Purchases of Equity Securities
On November 30, 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. The number of shares repurchased and the average price paid per share for each month in the three months ended April 30, 2022 are as follows:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
				(in thousands)
February 1 through February 28	56,784	$51.71	56,784	$33,526
March 1 through March 31	88,387	52.31	88,387	28,902
April 1 through April 30	203,026	49.60	203,026	18,832
Total	348,197
On June 23, 2022, our Board of Directors approved an expanded share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. This expanded program replaces our previous share repurchase authorization of $75.0 million. We may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
GMS Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” “GMS” or the “Company”), through its wholly owned operating subsidiaries, operates a network of nearly 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. We also operate nearly 100 tool sales, rental and service centers. Through these operations, we provide a comprehensive selection of building products and solutions for our residential and commercial contractor customer base across the United States and Canada. Our unique operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling us to generate significant economies of scale while maintaining high levels of customer service.
Fiscal 2022 Highlights
Key highlights in our business during fiscal 2022 are described below:
•Generated net sales of $4,634.9 million in fiscal 2022, a 40.5% increase from the prior year primarily due to inflationary pricing, healthy residential end markets, acquisitions over the past year and the negative impacts of the COVID-19 pandemic (“COVID-19”) in the prior year.
•Generated net income of $273.4 million in fiscal 2022, a 159.0% increase from the prior year, primarily due to the increase in net sales noted above, partially offset by increases in related operating costs, the provision for income taxes and depreciation and amortization. Supply chain dynamics have led to high levels of product inflation, which have been the principal driver of both sales growth and incremental profitability, as inflation on sales outpaced operating cost inflation.
•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 7) of $566.9 million in fiscal 2022, a 77.5% increase from the prior fiscal year, primarily due to the increase in net sales noted above. Adjusted EBITDA, as a percentage of net sales, increased to 12.2% in fiscal 2022 compared to 9.7% for the prior year primarily due to better operating leverage, as product price inflation on sales outpaced operating cost inflation.
•Completed five acquisitions and opened 13 new branches (“greenfields”), increasing the Company’s geographic footprint and product offerings.
Recent Developments
Acquisitions
Westside. On July 1, 2021, we acquired substantially all the assets of Westside Building Material (“Westside”), one of the largest independent distributors of interior building products in the U.S., for preliminary consideration of $140.1 million. Westside is a leading supplier of steel framing, wallboard, ceilings, insulation and complementary building products serving commercial and residential markets. Westside’s distribution network comprises ten locations, including nine across California (Anaheim, Hesperia, Oakland, Chatsworth, Fresno, Lancaster, Santa Maria, San Diego and National City) and one in Las Vegas, Nevada. The acquisition of Westside was funded with cash on hand and borrowings under our asset based lending facility ("ABL Facility"). For more information regarding our acquisition of Westside, see Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Ames. On December 1, 2021, we acquired Ames Taping Tools Holding LLC (“Ames”) for preliminary consideration of $226.7 million. Ames is the leading provider of automatic taping and finishing (“ATF”) tools and related products to the professional drywall finishing industry. Ames operates nearly 100 retail locations servicing professionals in the interior finishing market. The acquisition of Ames was primarily funded with borrowings under our ABL Facility. For more information regarding our acquisition of Ames, see Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other. On June 3, 2021, we acquired the assets of Architectural Coatings Distributors, Inc. (“Architectural Coating”). Architectural Coating is an interior building products distributor in Cleveland, Ohio. On August 2, 2021, we acquired certain assets of DK&B Construction Specialties, Inc. (“DK&B”). DK&B is a distributor of External Insulation and Finishing Systems (“EIFS”) and stucco products through one location in Omaha, Nebraska. On December 1, 2021, we acquired the assets of Kimco Supply Company (“Kimco”). Kimco is an interior building products distributor through two locations in the Tampa, Florida area. Subsequent to the fiscal year end on June 1, 2022, we acquired certain assets of Construction Supply of Southwest Florida, Inc. (“CSSWF”). CSSWF is a distributor of various stucco, building and waterproofing supplies serving markets in the southwest Florida area.

Greenfields
During fiscal 2022, we opened 13 greenfield locations. This included locations in Hickory, North Carolina; Scarborough, Ontario; Denver, Colorado; Jackson, Mississippi; Wilmington, Delaware; Johnson City, Tennessee; Ft. Myers, Florida; Woodlawn, Maryland; Abilene, Texas; Milford, Connecticut; Statesboro, Georgia; Ocean Springs, Mississippi; and Woburn, Massachusetts.
Market Conditions and Outlook
Residential
There has been strong underlying demand for residential products since mid-calendar year 2020. We believe this strength in residential demand has been driven by a combination of factors including favorable demographics, historically low interest rates, low levels of supply of new and existing homes for sale, strong wages amid a solid job market, as well as by changes in workplace habits and preferences resulting from COVID-19. It is expected that the current favorable demand environment for our products will continue throughout calendar year 2022 given the underlying requirements for housing and the gap that has existed between residential starts and completions. The recent uptick in affordability concerns, including higher mortgage interest rates and product and labor inflation as well as geopolitical concerns, creates an unknown that may eventually result in some cyclical suppression of demand over the longer term.
Driven in part by the solid level of residential demand, homebuilders and contractors are facing significant inflationary pressures for products and labor plus supply chain constraints, primarily related to products needed during construction phases outside of those serviced by us, resulting in significantly increased cycle times and a decreased ability to predict project timing, as compared to historical periods. As a result, and as our sales teams work hard to ensure product availability for our customers, and given product inflation, we have experienced an increase in our inventory balances. We expect our inventory levels on a unit basis to return to more normal levels as the supply chain constraints further subside in future quarters.
Commercial
Demand for commercial projects was severely impacted by COVID-19 and has been slow to recover in certain sectors. While construction to support medical, educational and governmental projects has generally rebounded, hospitality and larger office projects, both new and for repair and remodeling (“R&R”), remain tempered, particularly in certain geographic markets. Leading indicators of commercial activity, such as the Architectural Billings Index, as well as our own quoting activity and discussions with customers make us optimistic that we will begin to see a possible recovery in new and R&R commercial projects beginning sometime this calendar year.
As with residential contractors, both we and commercial contractors face significant inflationary and in certain cases availability pressures for fuel, labor, building products and other miscellaneous expenses.

Factors and Trends Affecting our Operating Results
General Economic Conditions
Our business is sensitive to changes in general economic conditions, including, in particular, conditions in the U.S. and Canadian commercial construction and housing markets. The markets we serve are broadly categorized as commercial new construction, commercial R&R, residential new construction and residential R&R. Prior to the pandemic, we believed all four end markets were in an extended period of expansion following a deep and prolonged downturn. The impacts of COVID-19 caused significant disruption and uncertainty. While the economy showed significant signs of recovery from COVID-19 in fiscal 2022, the economy remains impacted by COVID-19 and its contributory effects. Furthermore, any resurgence or future pandemics may have a negative impact on our customers and the construction industry in general, as it may impact, among others, economic activity, employment levels, consumer spending and consumer confidence, which would decrease demand for new construction and R&R activity, adversely affecting our business.
Commercial New Construction
Our addressable commercial construction market is composed of a variety of commercial and institutional sub-segments with varying demand drivers. Our commercial markets include offices, hotels, retail stores and other commercial buildings, while our institutional markets include educational facilities, healthcare facilities, government buildings and other institutional facilities. The principal demand drivers across these markets include the overall economic outlook, the general business cycle, government spending, vacancy rates, employment trends, interest rates, availability of credit and demographic trends. Given the depth of the last recession and the negative impacts of COVID-19, activity in the commercial construction market remains below average historical levels.
Commercial R&R
We believe commercial R&R spending is typically more stable than new commercial construction activity. Commercial R&R spending is driven by several factors, including commercial real estate prices and rental rates, office vacancy rates, government spending and interest rates. Commercial R&R spending is also driven by commercial lease expirations and renewals, as well as tenant turnover. Such events often result in repair, reconfiguration and/or upgrading of existing commercial space. As such, the commercial R&R market has historically been less volatile than commercial new construction. While there is very limited third-party data for commercial R&R spending, commercial R&R spending has been negatively impacted by COVID-19. However, we believe there are early indications of some recovery in the market.
Residential New Construction
Residential construction activity is driven by several factors, including the overall economic outlook, employment, income growth, home prices, availability of mortgage financing and related government regulations, interest rates and consumer confidence, among others. While housing starts have generally recovered in recent years, activity in the market remains below historical peaks. However, the U.S. residential market experienced an increase in demand and activity during fiscal 2022, as did the Canadian housing market.
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

Price and Mix Changes
Prices for certain of our products are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, and periodic delays in delivery. Certain products we distribute have recently seen extreme price volatility, caused in large part by the contributory effects of COVID-19 and the international conflicts. Price inflation may impact demand for these products while price deflation may reduce our net sales and compress our margins. There is no assurance that we can successfully pass on price increases from our vendors to our customers. In addition, we may experience changes in our customer mix or in our product mix. Our operating results may be negatively impacted if customers require more lower-margin products from us and few higher-margin products.
Acquisitions
Our results of operations are impacted by acquisitions, as we complement our organic growth strategy with acquisitions. During fiscal 2022, we completed five acquisitions. During fiscal 2021, we completed one acquisition. During fiscal 2020, we completed three acquisitions. We believe that significant opportunities exist to expand our geographic footprint by executing additional strategic acquisitions and we consistently strive to maintain an extensive and active acquisition pipeline. We are often evaluating several acquisition opportunities at any given time. See Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our business acquisitions.
COVID-19 Update
We continue to actively monitor the ongoing impacts of COVID-19 on our business. We will continue to implement, as deemed necessary or advisable, procedures and processes to protect the health and safety of our employees, customers, partners and suppliers.
To date, our business experienced the largest adverse impact from COVID-19 during the fourth quarter of fiscal 2020 and the first three quarters of fiscal year 2021, primarily the result of the suspension of construction activity related to mandated shutdowns and cancelled, delayed or temporarily paused building projects as customers focused on responding to COVID-19. We also temporarily closed many of our showrooms. The resulting decrease in net sales was more pronounced in our ceilings and steel framing products, as these product categories are tied primarily to commercial construction, which was more impacted by COVID-19 than the residential market. However, the residential market experienced an increase in demand and activity during the latter half of fiscal 2021 that continued in fiscal 2022. Our results of operations and financial condition were not materially adversely impacted by COVID-19 during fiscal 2022.
We may take actions that alter our business operations if required by federal, state, provincial or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Furthermore, while COVID-19 had a limited impact on our financial results and operations during the year ended April 30, 2022, there is no guarantee that COVID-19 will not have a material impact on our future financial results or operations. See Item 1A, “Risk Factors,” in this Annual Report on Form 10-K for a discussion of risks which could have a material adverse effect on our operations and financial results.

Results of Operations
A discussion regarding our results of operations and financial condition for the year ended April 30, 2022 compared to the year ended April 30, 2021 is presented below. A discussion regarding our results of operations and financial condition for the year ended April 30, 2021 compared to the year ended April 30, 2020 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, filed with the Securities and Exchange Commission on June 24, 2021.
The following table summarizes key components of our results of operations:

	Year Ended April 30,
	2022	2021	2020
	(dollars in thousands)
Statement of operations data:
Net sales	$4,634,875	$3,298,823	$3,241,307
Cost of sales (exclusive of depreciation and amortization shown separately below)	3,146,600	2,236,120	2,178,093
Gross profit	1,488,275	1,062,703	1,063,214
Operating expenses:
Selling, general and administrative expenses	950,125	763,629	784,081
Depreciation and amortization	119,232	108,125	116,533
Impairment of goodwill	—	—	63,074
Total operating expenses	1,069,357	871,754	963,688
Operating income	418,918	190,949	99,526
Other (expense) income:
Interest expense	(58,097)	(53,786)	(67,718)
Gain on legal settlement	—	1,382	14,029
Write-off of debt discount and deferred financing fees	—	(4,606)	(1,331)
Other income, net	3,998	3,155	1,819
Total other expense, net	(54,099)	(53,855)	(53,201)
Income before taxes	364,819	137,094	46,325
Provision for income taxes	91,377	31,534	22,944
Net income	$273,442	$105,560	$23,381
Non-GAAP measures:
Adjusted EBITDA(1)	$566,921	$319,371	$299,759
Adjusted EBITDA margin(1)(2)	12.2%	9.7%	9.2%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “Non-GAAP Measures” in this Item 7 for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a discussion of why we believe these measures are useful.
(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Net Sales

	Year Ended April 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Wallboard	$1,710,851	$1,346,648	$364,203	27.0%
Ceilings	567,700	451,766	115,934	25.7%
Steel framing	1,027,941	469,048	558,893	119.2%
Complementary products	1,328,383	1,031,361	297,022	28.8%
Total net sales	$4,634,875	$3,298,823	$1,336,052	40.5%
The increase in net sales during our fiscal year ended April 30, 2022 compared to the prior fiscal year was primarily due to inflationary pricing, healthy residential end markets and the negative impacts of COVID-19 in the prior year. Also contributing to the increase were acquisitions over the past year. Partially offsetting these increases was one less selling day during the year ended April 30, 2022 compared to the prior year. The increase in net sales consisted of the following:

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

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the years ended April 30, 2022 and 2021. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Year Ended April 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Net sales	$4,634,875	$3,298,823
Recently acquired net sales (1)	(286,283)	—
Impact of foreign currency (2)	(29,029)	—
Base business net sales (3)	$4,319,563	$3,298,823	$1,020,740	30.9%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the year ended April 30, 2022, this includes net sales from the following acquisitions: D.L. Building Materials acquired on February 1, 2021, Westside acquired on July 1, 2021, Ames acquired on December 1, 2021 and Kimco acquired on December 1, 2021. Our acquisitions of Architectural Coatings and DK&B have been treated as greenfields and are included in base business net sales.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The increase in organic net sales was primarily driven by inflationary pricing, healthy residential end markets, growth in complementary products sales and the negative impacts of COVID-19 in the prior year.

Gross Profit and Gross Margin

	Year Ended April 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Gross profit	$1,488,275	$1,062,703	$425,572	40.0%
Gross margin	32.1%	32.2%
The increase in gross profit during the year ended April 30, 2022 compared to the prior year was primarily due to the successful pass through of product inflation, strength in residential market demand, incremental gross profit from acquisitions and the negative impacts of COVID-19 in the prior year. Gross margin on net sales during the year ended April 30, 2022 decreased slightly from the prior year primarily due to challenging price-cost dynamics for certain product categories, partially offset by the impact of inflationary market pricing on sales. Wallboard and steel gross margins were unfavorably impacted by these dynamics while complementary products and ceilings were favorably impacted. Included in cost of sales for the year ended April 30, 2022 was $3.8 million in non-cash charges to increase acquired inventory to its estimated fair value. These adjustments had a negative effect on both gross profit and gross margin as the related inventory was sold.
Selling, General and Administrative Expenses

	Year Ended April 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$950,125	$763,629	$186,496	24.4%
% of net sales	20.5%	23.1%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. The increase in selling, general and administrative expenses during the year ended April 30, 2022 compared to the prior year was primarily due to increases in payroll and payroll related costs, fuel costs, travel costs and facilities costs, which were driven by increased sales volume, inflationary pressures and incremental selling, general and administrative expenses from acquisitions. Selling, general and administrative expenses as a percentage of our net sales decreased during the year ended April 30, 2022 compared to the prior year primarily due to the impact of inflationary market pricing on sales.
Depreciation and Amortization Expense

	Year Ended April 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Depreciation	$55,437	$50,480	$4,957	9.8%
Amortization	63,795	57,645	6,150	10.7%
Depreciation and amortization	$119,232	$108,125	$11,107	10.3%
Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets. The increase in depreciation expense during the year ended April 30, 2022 compared to the prior year was primarily due to incremental expense resulting from property and equipment obtained in the acquisitions of Westside, Ames and D.L. Building Materials, partially offset by assets becoming fully depreciated during the period. The increase in amortization expense during the year ended April 30, 2022 compared to the prior year was primarily due to incremental expense resulting from definite-lived intangible assets obtained in the acquisition of Westside, Ames and D.L. Building Materials, partially offset by time-based progression of our use of the accelerated method of amortization for acquired customer relationships.

Interest Expense

	Year Ended April 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Interest expense	$58,097	$53,786	$4,311	8.0%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The increase in interest expense during the year ended April 30, 2022 compared to the prior year was primarily due to an increase in average debt outstanding and an increase in interest rates.
Gain on Legal Settlement
During the year ended April 30, 2021, we received proceeds as part of a class action settlement against certain drywall manufacturers related to purchases made during calendar years 2012 and 2013. The Company recorded a gain on legal settlement of $1.4 million during the year ended April 30, 2021.
Write-Off of Debt Discount and Deferred Financing Fees
During the year ended April 30, 2021, we recorded a write-off of debt discount and deferred financing fees of $4.6 million related to the refinancing of our senior secured first lien term loan facility in April 2021. For more information regarding our debt transactions, see Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Income Tax Expense

	Year Ended April 30,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$91,377	$31,534	$59,843	189.8%
Effective tax rate	25.0%	23.0%
The change in the effective income tax rate during the year ended April 30, 2022 compared to the prior year was primarily due to the impact of state taxes, foreign taxes and stock-based compensation. For information regarding the significant differences between the U.S. federal statutory rate and our effective tax rate, see Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

Liquidity and Capital Resources
Summary
We depend on cash flow from operations, cash on hand and funds available under our ABL Facility to finance working capital needs, capital expenditures and acquisitions. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our growth strategies, ongoing operations, capital expenditures, lease obligations and working capital for at least the next twelve months and in the long term. We also believe we would be able to take measures to preserve liquidity should there be an economic downturn, recession or other disruption to our business in the future.
On November 30, 2021, we amended our ABL Facility to, among other things, increase the commitments thereunder by $100.0 million from $445.0 million to $545.0 million and change the London Interbank Offered Rate (“LIBOR”) interest rate provisions to Secured Overnight Financing Rate ("SOFR") interest rate provisions. As of April 30, 2022, we had available borrowing capacity of approximately $307.4 million under our $545.0 million ABL Facility. The ABL Facility is scheduled to mature on September 30, 2024.
As of April 30, 2022, we had available borrowing capacity of approximately $23.3 million under our Canadian revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $23.3 million ($30.0 million Canadian dollars). The Canadian Facility matures on January 12, 2026.
For more information regarding our ABL Facility and other indebtedness, see Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
We regularly evaluate opportunities to optimize our capital structure, including through consideration of the issuance or incurrence of additional debt, to refinance existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives, acquisitions and our stock repurchase program.
Cash Flows
The following table sets forth summarized cash flow data:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Cash provided by operating activities	$179,611	$153,304	$303,079
Cash used in investing activities	(387,210)	(63,587)	(47,100)
Cash provided by (used in) financing activities	143,278	(136,622)	(91,334)
Effect of exchange rates on cash and cash equivalents	(775)	3,008	(1,074)
(Decrease) increase in cash and cash equivalents	$(65,096)	$(43,897)	$163,571
Operating Activities

The increase in cash provided by operating activities during the year ended April 30, 2022 compared to the prior year was primarily due to the increase in operating results previously discussed, partially offset by an increase in inventory related to ensuring product availability and managing price inflation amid an environment of tight and less reliable supply, as well as an increase in accounts receivable. In addition, in the prior year period we were still conserving cash in response to COVID-19.
Investing Activities
The increase in cash used in investing activities during the year ended April 30, 2022 compared to the prior year was primarily due to a $312.1 million increase in cash used for acquisitions and an $11.2 million increase in capital expenditures.
Capital expenditures during the years ended April 30, 2022, 2021 and 2020 primarily consisted of real estate purchases, building and leasehold improvements, vehicles and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods.

Financing Activities
The change in cash flows from financing activities during the year ended April 30, 2022 compared to the prior year was primarily due to net borrowings of $211.3 million under our revolving credit facilities during the year ended April 30, 2022, compared to net repayments of $87.4 million during the prior year. During the year ended April 30, 2022, we used our revolving credit facilities to help fund the Westside and Ames acquisitions and for general working capital needs. During the prior year, we repaid the proceeds we proactively borrowed in March 2020 due to COVID-19. Also contributing to the change was a $31.3 million increase in repurchases of common stock during the year ended April 30, 2022.
Contractual Obligations
The following table sets forth our contractual obligations and commitments as of April 30, 2022:

		Year Ending April 30,
	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Long-term debt(1)	$1,072,833	$9,615	$6,991	$216,944	$489,283	$—	$350,000
Interest on long-term debt(2)	167,323	33,028	32,949	32,904	19,115	16,412	32,915
Finance leases(3)	131,441	43,734	34,501	23,492	15,718	9,308	4,688
Operating leases(4)	168,440	44,730	42,299	31,526	20,125	10,836	18,924
Total	$1,540,037	$131,107	$116,740	$304,866	$544,241	$36,556	$406,527
___________________________________
(1)Long-term debt includes principal payments on outstanding debt obligations. Long-term debt excludes unamortized discounts and deferred financing fees. As of April 30, 2022, we had $1,072.8 million aggregate amount of debt outstanding, consisting of $504.6 million of our Term Loan Facility due 2025, $350.0 million under our Senior Notes due 2029, $211.1 million under our ABL Facility and $7.1 million of installment notes due in monthly and annual installments through 2025.
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
We lease certain office and warehouse facilities and equipment, some of which provide renewal options. Rent expense for operating leases, which may have escalating rents over the terms of the leases, is recorded on a straight-line basis over the minimum lease terms. Rent expense under operating leases approximated $65.6 million, $55.3 million, and $55.4 million for the fiscal years ended April 30, 2022, 2021 and 2020, respectively. As existing leases expire, we anticipate such leases will be renewed or replaced with other leases that are substantially similar in terms, which are consistent with market rates at the time of renewal.
During fiscal 2022, 2021 and 2020, we recorded $41.7 million, $27.4 million and $50.5 million for finance lease obligations for equipment and vehicles. We expect to continue to enter in to finance lease obligations for equipment and vehicles in fiscal 2023.

Share Repurchase Program
On November 30, 2018, our Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of our outstanding common stock. We repurchased 715 thousand shares of our common stock during the fiscal year ended April 30, 2022 for $35.5 million. As of April 30, 2022, we had $18.8 million of remaining purchase authorization under this share repurchase program.
On June 23, 2022, our Board of Directors approved an expanded share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. This expanded program replaces our previous share repurchase authorization of $75.0 million. We may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be suspended or terminated at any time at our discretion.
Interest Rate Swap
We have interest rate swap agreements with a notional amount of $500.0 million to convert the variable interest rate on a portion of our Term Loan Facility to a fixed 1-month LIBOR interest rate of 2.46%. These contracts were effective on February 28, 2019 and terminate on February 28, 2023.
Debt Covenants
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of April 30, 2022.
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. We were in compliance with all restrictive covenants as of April 30, 2022.
Interest Rates
Our Term Loan Facility includes available interest rate options based on LIBOR. LIBOR publications will end after June 30, 2023, and the United States and other countries are currently working to replace LIBOR with alternative reference rates. The consequences of these developments with respect to LIBOR cannot be entirely predicted; however, we do not believe that the discontinuation of LIBOR as a reference rate in our loan agreements will have a material adverse effect on our financial position or materially affect our interest expense.
Off Balance Sheet Arrangements
As of April 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies
Our discussion and analysis of operating results and financial condition are based upon our audited financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of our financial statements, in accordance with Generally Accepted Accounting Principles (“GAAP”), requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales, expenses and related disclosures of contingent assets and liabilities. We base our estimates on experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates.
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
Goodwill and Indefinite-Lived Intangible Assets
Description. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year (February 1) or when events and circumstances indicate goodwill or indefinite-lived intangible assets might be impaired. Impairment testing of goodwill is required at the reporting unit level. We may first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The quantitative goodwill impairment test involves comparing the estimated fair value of our reporting units with the reporting unit's carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. We evaluate our reporting units on an annual basis or when events or circumstances indicate our reporting units might change.
Judgments and Uncertainties. Application of the impairment tests requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units and determining the fair values of reporting units. We estimated the fair values of our reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Significant estimates and assumptions inherent in the valuations include the amount and timing of future cash flows (including expected growth rates and profitability), the discount rate applied to the cash flows and the selection of guideline companies. The assumptions with the most significant impact on the fair value of our reporting units are those related to the discount rate, the terminal value, future operating cash flows and the growth rate.
Effect if Actual Results Differ From Assumptions. As of April 30, 2022, we had $695.9 million of goodwill and $84.4 million of indefinite-lived intangible assets. During the year ended April 30, 2020, we recognized a $63.1 million non-cash impairment charge to write off goodwill related to our Canada reporting unit in conjunction with our annual goodwill impairment test performed in the fourth quarter of fiscal 2020. The primary factors contributing to the impairment was an increase in the discount rate and a decrease in market multiples, combined with a decrease in the reporting unit’s forecasted near-term cash flows, primarily resulting from COVID-19 driven economic uncertainty. The impairment charge was equal to the excess of the reporting unit’s carrying value over its fair value. As of April 30, 2022, we had $138.3 million of remaining goodwill related to our Canada reporting unit. Our annual impairment test during the fourth quarter of fiscal 2020 indicated the estimated fair values of our other reporting units exceeded their carrying values. Our fiscal 2022 and 2021 annual impairment tests indicated that none of our reporting units were at risk of failing the goodwill impairment test. Our impairment tests for indefinite-lived intangible assets for fiscal 2022, 2021 and 2020 also indicated no impairment. Changes to our business strategy, changes in industry or market conditions, changes in operating performance, a prolonged weakness in general economic conditions, volatility in the equity and debt markets or other similar circumstances could affect the assumptions used in the impairment tests. Although management currently believes that the estimates used in the evaluation of goodwill are reasonable, if the assumptions used in the impairment analysis are not met or materially change, it could cause goodwill to be impaired.
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
Effect if Actual Results Differ. As of April 30, 2022, we had $350.7 million of property and equipment, $370.4 million of definite-lived intangible assets and $153.3 million of operating lease right-of-use assets. During the years ended April 30, 2021 and 2020, we recorded impairments of $1.0 million and $1.9 million, respectively, of operating lease right-of-use assets due to restructuring plans to close certain facilities. We did not recognize any other material impairment charges for our long-lived assets during the past three years. We did not have any material changes in useful lives for our long-lived assets during the past three years. However, changes in management intentions, market events or conditions, projected future net sales, operating results and other similar circumstances could affect the assumptions used in the impairment tests. Although management currently believes that the estimates used in the evaluation of long-lived assets are reasonable, differences between actual and expected net sales, operating results and cash flow could cause these assets to be impaired.
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

The following is a reconciliation of our net income to Adjusted EBITDA:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Net income	$273,442	$105,560	$23,381
Interest expense	58,097	53,786	67,718
Write-off of debt discount and deferred financing fees	—	4,606	1,331
Interest income	(163)	(86)	(88)
Provision for income taxes	91,377	31,534	22,944
Depreciation expense	55,437	50,480	51,332
Amortization expense	63,795	57,645	65,201
Impairment of goodwill	—	—	63,074
Stock appreciation expense(a)	4,403	3,173	1,572
Redeemable noncontrolling interests(b)	1,983	1,288	520
Equity-based compensation(c)	10,968	8,442	7,060
Severance and other permitted costs(d)	1,132	2,948	5,733
Transaction costs (acquisitions and other)(e)	3,545	1,068	2,414
(Gain) loss on disposal and impairment of assets(f)	(913)	(1,011)	658
Effects of fair value adjustments to inventory(g)	3,818	788	575
Gain on legal settlement	—	(1,382)	(14,029)
Secondary public offering costs(h)	—	—	363
Debt transaction costs(i)	—	532	—
Adjusted EBITDA	$566,921	$319,371	$299,759

Net sales	$4,634,875	$3,298,823	$3,241,307
Adjusted EBITDA Margin	12.2%	9.7%	9.2%
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
(h)Represents costs paid to third-party advisors related to secondary offerings of our common stock.
(i)Represents costs paid to third-party advisors related to debt refinancing activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements. We have entered into interest rate swap agreements with a notional amount of $500.0 million to convert the variable interest rate on a portion of our Term Loan Facility to a fixed 1-month LIBOR interest rate of 2.46%. These contracts were effective on February 28, 2019 and terminate on February 28, 2023. Excluding the impact of this interest rate swap and the interest rate floor on the Term Loan Facility, each 1% increase in interest rates on the Term Loan Facility would increase our annual interest expense by approximately $5.0 million based on the aggregate principal amount outstanding under the Term Loan Facility as of April 30, 2022. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $5.5 million increase in our annual interest expense on the ABL Facility. Assuming the Canadian Facility was fully drawn, each 1% increase in interest rates would result in a $0.2 million increase in our annual interest expense. As of April 30, 2022, $504.6 million aggregate principal amount was outstanding under the Term Loan Facility and $211.1 million was outstanding under the ABL Facility. No amounts were outstanding under the Canadian Facility.
Foreign Currency Risk
We are exposed to foreign currency exchange rate fluctuations for our operations in Canada, which can adversely impact our net income and cash flows. Approximately 14% of our net sales during the year ended April 30, 2022 were derived from sales to customers in Canada. These operations are primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect reported net sales, net income and cash flows. We currently do not enter into financial instruments to manage this foreign currency translation risk.
Commodity Price Risk
We are exposed to changes in prices of commodities used in our operations, primarily associated with energy, such as crude oil, and raw materials, such as steel. We generally manage the risk of changes in commodity prices that impact our costs by seeking to pass commodity-related inflation on to our customers.

Item 8. Financial Statements and Supplementary Data
GMS Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GMS Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GMS Inc. (the Company) as of April 30, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 23, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment
Description of the Matter
As of April 30, 2022, the Company’s goodwill was $695.9 million. As explained in Note 5 to the consolidated financial statements, the Company tested goodwill for impairment at the reporting unit level during its fiscal fourth quarter. The Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of each reporting unit was less than its carrying value.

Auditing management’s annual goodwill qualitative assessment required the application of a higher degree of auditor judgment. Qualitative events and circumstances, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, market capitalization and events specific to the entity and its reporting units, required a higher degree of auditor judgment to evaluate. These qualitative events and circumstances could have a significant effect on the Company’s qualitative assessment and the determination of whether a quantitative goodwill impairment test for one or more reporting units was required.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill qualitative assessment, including controls over management’s review of the qualitative factors described above.

To test the goodwill qualitative assessment, we performed audit procedures that included, among others, considering macroeconomic conditions and analyzing the financial performance of the consolidated Company and reporting units, the Company’s market capitalization, the carrying value of the reporting units, and other entity and reporting unit specific events. We further assessed the historical accuracy of management’s estimates of future financial performance and performed sensitivity analyses of significant assumptions, such as the discount rate, to evaluate if changes in these assumptions could indicate that the fair value of one or more reporting units was more likely than not less than its carrying value.

Fair Value Estimates of Customer Relationships and Tradenames
Description of the Matter
During fiscal 2022, the Company acquired Westside Building Material and Ames Taping Tools Holding LLC for aggregate consideration of $366.8 million. The Company recognized the assets acquired and liabilities assumed at their acquisition date fair values, $171.8 million of which related to customer relationships and tradenames, as disclosed in Note 2 in the consolidated financial statements. The Company used the multi-period excess earnings method and the relief from royalty method to estimate the preliminary fair value of customer relationships and tradenames, respectively, which are based on management’s inputs and assumptions.

Auditing the preliminary fair values of customer relationships and tradenames was complex and subjective due to the estimation uncertainty in determining significant assumptions, such as management’s cash flow projections, customer attrition rates, royalty rates and discount rates which had a significant impact on the estimated fair values. These significant assumptions are forward-looking and could be affected by future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s acquisition accounting process, including controls over the estimation processes and models to estimate the fair values of the above identified intangible assets, as well as controls over management’s review of the valuation methodologies and significant assumptions described above.

To test the fair value estimates, our audit procedures included, among others, evaluating the Company’s selection of the valuation methodologies, testing the significant assumptions, and testing the completeness and accuracy of underlying data. For example, we compared cash flow projections to historical results and publicly available information. With the assistance of our valuation specialists, we evaluated the valuation methodologies, and the customer attrition rates, royalty rates and discount rates used within the models. This included understanding and validating the source information underlying the determination of the customer attrition rates, royalty rates and discount rates and testing the mathematical accuracy of the calculations. We also performed sensitivity analyses to evaluate the changes in the fair value of the intangible assets that would result from changes in the customer attrition rates, royalty rates and discount rates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Atlanta, Georgia
June 23, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GMS Inc.
Opinion on Internal Control over Financial Reporting
We have audited GMS Inc.’s internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GMS Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2022, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Westside Building Material (Westside) and Ames Taping Tools Holding LLC (Ames), which are included in the consolidated financial statements of the Company constituted 5% and 9% of total assets, respectively, as of April 30, 2022 and 4% and 1% of revenues, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Westside or Ames.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2022, and the related notes and our report dated June 23, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Atlanta, Georgia
June 23, 2022

GMS Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	April 30, 2022	April 30, 2021
Assets
Current assets:
Cash and cash equivalents	$101,916	$167,012
Trade accounts and notes receivable, net of allowances of $9,346 and $6,282, respectively	750,046	558,661
Inventories, net	550,953	357,054
Prepaid expenses and other current assets	20,212	19,525
Total current assets	1,423,127	1,102,252
Property and equipment, net of accumulated depreciation of $227,288 and $193,364, respectively	350,679	311,326
Operating lease right-of-use assets	153,271	118,413
Goodwill	695,897	576,330
Intangible assets, net	454,747	350,869
Deferred income taxes	17,883	15,715
Other assets	8,795	8,993
Total assets	$3,104,399	$2,483,898
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$367,315	$322,965
Accrued compensation and employee benefits	107,925	72,906
Other accrued expenses and current liabilities	127,938	87,138
Current portion of long-term debt	47,605	46,018
Current portion of operating lease liabilities	38,415	33,474
Total current liabilities	689,198	562,501
Non-current liabilities:
Long-term debt, less current portion	1,136,585	932,409
Long-term operating lease liabilities	112,161	90,290
Deferred income taxes, net	46,802	12,728
Other liabilities	55,155	63,508
Total liabilities	2,039,901	1,661,436
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 42,773 and 43,073 shares issued and outstanding as of April 30, 2022 and 2021, respectively	428	431
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of April 30, 2022 and 2021	—	—
Additional paid-in capital	522,136	542,737
Retained earnings	547,977	274,535
Accumulated other comprehensive income (loss)	(6,043)	4,759
Total stockholders' equity	1,064,498	822,462
Total liabilities and stockholders' equity	$3,104,399	$2,483,898
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	Year Ended April 30,
	2022	2021	2020
Net sales	$4,634,875	$3,298,823	$3,241,307
Cost of sales (exclusive of depreciation and amortization shown separately below)	3,146,600	2,236,120	2,178,093
Gross profit	1,488,275	1,062,703	1,063,214
Operating expenses:
Selling, general and administrative	950,125	763,629	784,081
Depreciation and amortization	119,232	108,125	116,533
Impairment of goodwill	—	—	63,074
Total operating expenses	1,069,357	871,754	963,688
Operating income	418,918	190,949	99,526
Other (expense) income:
Interest expense	(58,097)	(53,786)	(67,718)
Gain on legal settlement	—	1,382	14,029
Write-off of debt discount and deferred financing fees	—	(4,606)	(1,331)
Other income, net	3,998	3,155	1,819
Total other expense, net	(54,099)	(53,855)	(53,201)
Income before taxes	364,819	137,094	46,325
Provision for income taxes	91,377	31,534	22,944
Net income	$273,442	$105,560	$23,381
Weighted average common shares outstanding:
Basic	43,075	42,765	41,853
Diluted	43,898	43,343	42,504
Net income per common share:
Basic	$6.35	$2.47	$0.56
Diluted	$6.23	$2.44	$0.55
Comprehensive income (loss)
Net income	$273,442	$105,560	$23,381
Foreign currency translation gain (loss)	(25,805)	61,341	(18,257)
Changes in other comprehensive income (loss), net of tax	15,003	8,500	(20,251)
Comprehensive income (loss)	$262,640	$175,401	$(15,127)

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Exchangeable Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2019	40,375	$404	$29,639	$480,113	$145,594	$(26,574)	$629,176
Net income	—	—	—	—	23,381	—	23,381
Exercise of Exchangeable Shares	1,129	11	(29,639)	29,628	—	—	—
Foreign currency translation loss	—	—	—	—	—	(18,257)	(18,257)
Other comprehensive loss, net of tax	—	—	—	—	—	(20,251)	(20,251)
Equity-based compensation	—	—	—	6,878	—	—	6,878
Exercise of stock options	857	9	—	11,784	—	—	11,793
Vesting of restricted stock units	78	1	—	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	—	(532)	—	—	(532)
Issuance of common stock pursuant to employee stock purchase plan	115	1	—	1,792	—	—	1,793
Balances as of April 30, 2020	42,554	426	—	529,662	168,975	(65,082)	633,981
Net income	—	—	—	—	105,560	—	105,560
Repurchase and retirement of common stock	(134)	(1)	—	(4,159)	—	—	(4,160)
Foreign currency translation gain	—	—	—	—	—	61,341	61,341
Other comprehensive income, net of tax	—	—	—	—	—	8,500	8,500
Equity-based compensation	—	—	—	8,412	—	—	8,412
Exercise of stock options	483	4	—	7,555	—	—	7,559
Vesting of restricted stock units	75	1	—	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	—	(807)	—	—	(807)
Issuance of common stock pursuant to employee stock purchase plan	95	1	—	2,075	—	—	2,076
Balances as of April 30, 2021	43,073	431	—	542,737	274,535	4,759	822,462
Net income	—	—	—	—	273,442	—	273,442
Repurchase and retirement of common stock	(715)	(7)	—	(35,481)	—	—	(35,488)
Foreign currency translation loss	—	—	—	—	—	(25,805)	(25,805)
Other comprehensive income, net of tax	—	—	—	—	—	15,003	15,003
Equity-based compensation	—	—	—	10,968	—	—	10,968
Exercise of stock options	222	2	—	4,432	—	—	4,434
Vesting of restricted stock units	123	1	—	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	—	(2,850)	—	—	(2,850)
Issuance of common stock pursuant to employee stock purchase plan	70	1	—	2,331	—	—	2,332
Balances as of April 30, 2022	42,773	$428	$—	$522,136	$547,977	$(6,043)	$1,064,498
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended April 30,
	2022	2021	2020
Cash flows from operating activities:
Net income	$273,442	$105,560	$23,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,232	108,125	116,533
Impairment of goodwill	—	—	63,074
Write-off and amortization of debt discount and debt issuance costs	2,744	7,568	4,541
Equity-based compensation	17,354	12,872	8,970
(Gain) loss on disposal and impairment of assets	(913)	(1,011)	658
Deferred income taxes	(351)	(10,329)	926
Other items, net	5,706	1,552	4,110
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(162,118)	(101,617)	50,215
Inventories	(156,311)	(46,660)	(4,579)
Prepaid expenses and other assets	(92)	(2,621)	6,623
Accounts payable	28,423	65,446	31,499
Accrued compensation and employee benefits	32,564	4,477	4,740
Other accrued expenses and liabilities	19,931	9,942	(7,612)
Cash provided by operating activities	179,611	153,304	303,079
Cash flows from investing activities:
Purchases of property and equipment	(41,082)	(29,873)	(25,193)
Proceeds from sale of assets	1,922	2,262	2,229
Acquisition of businesses, net of cash acquired	(348,050)	(35,976)	(24,136)
Cash used in investing activities	(387,210)	(63,587)	(47,100)
Cash flows from financing activities:
Repayments on revolving credit facilities	(1,178,897)	(102,189)	(837,424)
Borrowings from revolving credit facilities	1,390,222	14,750	880,698
Payments of principal on long-term debt	(5,110)	(8,754)	(109,968)
Payments of principal on finance lease obligations	(31,365)	(30,371)	(25,275)
Borrowings from term loan	—	511,000	—
Repayments of term loan	—	(869,427)	—
Issuance of Senior Notes	—	350,000	—
Repurchases of common stock	(35,488)	(4,160)	—
Payments for contingent consideration	—	—	(11,133)
Debt issuance costs	—	(6,299)	(1,286)
Proceeds from exercises of stock options	4,434	7,559	11,793
Payments for taxes related to net share settlement of equity awards	(2,850)	(807)	(532)
Proceeds from issuance of stock pursuant to employee stock purchase plan	2,332	2,076	1,793
Cash provided by (used in) financing activities	143,278	(136,622)	(91,334)
Effect of exchange rates on cash and cash equivalents	(775)	3,008	(1,074)
(Decrease) increase in cash and cash equivalents	(65,096)	(43,897)	163,571
Cash and cash equivalents, beginning of year	167,012	210,909	47,338
Cash and cash equivalents, end of year	$101,916	$167,012	$210,909
Supplemental cash flow disclosures:
Cash paid for income taxes	$86,288	$46,417	$29,761
Cash paid for interest	46,204	49,650	63,745
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Notes to Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Founded in 1971, GMS Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” “GMS” or the “Company”), through its wholly owned operating subsidiaries, operates a network of nearly 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. The Company also operates nearly 100 tool sales, rental and service centers. Through these operations, the Company provides a comprehensive selection of building products and solutions for its residential and commercial contractor customer base across the United States and Canada. The Company’s unique operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling the Company to generate significant economies of scale while maintaining high levels of customer service.
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
Reclassifications
Certain amounts in the prior year notes to consolidated financial statements have been reclassified to conform to the current year presentation.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Trade Accounts Receivable
The Company records accounts and notes receivable net of allowances, including an allowance for expected credit losses. The Company maintains an allowance for estimated losses due to the failure of customers to make required payments, as well as allowances for cash discounts. The Company’s estimate of the allowance for expected credit losses is based on an assessment of individual past due accounts, historical loss information, accounts receivable aging and current economic factors and the Company’s expectation of future economic conditions. Account balances are written off when the potential for recovery is considered remote. Other receivables primarily include vendor rebate receivables. Other allowances includes reserves for cash discounts and reserves for service charges.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The Company routinely assesses the financial strength of its customers and generally does not require collateral. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of geographically diverse customers comprising the Company’s customer base.
Inventories
Inventories primarily consist of finished goods purchased for resale and include wallboard, ceilings, steel framing and other complementary products. Included within complementary products are parts, merchandise and tools held for sale. Inventories are valued at the lower of cost or market (net realizable value). The cost of inventories is determined by the moving average cost method. The Company routinely evaluates inventory for excess or obsolescence and considers factors such as historical usage rates and demand.
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
Depreciation expense for property and equipment of U.S. subsidiaries is determined using the straight-line method over the estimated useful lives of the various asset classes. The estimated useful lives of property and equipment are as follows:

Buildings	25 - 39 years
Furniture, fixtures and automobiles	3 - 5 years
Computer hardware and software	3 - 5 years
Warehouse, delivery equipment and tools	3 - 10 years
Leasehold improvements	Shorter of estimated useful life or lease term
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
Goodwill
Goodwill is the excess of the consideration transferred over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company does not amortize goodwill. The Company tests its goodwill annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be impaired. Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment). The Company may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required. The quantitative impairment test involves comparing the estimated fair values of the Company’s reporting units with the reporting units’ carrying amounts, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Intangible Assets
Intangible assets consist of customer relationships, trade names and other assets acquired in conjunction with the purchases of businesses or purchases of assets from other companies. The Company typically uses an income method to estimate the acquisition date fair value of intangible assets obtained through a business combination, which is based on forecasts of the expected future cash flows attributable to the respective assets. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by considering management’s own analysis and an independent third-party valuation specialist’s appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives. Intangible assets determined to have indefinite lives are tested for impairment annually during the fourth quarter of the Company's fiscal year or when events and circumstances indicate that it is more likely than not that the asset is impaired.
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
Leases
The Company leases facilities, distribution and warehouse equipment and its fleet of vehicles. The Company’s leases have lease terms ranging from one to eleven years. The Company's facility leases generally contain renewal options for periods ranging from one to five years. The exercise of lease renewal options is typically at the Company’s sole discretion. The Company does not recognize ROU assets or lease liabilities for renewal options unless it is determined that the Company is reasonably certain of exercising renewal options at lease inception. Certain of the Company’s equipment leases include options to purchase the leased property and residual value guarantees. Any residual value payment deemed probable is included in the Company’s lease liability. The Company’s lease agreements do not contain any material restrictive covenants.
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
The following table presents the Company’s aggregate liabilities for medical self-insurance, general liability, automobile and workers’ compensation and the expected recoveries for medical self-insurance, general liability, automobile and workers’ compensation. Liabilities for medical self-insurance are included in other accrued expenses and current liabilities. Reserves for general liability, automobile and workers’ compensation are included in other accrued expenses and current liabilities and other liabilities in the Consolidated Balance Sheets. Expected recoveries for insurance liabilities are included in prepaid expenses and other current assets and other assets in the Consolidated Balance Sheets.

	April 30,
	2022	2021
	(in thousands)
Medical self-insurance	$3,371	$3,852
General liability, automobile and workers’ compensation	21,707	19,807
Expected recoveries for insurance liabilities	(4,973)	(3,209)
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
Derivative Instruments
The Company has entered into derivative instruments to manage its exposure to certain financial risks. The Company’s derivative financial instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets and measured at fair value. Derivative instruments that do not qualify as a hedge or are not designated as a hedge are adjusted to estimated fair value in earnings. Derivative instruments that meet hedge criteria are designated as hedges. For derivative instruments designated as a cash flow hedge, the Company recognizes the change in fair value, net of taxes, to accumulated other comprehensive income (loss) in the Consolidated Balance Sheets, and an amount is reclassified out of accumulated other comprehensive income (loss) into earnings to offset the earnings impact that is attributable to the risk being hedged. See Note 14, “Fair Value Measurements,” for additional information with respect to the Company’s derivative instruments.
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
Significant Judgments. The Company’s contracts may include terms that could cause variability in the transaction price, including customer rebates, returns and cash discounts for prompt payment. Variable consideration is estimated and included in the transaction price based on the expected value method. These estimates are based on historical experience, anticipated performance and other factors known at the time. The Company only includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include expenses related to the delivery and warehousing of the Company's products, as well as employee compensation and benefits expenses for employees in the Company's branches and yard support center, as well as other administrative expenses, such as legal, accounting and information technology costs. Selling, general and administrative expenses included delivery expenses of $275.0 million, $232.8 million and $243.0 million during the years ended April 30, 2022, 2021 and 2020, respectively.
Advertising Expense
The cost of advertising is expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Advertising expense was $4.2 million, $2.3 million and $3.3 million during the years ended April 30, 2022, 2021 and 2020, respectively.
Equity-Based Compensation
As of April 30, 2022, the Company had various stock-based compensation plans, which are more fully described in Note 12, “Equity-Based Compensation.” The Company measures compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognizes compensation expense, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model and determines the fair value of restricted stock units based on the quoted price of GMS’s common stock on the date of grant. The Company estimates forfeitures based on historical analysis of actual forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed at least annually.
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
The Company records amounts for uncertain tax positions that management believes are supportable but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments could materially affect amounts recognized related to income tax uncertainties and may affect our results of operations or financial position. We believe our assumptions for estimates are reasonable, although actual results may have a positive or negative material impact on the balances of such tax positions. Historically, the variation of estimates to actual results is not significant and material variation is not expected in the future.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Concentrations of Risk
COVID-19 Pandemic. The Company continues to monitor the COVID-19 pandemic and its impact on the Company's financial condition, results of operations and cash flows. The Company will continue to implement, as deemed necessary or advisable, procedures and processes to protect the health and safety of its employees, customers, partners and suppliers. While the COVID-19 pandemic had a limited impact on the Company's financial results and operations during the year ended April 30, 2022, there is no guarantee that the COVID-19 pandemic or its contributory effects will not have a material impact on future financial results or operations.
Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts and notes receivable. The Company assesses the credit standing of counterparties as considered necessary. The Company routinely assesses the financial strength of its customers and generally does not require collateral. Concentrations of credit risk with respect to trade accounts receivable are limited due to the substantial number of geographically diverse customers comprising the Company’s customer base. Additionally, the Company maintains allowances for expected credit losses. The Company does not enter into financial instruments for trading or speculative purposes. As of April 30, 2022 and 2021, no customer accounted for more than 10% of gross accounts receivable.
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The holders of the Company’s Exchangeable Shares (as defined in Note 11, “Stockholders’ Equity”) were entitled to receive dividends or distributions that were equal to any dividends or distributions on the Company’s common stock. As a result, when the Exchangeable Shares were outstanding during the year ended April 30, 2020, they were classified as a participating security and thereby required the allocation of income that would have otherwise been available to common stockholders when calculating earnings per share. Diluted earnings per share for the year ended April 30, 2020 was calculated by utilizing the most dilutive result of the if-converted and two-class methods. In both methods, net income attributable to common stockholders and the weighted-average common shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules.
Recently Issued Accounting Pronouncements
Reference Rate Reform – In March 2020, the Financial Accounting Standards Board (“FASB”) issued new guidance to temporarily ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The guidance was effective upon issuance and generally can be applied through December 31, 2022. However, the new guidance is not applicable to contract modifications made, and hedging relationships entered into or evaluated after, December 31, 2022. The Company will adopt this guidance when its relevant contracts are modified to alternative reference rates. The Company does not expect the adoption to have a material impact on its consolidated financial statements.
Business Combinations – In October 2021, the FASB issued new guidance which requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Code 606, "Revenue from Contracts with Customers." This creates an exception to the general recognition and measurement principles in existing business combination guidance. The new guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The amendments in this new guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
2. Business Combinations
The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing certain acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Consolidated Statements of Operations and Comprehensive Income (Loss). The results of operations of acquisitions are reflected in the Company’s Consolidated Financial Statements from the date of acquisition. The Company's Consolidated Statement of Operations and Comprehensive Income for the year ended April 30, 2022 included $237.9 million of net sales and $4.6 million of net income from acquisitions made in fiscal 2022. The Company recorded transaction cost of $3.5 million, $1.1 million and $2.4 million during the years ended April 30, 2022, 2021 and 2020, respectively.
Fiscal 2022 Acquisitions
Westside Acquisition
On July 1, 2021, the Company acquired substantially all the assets of Westside Building Material (“Westside”), one of the largest independent distributors of interior building products in the U.S., for preliminary consideration of $140.1 million. Westside is a leading supplier of steel framing, wallboard, ceilings, insulation and complementary building products serving commercial and residential markets. Westside’s distribution network comprises ten locations, including nine across California (Anaheim, Hesperia, Oakland, Chatsworth, Fresno, Lancaster, Santa Maria, San Diego and National City) and one in Las Vegas, Nevada. The acquisition was funded with cash on hand and borrowings under the Company's asset based revolving credit facility. The primary purpose of the transaction was to expand the geographical coverage of the Company and grow the business.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The acquisition accounting is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The primary area of the preliminary acquisition accounting that is not yet finalized relates to settlement of the holdback liability.
The following table summarizes the components of the preliminary consideration:

(in thousands)
Cash consideration	$126,608
Holdback liability	13,500
Total preliminary consideration transferred	$140,108
Included in the total preliminary consideration as of April 30, 2022 is a $13.5 million holdback liability for general representations and warranties of the sellers that is scheduled to be settled 15 months after the acquisition date.
The following table summarizes the preliminary acquisition accounting for this acquisition, and subsequent measurement period adjustments recorded, based on currently available information:

	Initial Acquisition Accounting	Adjustments	Updated Acquisition Accounting
	(in thousands)
Trade accounts and notes receivable	$27,081	$(799)	$26,282
Inventories	28,900	(145)	28,755
Prepaid and other current assets	228	—	228
Property and equipment	16,687	—	16,687
Operating lease right-of-use assets	20,782	—	20,782
Customer relationships	51,500	—	51,500
Tradenames	11,300	—	11,300
Goodwill	13,351	1,363	14,714
Accounts payable and accrued expenses	(14,375)	54	(14,321)
Operating lease liabilities	(15,819)	—	(15,819)
Fair value of consideration transferred	$139,635	$473	$140,108
Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is attributable to the Company's geographic divisions reportable segment. Goodwill is expected to be deductible for U.S. federal income tax purposes. The estimated useful life for the customer relationships is 12 years and the estimated useful life for the tradenames is 15 years.
Trade accounts and notes receivable had an estimated fair value of $26.3 million and a gross contractual value of $26.4 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.
Ames Acquisition
On December 1, 2021, the Company acquired Ames Taping Tools Holding LLC (“Ames”) for preliminary consideration of $226.7 million in cash. Ames is the leading provider of automatic taping and finishing (“ATF”) tools and related products to the professional drywall finishing industry. Ames operates nearly 100 retail locations servicing professionals in the interior finishing market. The acquisition was primarily funded with borrowings under the Company's asset based revolving credit facility. The primary purpose of the transaction was to expand the Company's complementary product offerings and grow the business.
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The acquisition accounting is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date.  The primary areas of the preliminary acquisition accounting that are

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
not yet finalized relate to the finalization of working capital adjustments and residual goodwill.
The following table summarizes the preliminary acquisition accounting for this acquisition, and subsequent measurement period adjustments recorded, based on currently available information:

	Initial Acquisition Accounting	Adjustments	Updated Acquisition Accounting
	(in thousands)
Cash and cash equivalents	$10,692	$—	$10,692
Trade accounts and notes receivable	9,955	(54)	9,901
Inventories	15,464	870	16,334
Prepaid and other current assets	1,941	—	1,941
Property and equipment	6,165	—	6,165
Operating lease right-of-use assets	8,238	(235)	8,003
Customer relationships	63,000	(3,000)	60,000
Tradenames	53,000	(4,000)	49,000
Patents	3,000	—	3,000
Goodwill	104,557	3,383	107,940
Accounts payable and accrued expenses	(14,827)	3,170	(11,657)
Deferred tax liability	(28,440)	1,794	(26,646)
Operating lease liabilities	(8,238)	235	(8,003)
Fair value of consideration transferred	$224,507	$2,163	$226,670
Goodwill recognized is attributable to expected synergies and the expected value in the potential to expand and enhance the Company's complementary product offerings and is attributable to the Company's other reportable segment. Goodwill is not expected to be deductible for U.S. federal income tax purposes. The estimated useful life for the customer relationships is 11 years and the estimated useful life for the patents is 10 years. Tradenames valued at $26.0 million have an estimated useful life of 15 years and tradenames valued at $23.0 million are expected to have an indefinite useful life.
Trade accounts and notes receivable had an estimated fair value of $9.9 million and a gross contractual value of $11.6 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.
Pro Forma Financial Information
The following table presents the unaudited pro forma consolidated net sales and net income for the Company for the periods indicated:

	Year Ended April 30,
	2022	2021
	(in thousands)
Net sales	$4,718,531	$3,579,882
Net income	281,151	113,478
The above pro forma results have been calculated by combining the historical results of the Company, Westside and Ames as if the acquisitions of Westside and Ames had occurred on May 1, 2020, the first day of the comparable prior reporting period. The pro forma results include estimates for intangible asset amortization, depreciation, interest expense and income taxes, and are subject to change once final asset values have been determined. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future.
Other Acquisitions
On June 3, 2021, the Company acquired the assets of Architectural Coatings Distributors, Inc. (“Architectural Coating”). Architectural Coating is an interior building products distributor in Cleveland, Ohio. On August 2, 2021, the

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Company acquired certain assets of DK&B Construction Specialties, Inc. (“DK&B”). DK&B is a distributor of External Insulation and Finishing Systems (“EIFS”) and stucco products through one location in Omaha, Nebraska. On December 1, 2021, the Company acquired the assets of Kimco Supply Company (“Kimco”). Kimco sells building and construction supplies through two locations in the Tampa, Florida area. The impact of these acquisitions is not material to the Company’s Consolidated Financial Statements.
Fiscal 2021 Acquisition
On February 1, 2021, the Company acquired 100% of the outstanding stock of D.L. Building Materials Inc. (“D.L. Building Materials”) for consideration of approximately $38.9 million ($49.9 million Canadian dollars). D.L. Building Materials distributes wallboard, acoustical ceilings, steel framing, insulation and related building products in the Eastern Ontario and Western Quebec markets through two locations in Gatineau, Quebec and Kingston, Ontario.
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The following table summarizes the acquisition accounting:

	Preliminary Acquisition Accounting	Adjustments	Final Acquisition Accounting
	(in thousands)
Cash	$4,179	$—	$4,179
Trade accounts and notes receivable	8,325	(24)	8,301
Inventories	5,075	(8)	5,067
Prepaid and other current assets	675	—	675
Property and equipment	2,721	—	2,721
Operating lease right-of-use assets	1,103	—	1,103
Customer relationships	20,926	(476)	20,450
Tradenames	2,498	—	2,498
Goodwill	9,084	—	9,084
Liabilities assumed	(12,282)	(45)	(12,327)
Deferred income taxes	(2,830)	—	(2,830)
Fair value of consideration transferred	$39,474	$(553)	$38,921
Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is all attributable to the Company's geographic divisions reportable segment. Goodwill is not deductible for U.S. federal income tax purposes. The pro forma impact of this acquisition is not presented as it is not considered material to the Company's Consolidated Financial Statements.
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	April 30,
	2022	2021
	(in thousands)
Trade receivables	$675,724	$488,002
Other receivables	83,668	76,941
Allowance for expected credit losses	(5,087)	(3,254)
Other allowances	(4,259)	(3,028)
Trade accounts and notes receivable	$750,046	$558,661
The following table presents the change in the allowance for expected credit losses during the year ended April 30, 2022:

(in thousands)
Balance as of April 30, 2021	$3,254
Provision	1,588
Other	245
Balance as of April 30, 2022	$5,087
Receivables from contracts with customers, net of allowances, were $666.4 million and $481.7 million as of April 30, 2022 and 2021, respectively. The Company did not have material amounts of contract assets or liabilities as of April 30, 2022 or 2021.
4. Property and Equipment
The Company’s property and equipment consisted of the following:

	April 30,
	2022	2021
	(in thousands)
Land	$62,185	$56,841
Buildings and leasehold improvements	130,824	120,616
Machinery and equipment	381,090	324,375
Construction in progress	3,868	2,858
Total property and equipment	577,967	504,690
Less: accumulated depreciation and amortization	227,288	193,364
Total property and equipment, net of accumulated depreciation	$350,679	$311,326
Depreciation expense for property and equipment, which includes amortization of property under finance leases, was $55.4 million, $50.5 million and $51.3 million during the years ended April 30, 2022, 2021 and 2020, respectively.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
5. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2021	$645,377	$(69,047)	$576,330
Goodwill recognized from acquisitions	125,842	—	125,842
Acquisition accounting adjustments	(476)	—	(476)
Translation adjustment	(8,319)	2,520	(5,799)
Balance as of April 30, 2022	$762,424	$(66,527)	$695,897
Goodwill recognized from acquisitions includes $107.9 million assigned to the Company's other segment. All other goodwill relates to the Company's geographic divisions reportable segment.
In connection with the Company's annual goodwill impairment test during the fourth quarter of fiscal 2022, the Company performed a qualitative assessment of the carrying value of its goodwill. This assessment took into consideration changes in the broader economy, the Company's industry and the Company's business since the last quantitative impairment test. Based on the Company's assessment, the Company concluded there was no impairment of goodwill. The Company identified nine reporting units for evaluating goodwill for the fiscal 2022 annual impairment test, which were Central, Midwest, Northeast, Southern, Southeast, Southwest, Western, Canada and Ames. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company evaluates its reporting units on an annual basis.
When the Company performs a quantitative test, the Company estimates the fair values of its reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the Company calculates the fair value of the reporting unit based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method include internal forecasts and projections developed by management for planning purposes, available industry/market data, discount rates and the growth rate to calculate the terminal value. Under the market approach, the fair value is estimated using the guideline company method. The Company selects guideline companies in the industry in which each reporting unit operates. The Company primarily uses revenue and EBITDA multiples based on the multiples of the selected guideline companies.
The Company recognized a $63.1 million non-cash impairment charge to write off goodwill related to its Canada reporting unit in conjunction with its annual goodwill impairment test performed in the fourth quarter of fiscal 2020. This charge was included in impairment of goodwill in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended April 30, 2020. The Company’s annual impairment test during the fourth quarter of fiscal 2020 indicated the estimated fair values of its other reporting units exceeded their carrying values. The primary factors contributing to the impairment was an increase in the discount rate and a decrease in market multiples, combined with a decrease in the reporting unit’s forecasted near-term cash flows, primarily resulting from COVID-19 driven economic uncertainty. The impairment charge was equal to the excess of the reporting unit’s carrying value over its fair value. The Company's annual impairment tests during the fourth quarters of fiscal 2022 and 2021 indicated that the fair value of the Company’s reporting units exceeded their carrying values. As of April 30, 2022, the Company had $138.3 million of remaining goodwill related to its Canada reporting unit.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Intangible Assets
The following tables present the components of the Company’s definite-lived intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2022
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5 - 16	12.5	$669,018	$(381,650)	$287,368
Definite-lived tradenames	5 - 20	15.6	97,453	(19,496)	77,957
Vendor agreements	8 - 10	10.0	1,000	(475)	525
Developed technology	5 - 10	6.8	8,471	(4,462)	4,009
Other	3 - 5	3.6	1,761	(1,240)	521
Definite-lived intangible assets			$777,703	$(407,323)	$370,380
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$454,747

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2021
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5 - 16	13.3	$569,255	$(330,880)	$238,375
Definite-lived tradenames	5 - 20	16.8	62,084	(14,842)	47,242
Vendor agreements	8 - 10	8.3	6,644	(5,372)	1,272
Developed technology	5	4.9	5,699	(3,381)	2,318
Other	3 - 5	3.3	4,291	(3,996)	295
Definite-lived intangible assets			$647,973	$(358,471)	$289,502
Indefinite-lived intangible assets					61,367
Total intangible assets, net					$350,869
The Company’s indefinite-lived intangible assets, other than goodwill, consist of tradenames that had a carrying amount of $84.4 million and $61.4 million as of April 30, 2022 and 2021, respectively. In connection with the Company's annual impairment test during the fourth quarter of fiscal 2022, the Company performed a qualitative assessment of the carrying value of its indefinite-lived intangible assets similar to the goodwill assessment described above. Based on the Company's assessment, the Company concluded there was no impairment of its indefinite-lived intangible assets.
Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flow generated by such assets and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $63.8 million, $57.6 million and $65.2 million during the years ended April 30, 2022, 2021 and 2020, respectively, and is recorded in depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Year Ending April 30,	(in thousands)
2023	$66,574
2024	55,679
2025	46,644
2026	39,412
2027	34,300
Thereafter	127,771
Total	$370,380

6. Other Accrued Expenses and Current Liabilities
The Company’s other accrued expenses and current liabilities consisted of the following:

	April 30,
	2022	2021
	(in thousands)
Insurance related liabilities	$14,775	$14,301
Customer rebates payable	16,724	12,723
Sales taxes payable	16,702	11,529
Income taxes payable	7,125	5,928
Holdback liability(a)	14,179	—
Reserve for sales returns	9,772	6,028
Accrued interest(b)	8,953	881
Derivative liability(c)	1,136	11,817
Other	38,572	23,931
Total other accrued expenses and current liabilities	$127,938	$87,138
___________________________________
(a)The holdback liability as of April 30, 2022 primarily consists of a holdback liability for general representation and warranties of the sellers for the Westside acquisition that is scheduled to be released 15 months from the acquisition date. See Note 2, “Business Combinations,” for more information.
(b)Accrued interest as of April 30, 2022 primarily consists of accrued interest on the Company's senior unsecured notes issued in April 2021, in which interest is paid semi-annually in arrears on May 1 and November 1. See Note 7, “Long-Term Debt,” for more information.
(c)Derivative liability represents the current portion of the fair value of the Company's interest rate swap agreements. The amount decreased due to an increase in interest rates and due to the agreements approaching the February 2023 termination date. See Note 14, “Fair Value Measurements,” for more information.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
7. Long-Term Debt
The Company’s long-term debt consisted of the following:

	April 30,
	2022	2021
	(in thousands)
Term Loan Facility	$504,613	$509,722
Unamortized discount and deferred financing costs on Term Loan Facility	(3,581)	(4,735)
ABL Facility	211,134	—
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(4,836)	(5,485)
Finance lease obligations	120,138	117,948
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2025	7,086	11,716
Unamortized discount on installment notes	(364)	(739)
Carrying value of debt	1,184,190	978,427
Less current portion	47,605	46,018
Long-term debt	$1,136,585	$932,409
Term Loan Facility
The Company’s wholly owned subsidiaries, GYP Holdings II Corp., as parent guarantor (in such capacity, “Holdings”), and GYP Holdings III Corp., as borrower (in such capacity, the “Borrower” and, together with Holdings and the Subsidiary Guarantors (as defined below), the “Loan Parties”), have a senior secured first lien term loan facility (the “Term Loan Facility”). The Term Loan Facility permits the Borrower to add one or more incremental term loans up to a fixed amount of $100.0 million plus a certain amount depending on a secured first lien leverage ratio test included in the Term Loan Facility. The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, with the balance due June 1, 2025. Provided that the individual affected lenders agree accordingly, the maturities of the Term Loan Facility may, upon the Borrower’s request and without the consent of any other lender, be extended. GYP Holdings II Corp., the sole entity between borrower and financial reporting entity, is a holding company with no other operations, assets, liabilities or cash flows other than through its ownership of the Borrower and its operating subsidiaries. As of April 30, 2022, the applicable rate of interest was 3.26%.
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
On April 22, 2021, the Company entered into the Fourth Amendment to its First Lien Credit Agreement (the “Fourth Amendment”) that, among other things, reduced the applicable interest rate to LIBOR plus 2.50%, with a 0% floor. The Company used net proceeds from the issuance of senior unsecured notes due May 2029 (the "Senior Notes") on April 22, 2021 to repay a portion of outstanding borrowings under the Company's Term Loan Facility. The Company recorded a write-off of debt discount and deferred financing fees of $4.6 million, which is included in write-off of debt discount and deferred financing fees in the Consolidated Statement of Operations and Comprehensive Income for the year ended April 30, 2021.
Asset Based Lending Facility
The Company has an asset based lending facility ("ABL Facility") that provides for aggregate revolving commitments of $545.0 million. GYP Holdings III Corp. is the lead borrower (in such capacity, the “Lead Borrower”). Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
On November 30, 2021, the Company amended its ABL Facility to, among other things, increase the commitments thereunder by $100.0 million from $445.0 million to $545.0 million and change the interest rate provisions from LIBOR to Secured Overnight Financing Rate ("SOFR").
At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based at SOFR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee subject to utilization, as included in the ABL Facility agreement. As of April 30, 2022, the applicable base rate of interest was 3.50%.
As of April 30, 2022, the Company had available borrowing capacity of $307.4 million under the ABL Facility. The ABL Facility matures on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the Term Loan Facility.
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
Prepayments
The Term Loan Facility may be prepaid at any time. Under certain circumstances and subject to certain exceptions, the Term Loan Facility will be subject to mandatory prepayments in an amount equal to:
•100% of the net proceeds of certain asset sales and issuances or incurrences of nonpermitted indebtedness; and
•50% of annual excess cash flow for any fiscal year, such percentage to decrease to 25% or 0% depending on the attainment of certain total leverage ratio targets.
As of April 30, 2022, there was no prepayment required related to excess cash flow.
The ABL Facility may be prepaid at the Company’s option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding ABL Facility exceeds the lesser of the (i) borrowing base and (ii) the aggregate amount of commitments. Mandatory prepayments do not result in a permanent reduction of the lenders’ commitments under the ABL Facility.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Guarantees
Holdings guarantees the payment obligations under the ABL Facility and the Term Loan Facility. Certain of Holdings’ subsidiaries (i) guarantee the payment obligations under the Term Loan Facility (in such capacity, the “Subsidiary Guarantors”) and (ii) are co-borrowers under the ABL Facility.
Covenants
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of April 30, 2022.
The Term Loan Facility contains a number of covenants that limit the Company’s ability and the ability of the Company’s restricted subsidiaries, as described in the respective credit agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all covenants as of April 30, 2022.
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
Senior Notes
On April 22, 2021, the Company issued $350.0 million of Senior Notes in a private offering. Proceeds from the Senior Notes were used to repay a portion of outstanding borrowings under the Company's Term Loan Facility and to pay related transaction fees and expenses. The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1.
The Senior Notes are general senior unsecured obligations, rank equally in right of payment with all existing and future senior indebtedness of the Company, including the Term Loan Facility and ABL Facility, and are senior in right of payment to any existing and future subordinated indebtedness of the Company. The Senior Notes and the related guarantees are effectively subordinated to all existing and future secured indebtedness of the Company and the Company’s subsidiaries guaranteeing the notes, including indebtedness under the Term Loan Facility and the ABL Facility, to the extent of the value of the assets securing such indebtedness. The Senior Notes and the related guarantees are structurally subordinated to all of the existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the Senior Notes, including the senior secured asset-based revolving credit facility of Titan (the “Canadian Facility”).
The Company may redeem some or all of the Senior Notes at any time on or after May 1, 2024, at the redemption prices set forth in the indenture, plus accrued and unpaid interest up to, but not including, the redemption date. Prior to May 1, 2024, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus the “make-whole” premium set forth in the indenture. The Company may redeem up to 40% of the Senior Notes at any time prior to May 1, 2024, with the proceeds of certain equity offerings at the redemption prices set forth in the Indenture. If the Company sells certain assets or consummates certain change in control transactions, the Company will be required to make an offer to repurchase the Senior Notes.

The indenture contains certain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur additional indebtedness, make certain dividends, repurchase Company stock or make other distributions, make certain investments, create liens, transfer or sell assets, merge or consolidate, and enter into transactions with the Company’s affiliates. Such covenants are subject to important exceptions and qualifications set forth in the Indenture. The indenture also contains certain customary events of default, including failure to make payments in respect of the principal amount of the Senior Notes, failure to make payments of interest on the Senior Notes when due and payable, failure to comply with certain covenants and agreements and certain events of bankruptcy or insolvency.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Canadian Revolving Credit Facility
The Company has a Canadian Facility that provides for aggregate revolving commitments of $23.3 million ($30.0 million Canadian dollars), as amended. The Canadian Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by the total debt to EBITDA ratio of the Company's Canadian subsidiaries at the end of the most recently completed fiscal quarter or year. During the year ended April 30, 2021, the Company amended the Canadian Facility to, among other things, extend the maturity date and remove the highest pricing level applicable to borrowings under the Canadian Facility. As of April 30, 2022, the Company had available borrowing capacity of $23.3 million under the Canadian Facility. The Canadian Facility matures on January 12, 2026.
Installment Notes
The Company’s installment notes include notes for subsidiary stock repurchases from stockholders, notes for the payout of stock appreciation rights and a note to the seller of an acquired company. See Note 13, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests.”
Debt Maturities
As of April 30, 2022, the maturities of existing long-term debt and finance leases were as follows:

	Term Loan Facility	ABL Facility	Senior Notes	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2023	$5,110	$—	$—	$38,208	$4,505	$47,823
2024	5,110	—	—	31,606	1,881	38,597
2025	5,110	211,134	—	21,940	700	238,884
2026	489,283	—	—	14,899	—	504,182
2027	—	—	—	8,936	—	8,936
Thereafter	—	—	350,000	4,549	—	354,549
	$504,613	$211,134	$350,000	$120,138	$7,086	$1,192,971
8. Leases
The components of lease expense were as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$22,295	$23,769	$24,352
Interest on lease liabilities	8,179	11,164	13,316
Operating lease cost	47,778	42,383	42,846
Variable lease cost	17,825	12,914	12,555
Total lease cost	$96,077	$90,230	$93,069
Operating lease cost, including variable lease cost, is included in selling, general and administrative expenses; amortization of finance ROU assets is included in depreciation and amortization; and interest on finance lease liabilities is included in interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Supplemental cash flow information related to leases was as follows:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$48,283	$42,876	$42,150
Operating cash flows from finance leases	8,179	11,164	13,316
Financing cash flows from finance leases	31,365	30,371	25,275
Right-of-use assets obtained in exchange for lease obligations
Operating leases(a)	71,252	37,513	38,143
Finance leases	41,699	27,400	50,484
_________________________________________

(a) Includes operating lease right-of-use assets obtained in acquisitions. See Note 2, “Business Combinations” for more information on business combinations.

Other information related to leases was as follows:

	April 30,
	2022	2021
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$193,380	$176,591
Accumulated depreciation	(57,363)	(51,869)
Property and equipment, net	$136,017	$124,722
Weighted-average remaining lease term (years)
Operating leases	4.6	4.7
Finance leases	3.7	3.5
Weighted-average discount rate
Operating leases	4.7%	5.5%
Finance leases	4.2%	4.6%
Future minimum lease payments under non-cancellable leases as of April 30, 2022 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2023	$43,734	$44,730
2024	34,501	42,299
2025	23,492	31,526
2026	15,718	20,125
2027	9,308	10,836
Thereafter	4,688	18,924
Total lease payments	131,441	168,440
Less imputed interest	11,303	17,864
Total	$120,138	$150,576

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
9. Retirement Plan
The Company maintains a 401(k) defined contribution retirement plan for its employees. Participants are allowed to choose from a selection of mutual funds to designate how both employer and employee contributions are invested. Under the plan, the Company matches 50% of each employee’s contributions on the first 4% of the employee’s compensation contributed. The Company contributed $6.8 million, $3.2 million and $5.3 million, during the years ended April 30, 2022, 2021 and 2020, respectively. In June 2020, the Company suspended matching contributions under the plan. In January 2021, the Company reinstated its matching contributions.
10. Income Taxes
The following table presents the components of income before taxes for the years ended April 30, 2022, 2021 and 2020:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
United States	$320,353	$106,059	$106,850
Foreign	44,466	31,035	(60,525)
Income before taxes	$364,819	$137,094	$46,325
The following table presents the components of income tax expense for the years ended April 30, 2022, 2021 and 2020:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Current
Federal	$60,406	$27,171	$12,537
Foreign	11,995	9,098	1,624
State	19,327	5,594	7,857
Total Current	91,728	41,863	22,018
Deferred
Federal	4,657	(4,653)	8,986
Foreign	(4,216)	(5,870)	(7,347)
State	(792)	194	(713)
Total Deferred	(351)	(10,329)	926
Total provision for income taxes	$91,377	$31,534	$22,944

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement for the years ended April 30, 2022, 2021 and 2020:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Federal income taxes at statutory rate	$76,613	$28,793	$9,747
State income taxes, net of federal income tax benefit	14,730	4,000	4,054
Impact of foreign rate differences	(2,827)	(1,055)	(2,861)
Impact of rate difference on impairment of goodwill	—	—	7,630
Net change in valuation allowance	350	578	9,070
Equity-based compensation	(1,659)	(1,012)	(1,196)
GILTI	1,076	1,911	704
Financing structure	—	(2,315)	(5,361)
Other	3,094	634	1,157
Total provision for income taxes	$91,377	$31,534	$22,944
The tax effects of temporary differences, which give rise to deferred income taxes as of April 30, 2022 and 2021 are as follows:

	April 30,
	2022	2021
Deferred income tax assets:	(in thousands)
Allowances on accounts and notes receivable	$4,314	$2,617
Accrued payroll and related costs	3,758	5,093
Insurance reserves	4,079	4,086
Inventory costs	4,606	3,252
Deferred compensation	9,038	7,892
Equity compensation	3,253	2,612
Derivative instrument	281	5,083
Acquisition related costs	1,356	1,202
Net operating loss carry-forwards	1,815	1,591
Disallowed interest expense	1,330	974
Investment in partnerships	26,700	24,316
Operating lease liability	37,746	30,322
Other deferred tax assets, net	2,359	1,147
Total deferred income tax assets	100,635	90,187
Less: Valuation allowance	(11,719)	(11,768)
Total deferred income tax assets, net of valuation allowance	88,916	78,419
Deferred income tax liabilities:
Amortization of intangible assets	(43,314)	(19,488)
Operating lease right-of-use assets	(37,043)	(29,493)
Depreciation	(37,027)	(25,668)
Other deferred tax liabilities, net	(451)	(783)
Total deferred income tax liabilities	(117,835)	(75,432)
Deferred income tax (liabilities) assets, net	$(28,919)	$2,987
GILTI. The Company is subject to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.
As of April 30, 2022, the Company’s assertion has not changed from the year ended April 30, 2021 that it does not intend to permanently reinvest its accumulated earnings in its non-U.S. subsidiaries and will continue to periodically distribute the earnings on an as needed basis. The Company does not anticipate significant tax consequences from any future distributions.
NOLs. During recent tax years, the Company generated certain state net operating loss carry-forwards which are available for use against taxable income in each respective state. The Company had gross state net operating losses available for carry-forward of $28.1 million and $29.7 million as of April 30, 2022 and 2021, respectively, which expire beginning in 2024.
Valuation allowance. Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. As of each reporting date, the Company considers new evidence, both positive and negative, that could affect the future realization of deferred tax assets. Valuation allowances are established if management believes that it is more likely than not the related tax benefits will not be realized. The valuation allowance as of April 30, 2022 and 2021 primarily relates to a portion of the Titan outside basis difference that was created as a result of the impairment of goodwill recognized during the year ended April 30, 2020 and state tax attribute carry forwards. The net operating loss carryforwards expire from 2024 to 2042.
Uncertain tax positions. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. The Company’s policy for recording penalties and interest associated with uncertain tax positions is to record such items as a component of selling, general and administrative expense. The Company had no reserve for uncertain tax positions as of April 30, 2022 and 2021.
As of April 30, 2022, the tax years ended April 30, 2019 through 2022 remain subject to examination by the U.S. Internal Revenue Service. As of April 30, 2022, the tax years ended April 30, 2021 and 2022 remain subject to examination by the Barbados Revenue Authority and the tax years ended April 30, 2018 through 2022 remain subject to examination by the Canada Revenue Agency. In states in which the Company conducts business, the statute of limitation periods for examination generally vary from three to four years. Net operating losses dating back to 2008 are still being carried forward and remain subject to examination by the taxing authorities. The Company regularly assesses the potential outcomes of future examinations to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes that no liability for uncertain tax position is necessary as of April 30, 2022 and 2021.
11. Stockholders’ Equity
Exchangeable Shares
In connection with the acquisition of WSB Titan on June 1, 2018, the Company issued 1.1 million shares of equity that were exchangeable for the Company's common stock ("Exchangeable Shares"). The Exchangeable Shares contained rights that allowed the holders to exchange their Exchangeable Shares for GMS common stock at any time on a one-for-one basis. On June 13, 2019, the holders of the Exchangeable Shares exchanged all the Exchangeable Shares for 1.1 million shares of the Company’s common stock. Following such exchange, the Exchangeable Shares ceased to be outstanding.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Share Repurchase Program
On November 30, 2018, the Company's Board of Directors authorized a common stock repurchase program to repurchase up to $75.0 million of outstanding common stock. The Company repurchased 715 thousand and 134 thousand shares of its common stock for $35.5 million and $4.2 million during the years ended April 30, 2022 and April 30, 2021, respectively, pursuant to its share repurchase program. The Company did not repurchase any shares of its common stock during the year ended April 30, 2020. The repurchased common stock was retired. As of April 30, 2022, the Company had $18.8 million of remaining repurchase authorization under this share repurchase program.
On June 23, 2022, the Company's Board of Directors approved an expanded share repurchase program under which the Company is authorized to repurchase up to $200.0 million of its outstanding common stock. This expanded program replaces the Company’s previous share repurchase authorization of $75.0 million. The Company may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Exchange Act of 1934, as amended. The timing and amount of any purchases of the Company's common stock are subject to a variety of factors, including, but not limited to, the Company’s liquidity, credit availability, general business and market conditions, debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion.
Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes to accumulated other comprehensive income (loss), net of tax, by component for the years ended April 30, 2022, 2021 and 2020:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2019	$(22,320)	$(4,254)	$(26,574)
Other comprehensive loss before reclassification	(18,257)	(22,263)	(40,520)
Reclassification to earnings from accumulated other comprehensive income (loss)	—	2,012	2,012
Balance as of April 30, 2020	(40,577)	(24,505)	(65,082)
Other comprehensive income (loss) before reclassification	61,341	(311)	61,030
Reclassification to earnings from accumulated other comprehensive income (loss)	—	8,811	8,811
Balance as of April 30, 2021	20,764	(16,005)	4,759
Other comprehensive income (loss) before reclassification	(25,805)	6,127	(19,678)
Reclassification to earnings from accumulated other comprehensive income (loss)	—	8,876	8,876
Balance as of April 30, 2022	$(5,041)	$(1,002)	$(6,043)
Other comprehensive loss on derivative instruments for the years ended April 30, 2022, 2021 and 2020 is net of tax of $2.0 million, $0.1 million and $6.4 million, respectively. Reclassification to earnings from accumulated other comprehensive income (loss) for the years ended April 30, 2022, 2021 and 2020 is net of tax of $2.9 million, $2.8 million and $0.6 million, respectively.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
12. Equity-Based Compensation
General
The Company has granted options and restricted stock units to employees and non-employee directors to purchase the Company’s common stock under various stock incentive plans. The plans are administered by a committee of the Board of Directors, which determines the terms of the awards granted. The committee may grant various forms of equity-based incentive compensation, including stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards, among others. Stock options are granted with an exercise price equal to the closing market value of GMS common stock on the date of grant, have a term of ten years, and vest over terms of three to four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant. The Company’s current stock incentive plan provides for the issuance of a maximum of 2.4 million shares, of which 2.0 million shares were still available for grant as of April 30, 2022. The Company intends to use authorized and unissued shares to satisfy share award exercises.
Share-based compensation expense related to stock options and restricted stock units was $10.4 million, $7.9 million and $6.5 million during the years ended April 30, 2022, 2021 and 2020, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Stock Option Awards
The following table presents stock option activity as of and for the year ended April 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2021	1,289	$20.86	6.8	$29,465
Options granted	208	49.77
Options exercised	(222)	20.02
Options forfeited	(30)	29.24
Outstanding as of April 30, 2022	1,245	$25.65	6.4	$28,121
Exercisable as of April 30, 2022	732	$20.24	4.9	$20,272
Vested and expected to vest as of April 30, 2022	1,241	$25.61	6.4	$28,086
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the years ended April 30, 2022, 2021 and 2020 was $7.5 million, $9.9 million and $11.5 million, respectively. As of April 30, 2022, there was $4.5 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.9 years.
The fair value of stock options granted during the years ended April 30, 2022, 2021 and 2020 was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting weighted average grant date fair value:

	Year Ended April 30,
	2022	2021	2020
Volatility	43.13%	51.28%	49.86%
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	0.89%	0.30%	1.97%
Dividend yield	—%	—%	—%
Grant date fair value	$20.86	$11.13	$10.59

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
Restricted Stock Units
The following table presents restricted stock unit activity for the year ended April 30, 2022:

	Number of Restricted Stock Units	Weighted Average Exercise Price
	(shares in thousands)
Outstanding as of April 30, 2021	361	$22.92
Granted	164	49.51
Vested	(182)	23.14
Forfeited	(13)	28.62
Outstanding as of April 30, 2022	330	$35.83
As of April 30, 2022, there was $6.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”) which allows for qualified employees (as defined) to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. The ESPP authorizes the issuance of a total 2.0 million shares, of which 1.6 million shares were still available for issuance as of April 30, 2022. The Company recognized $0.6 million, $0.5 million and $0.5 million of stock-based compensation expense in during the years ended April 30, 2022, 2021 and 2020, respectively, related to the ESPP.
The following table presents the number of shares of the Company’s common stock purchased under the ESPP and average price per share:

	Year Ended April 30,
	2022	2021	2020
	(shares in thousands)
Number of shares purchased under the ESPP	70	95	115
Average purchase price	$33.19	$21.78	$15.62

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
13. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2020	$24,205	$1,660	$8,300
Amounts redeemed	(583)	—	—
Change in fair value	3,173	215	1,073
Balance as of April 30, 2021	26,795	1,875	9,373
Amounts redeemed	(320)	—	—
Change in fair value	4,403	330	1,653
Balance as of April 30, 2022	$30,878	$2,205	$11,026

Classified as current as of April 30, 2021	$1,305	$—	$—
Classified as long-term as of April 30, 2021	25,490	1,875	9,373

Classified as current as of April 30, 2022	$1,532	$—	$—
Classified as long-term as of April 30, 2022	29,346	2,205	11,026
Total expense related to these instruments was $6.4 million, $4.5 million and $2.1 million during the years ended April 30, 2022, 2021 and 2020, respectively, and was included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets.
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
Stock Appreciation Rights
Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over five years, upon a triggering event. As of April 30, 2022, all stock appreciation rights were vested. Liabilities related to these agreements are classified as share-based liability awards and are measured at fair value.
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
Upon the termination of employment or other triggering events including death or disability of the noncontrolling stockholders in the Company’s subsidiaries, we have to purchase, or redeem, the noncontrolling interests at either an agreed upon price or a formula value provided in the stockholder agreements. This formula value is typically based on the book value per share of the subsidiary’s equity, including certain adjustments.
14. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the estimated carrying amount and fair value of the Company’s liabilities measured at fair value on a recurring basis:

	April 30,
	2022	2021
	(in thousands)
Interest rate swaps (Level 2)	$1,136	$21,004
The Company has interest rate swap agreements with notional amounts totaling $500.0 million to convert the variable interest rate on a portion of its Term Loan Facility to a fixed 1-month LIBOR interest rate of 2.46%. The contracts were effective on February 28, 2019 and terminate on February 28, 2023. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company believes there have been no material changes in the creditworthiness of the counterparty to this interest rate swap and believes the risk of nonperformance by such party is minimal. The Company designated the interest rate swaps as a cash flow hedges.
As of April 30, 2022, the $1.1 million interest rate swap liability was classified in other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheet. As of April 30, 2021, $11.8 million of the interest rate swap liability was classified in other accrued expenses and current liabilities and $9.2 million was classified in other liabilities in the Condensed Consolidated Balance Sheet. The Company recognized losses, net of tax, of $8.9 million, $8.8 million and $2.0 million in earnings during the years ended April 30, 2022, 2021 and 2020 respectively, related to its interest rate swaps. These losses are included in interest expense in the Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities within the Consolidated Statements of Cash Flows. As of April 30, 2022, the Company expects that approximately $1.1 million of pre-tax net losses will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.

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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” During the year ended April 30, 2021, the Company recorded a $1.0 million impairment of operating

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
lease ROU assets. During the fourth quarter of 2020, the Company recognized a $63.1 million non-cash impairment charge to goodwill related to its Canada reporting unit. See Note 5, “Goodwill and Intangible Assets,” for more information regarding the impairment of goodwill and the fair value methodology. Also during the fourth quarter of 2020, the Company initiated a restructuring plan to close one of its facilities and recorded a $1.9 million impairment of the operating lease ROU asset. There were no other material long-lived asset impairments during the years ended April 30, 2022, 2021 or 2020.
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

	April 30, 2022		April 30, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$310,625	$350,000	$350,000
15. Transactions With Related Parties
The Company purchases inventories from Southern Wall Products, Inc. (“SWP”) on a continuing basis. During the years ended April 30, 2021 and 2020, certain former executive officers and stockholders and certain directors and stockholders of the Company were stockholders of SWP. As of April 30, 2021, these executive officers and directors were no longer with the Company. The Company purchased inventory from SWP for distribution in the amount of $7.3 million and $14.3 million during the years ended April 30, 2021 and 2020, respectively.
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
17. Segments
General
The Company defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) in order to assess performance and allocate resources. The Company’s CODM is its Chief Executive Officer. The Company has nine operating segments based on the Company’s eight geographic divisions, which are Central, Midwest, Northeast, Southern, Southeast, Southwest, Western and Canada, and Ames. The Company aggregates its eight geographic divisions operating segments into one reportable segment based on similarities between the operating segments’ economic characteristics, nature of products sold, production process, type of customer and methods of distribution. The accounting policies of the operating segments are the same as those described in the summary of significant policies. In addition to the Company’s reportable segment, the Company’s consolidated results include both corporate activities and certain other activities. Corporate includes

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
the Company’s corporate office building and support services provided to its subsidiaries. Other includes Tool Source Warehouse, Inc., which functions primarily as an internal distributor of tools, and Ames.
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
The following tables present segment results:

	Year Ended April 30, 2022				April 30, 2022
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA	Total Assets
	(in thousands)
Geographic divisions	$4,559,477	$1,451,748	$111,452	$551,200	$2,809,394
Other	75,398	36,527	6,120	15,721	290,341
Corporate	—	—	1,660	—	4,664
	$4,634,875	$1,488,275	$119,232	$566,921	$3,104,399

	Year Ended April 30, 2021				April 30, 2021
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA	Total Assets
	(in thousands)
Geographic divisions	$3,263,893	$1,051,741	$106,152	$316,774	$2,459,344
Other	34,930	10,962	364	2,597	20,339
Corporate	—	—	1,609	—	4,215
	$3,298,823	$1,062,703	$108,125	$319,371	$2,483,898

	Year Ended April 30, 2020				April 30, 2020
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA	Total Assets
	(in thousands)
Geographic divisions	$3,213,938	$1,053,555	$114,279	$297,646	$2,299,880
Other	27,369	9,659	233	2,113	18,745
Corporate	—	—	2,021	—	5,829
	$3,241,307	$1,063,214	$116,533	$299,759	$2,324,454

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents a reconciliation of Adjusted EBITDA to net income:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Net income	$273,442	$105,560	$23,381
Interest expense	58,097	53,786	67,718
Write-off of debt discount and deferred financing fees	—	4,606	1,331
Interest income	(163)	(86)	(88)
Provision for income taxes	91,377	31,534	22,944
Depreciation expense	55,437	50,480	51,332
Amortization expense	63,795	57,645	65,201
Impairment of goodwill	—	—	63,074
Stock appreciation expense(a)	4,403	3,173	1,572
Redeemable noncontrolling interests(b)	1,983	1,288	520
Equity-based compensation(c)	10,968	8,442	7,060
Severance and other permitted costs(d)	1,132	2,948	5,733
Transaction costs (acquisitions and other)(e)	3,545	1,068	2,414
(Gain) loss on disposal and impairment of assets(f)	(913)	(1,011)	658
Effects of fair value adjustments to inventory(g)	3,818	788	575
Gain on legal settlement	—	(1,382)	(14,029)
Secondary public offering costs(h)	—	—	363
Debt transaction costs(i)	—	532	—
Adjusted EBITDA	$566,921	$319,371	$299,759
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
(h)Represents costs paid to third-party advisors related to secondary offerings of our common stock.
(i)Represents costs paid to third-party advisors related to debt refinancing activities.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Revenues by Product
The following table presents Company’s net sales to external customers by main product line:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
Wallboard	$1,710,851	$1,346,648	$1,329,775
Ceilings	567,700	451,766	475,827
Steel framing	1,027,941	469,048	502,122
Complementary products	1,328,383	1,031,361	933,583
Total net sales	$4,634,875	$3,298,823	$3,241,307
Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Year Ended April 30,
	2022	2021	2020
	(in thousands)
United States	$3,993,717	$2,770,450	$2,805,920
Canada	641,158	528,373	435,387
Total net sales	$4,634,875	$3,298,823	$3,241,307
The following table presents the Company’s property and equipment by major geographic area:

	April 30, 2022	April 30, 2021
	(in thousands)
United States	$311,061	$271,346
Canada	39,618	39,980
Total property and equipment, net	$350,679	$311,326
18. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year Ended April 30,
	2022	2021	2020
	(in thousands, except per share data)
Net income	$273,442	$105,560	$23,381
Less: Net income allocated to participating securities	—	—	74
Net income attributable to common stockholders	$273,442	$105,560	$23,307
Basic earnings per common share:
Basic weighted average common shares outstanding	43,075	42,765	41,853
Basic earnings per common share	$6.35	$2.47	$0.56
Diluted earnings per common share:
Basic weighted average common shares outstanding	43,075	42,765	41,853
Add: Common Stock Equivalents	823	578	651
Diluted weighted average common shares outstanding	43,898	43,343	42,504
Diluted earnings per common share	$6.23	$2.44	$0.55
During the years ended April 30, 2021 and 2020, approximately 0.3 million and 0.8 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
have been anti-dilutive. During the year ended April 30, 2022, the number of Common Stock Equivalents excluded from the calculation of diluted earnings per share was not material. Anti-dilutive securities could be dilutive in future periods.
19. Valuation and Qualifying Accounts
Allowances for Accounts Receivable

	Balance at Beginning of Period	Provision	Charged to Other Accounts(a)	Deductions	Balance at End of Period
	(in thousands)
Fiscal Year Ended April 30, 2022	$(6,282)	$(1,588)	$(2,714)	$1,238	$(9,346)
Fiscal Year Ended April 30, 2021	(5,141)	(1,774)	(477)	1,110	(6,282)
Fiscal Year Ended April 30, 2020	(6,432)	(2,348)	938	2,701	(5,141)
__________________________________________
(a)Charged to other accounts represents the net (increase) decrease for specifically reserved accounts, as well as the net change in reserves for sales discounts, service charges and sales returns.
Valuation Allowance on Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Fiscal Year Ended April 30, 2022	$(11,768)	$(1,248)	$1,297	$(11,719)
Fiscal Year Ended April 30, 2021	(10,183)	(1,585)	—	(11,768)
Fiscal Year Ended April 30, 2020	(1,112)	(9,071)	—	(10,183)

20. Selected Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited financial information for each quarter of the years ended April 30, 2022 and 2021. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented.

	Year Ended April 30, 2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$1,042,076	$1,150,551	$1,153,595	$1,288,653
Gross profit	335,833	371,870	367,772	412,800
Net income	61,202	74,361	61,383	76,496
Per share data
Weighted average shares outstanding(1):
Basic	43,089	43,135	43,094	42,977
Diluted	43,972	43,894	43,945	43,776
Net income per share(1):
Basic	$1.42	$1.72	$1.42	$1.78
Diluted	$1.39	$1.69	$1.40	$1.75

GMS Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended April 30, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$802,573	$812,856	$751,191	$932,203
Gross profit	260,458	265,071	243,324	293,850
Net income	27,219	28,469	16,126	33,746
Per share data
Weighted average shares outstanding(1):
Basic	42,624	42,723	42,726	42,994
Diluted	43,017	43,174	43,361	43,828
Net income per share(1):
Basic	$0.64	$0.67	$0.38	$0.78
Diluted	$0.63	$0.66	$0.37	$0.77
__________________________________________
(1)Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net income per share amounts may not equal annual basic and diluted net income per share amounts.

21. Subsequent Event
On June 1, 2022, the Company acquired certain assets of Construction Supply of Southwest Florida, Inc. (“CSSWF”). CSSWF is a distributor of various stucco, building and waterproofing supplies serving markets in the southwest Florida area.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of April 30, 2022.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2022 based upon “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on criteria described in “Internal Control—Integrated Framework” (2013) issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2022. Management has excluded Westside Building Material ("Westside") and Ames Taping Tools Holding LLC ("Ames") from its assessment of internal control over financial reporting as of April 30, 2022 because these companies were acquired on July 1, 2021 and December 1, 2021, respectively, and there was not sufficient time to assess the design and effectiveness of their key internal controls prior to the conclusion of management's evaluation. Total assets and total revenues of Westside were approximately 5%, or $150.5 million, and 4%, or $191.0 million, of the related consolidated financial statement amounts as of and for the year ended April 30, 2022. Total assets and total revenues of Ames were approximately 9%, or $265.2 million, and 1%, or $41.8 million, of the related consolidated financial statement amounts as of and for the year ended April 30, 2022.
The effectiveness of the Company’s internal control over financial reporting as of April 30, 2022 has been audited by the Company’s independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders in the sections titled “Executive Compensation,” which information is hereby incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The information regarding security ownership of certain beneficial owners and management of our voting securities will be set forth in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders in the section titled “Security Ownership of Certain Beneficial Owners and Management,” which information is hereby incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of April 30, 2022 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,575,036	(1)	$25.65	(2)	2,025,649
Equity compensation plans not approved by security holders	—		—		—
Total	1,575,036		$25.65		2,025,649
___________________________________
(1)Includes 1,244,656 shares of Common Stock issuable upon exercise of outstanding stock options and 330,380 shares of Common Stock issuable upon vesting of outstanding restricted stock units.
(2)The weighted-average exercise price does not take into account the restricted stock units described in footnote (1) because the restricted stock units do not have an exercise price upon vesting.
Item 13. Certain Relationships and Related Party Transactions and Director Independence
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders in the sections titled “Board of Directors’ Independence” and “Transactions with Related Persons,” which information is hereby incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders in the section titled “Independent Registered Public Accounting Firm Fees and Services,” which information is hereby incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statements Schedules
(a) Documents filed as part of this Annual Report on Form 10-K
(1)Financial Statements
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of April 30, 2022 and 2021
•Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended April 30, 2022, 2021 and 2020
•Consolidated Statements of Stockholders’ Equity for the years ended April 30, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows for the years ended April 30, 2022, 2021 and 2020
•Notes to Consolidated Financial Statements
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

10.2
First Amendment to Amended and Restated Credit Agreement, dated as of November 30, 2021, by and among GYP Holdings II Corp., GYP Holdings III Corp., as lead borrower, the other borrowers party thereto, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent and collateral agent for the lenders from time to time party thereto, and as Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to GMS Inc.'s Quarterly Report on Form 10-Q filed December 2, 2021 (File No. 001-37784)).

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
10.6†
Amendment to Employment Agreement with John C. Turner, Jr., dated as of June 22, 2021 (incorporated by reference to Exhibit 10.6 to GMS Inc.'s Annual Report on Form 10-K filed June 24, 2021 (File No. 001-37784)).

10.7†	Employment Agreement with Scott Deakin, dated as of October 21, 2019 (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K dated October 3, 2019 (File No. 001-37784)).
10.8†
Amendment to Employment Agreement with Scott M. Deakin, dated as of June 22, 2021 (incorporated by reference to Exhibit 10.8 to GMS Inc.'s Annual Report on Form 10-K filed June 24, 2021 (File No. 001-37784)).

10.9†
Employment Agreement, by and between Craig Apolinsky and the Company, dated June 30, 2015 (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to GMS Inc.’s Registration Statement on Form S-1 filed on May 16, 2016 (File No. 333-205902)).

10.10†
Amendment to Employment Agreement with Craig D. Apolinsky, dated as of June 22, 2021 (incorporate by reference to Exhibit 10.11 to GMS Inc.'s Annual Report on Form 10-K filed June 24, 2021 (File No. 001-37784)).

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

10.20†
Form of Restricted Stock Unit Agreement under the GMS Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to GMS Inc.’s Current Report on Form 8-K filed November 10, 2020 (File No. 001-37784)).

10.21†
Form of Nonqualified Stock Option Agreement under the GMS Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to GMS Inc.'s Quarterly Report on Form 10-Q filed September 2, 2021 (File No. 001-37784)).

10.22†
Form of Restricted Stock Unit Agreement under the GMS Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to GMS Inc.'s Quarterly Report on Form 10-Q filed September 2, 2021 (File No. 001-37784)).

10.23†	GMS Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix B to GMS Inc.’s Definitive Proxy Statement on Schedule 14A filed August 22, 2017 (File No. 333-205902)).
10.24†	GMS Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to GMS Inc.’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).
10.25†	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.23 to GMS Inc.’s Annual Report on Form 10-K filed June 27, 2019 (File No. 001-37784)).
10.26
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

GMS INC.
Date: June 23, 2022	By:	/s/ JOHN C. TURNER, Jr.
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

Signature	Title	Date
/s/ JOHN C. TURNER, JR.	Chief Executive Officer, President and Director	June 23, 2022
John C. Turner, Jr.	(Principal Executive Officer)

/s/ SCOTT M. DEAKIN	Chief Financial Officer	June 23, 2022
Scott M. Deakin	(Principal Financial Officer)

/s/ WILLIAM FORREST BELL	Chief Accounting Officer	June 23, 2022
William Forrest Bell	(Principal Accounting Officer)

/s/ JOHN J. GAVIN	Chairman of the Board	June 23, 2022
John J. Gavin

/s/ LISA M. BACHMANN	Director	June 23, 2022
Lisa M. Bachmann

/s/ PETER C. BROWNING	Director	June 23, 2022
Peter C. Browning

/s/ THERON I. GILLIAM	Director	June 23, 2022
Theron I. Gilliam

/s/ MITCHELL B. LEWIS	Director	June 23, 2022
Mitchell B. Lewis

/s/ TERI P. MCCLURE	Director	June 23, 2022
Teri P. McClure

/s/ RANDOLPH W. MELVILLE	Director	June 23, 2022
Randolph W. Melville

/s/ J. DAVID SMITH	Director	June 23, 2022
J. David Smith