Form 10-Q
period 2022-07-31
GMS Inc.
filed 2022-09-01
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.
COMMISSION FILE NUMBER: 001-37784
______________________________________________________________

GMS INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________

Delaware		46-2931287
(State or other jurisdiction of incorporation		(IRS Employer Identification No.)
or organization)

100 Crescent Centre Parkway, Suite 800
Tucker,	Georgia	30084
(Address of principal executive offices)		(ZIP Code)
(800) 392-4619
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GMS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 42,406,821 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 31, 2022.

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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•the ongoing effects of the COVID-19 pandemic and other widespread public health crises on our business, industry and results of operations;
•general business, financial market and economic conditions, including inflation, rising interest rates, supply chain disruptions, labor shortages and capital market volatility;
•our dependency upon commercial and residential construction, both new and repair and remodeling, or R&R, markets;
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
•our ability to drive improved productivity and profitability, including managing operating costs and achieving productivity initiatives;
•the potential loss of any significant customers, a reduction of the quantity of products our customers purchase or inability to pay;
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
•a disruption in our IT systems and costs necessary to maintain and update our IT systems; and
•the imposition of tariffs and other trade barriers, and the effect of retaliatory trade measures.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and actual results and events may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q.
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

PART I – Financial Information
Item 1. Financial Statements
GMS Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	July 31, 2022	April 30, 2022
Assets
Current assets:
Cash and cash equivalents	$106,613	$101,916
Trade accounts and notes receivable, net of allowances of $9,583 and $9,346, respectively	820,589	750,046
Inventories, net	577,938	550,953
Prepaid expenses and other current assets	24,856	20,212
Total current assets	1,529,996	1,423,127
Property and equipment, net of accumulated depreciation of $237,746 and $227,288, respectively	359,556	350,679
Operating lease right-of-use assets	158,295	153,271
Goodwill	698,631	695,897
Intangible assets, net	438,103	454,747
Deferred income taxes	19,415	17,883
Other assets	8,429	8,795
Total assets	$3,212,425	$3,104,399
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$363,287	$367,315
Accrued compensation and employee benefits	62,344	107,925
Other accrued expenses and current liabilities	153,380	127,938
Current portion of long-term debt	47,712	47,605
Current portion of operating lease liabilities	39,904	38,415
Total current liabilities	666,627	689,198
Non-current liabilities:
Long-term debt, less current portion	1,192,101	1,136,585
Long-term operating lease liabilities	116,815	112,161
Deferred income taxes, net	48,114	46,802
Other liabilities	49,544	55,155
Total liabilities	2,073,201	2,039,901
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 42,298 and 42,773 shares issued and outstanding as of July 31, 2022 and April 30, 2022, respectively	423	428
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of July 31, 2022 and April 30, 2022	—	—
Additional paid-in capital	502,536	522,136
Retained earnings	637,447	547,977
Accumulated other comprehensive loss	(1,182)	(6,043)
Total stockholders' equity	1,139,224	1,064,498
Total liabilities and stockholders' equity	$3,212,425	$3,104,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2022	2021
Net sales	$1,359,553	$1,042,076
Cost of sales (exclusive of depreciation and amortization shown separately below)	924,832	706,243
Gross profit	434,721	335,833
Operating expenses:
Selling, general and administrative	267,689	214,081
Depreciation and amortization	32,440	27,714
Total operating expenses	300,129	241,795
Operating income	134,592	94,038
Other (expense) income:
Interest expense	(14,661)	(13,657)
Other income, net	1,569	792
Total other expense, net	(13,092)	(12,865)
Income before taxes	121,500	81,173
Provision for income taxes	32,030	19,971
Net income	$89,470	$61,202
Weighted average common shares outstanding:
Basic	42,549	43,089
Diluted	43,317	43,972
Net income per common share:
Basic	$2.10	$1.42
Diluted	$2.07	$1.39
Comprehensive income
Net income	$89,470	$61,202
Foreign currency translation adjustments	2,642	(8,233)
Changes in other comprehensive income, net of tax	2,219	1,962
Comprehensive income	$94,331	$54,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2022	42,773	$428	$522,136	$547,977	$(6,043)	$1,064,498
Net income	—	—	—	89,470	—	89,470
Foreign currency translation adjustments	—	—	—	—	2,642	2,642
Other comprehensive income, net of tax	—	—	—	—	2,219	2,219
Repurchase and retirement of common stock	(516)	(5)	(23,790)	—	—	(23,795)
Equity-based compensation	—	—	3,132	—	—	3,132
Exercise of stock options	1	—	29	—	—	29
Vesting of restricted stock units	7	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(300)	—	—	(300)
Issuance of common stock pursuant to employee stock purchase plan	33	—	1,329	—	—	1,329
Balances as of July 31, 2022	42,298	$423	$502,536	$637,447	$(1,182)	$1,139,224

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2021	43,073	$431	$542,737	$274,535	$4,759	$822,462
Net income	—	—	—	61,202	—	61,202
Foreign currency translation adjustments	—	—	—	—	(8,233)	(8,233)
Other comprehensive income, net of tax	—	—	—	—	1,962	1,962
Repurchase and retirement of common stock	(85)	(1)	(3,854)	—	—	(3,855)
Equity-based compensation	—	—	1,958	—	—	1,958
Exercise of stock options	44	1	862	—	—	863
Vesting of restricted stock units	8	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(256)	—	—	(256)
Issuance of common stock pursuant to employee stock purchase plan	43	—	1,140	—	—	1,140
Balances as of July 31, 2021	43,083	$431	$542,587	$335,737	$(1,512)	$877,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net income	$89,470	$61,202
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	32,440	27,714
Amortization of debt discount and debt issuance costs	425	642
Equity-based compensation	5,971	3,160
Gain on disposal of assets	(284)	(78)
Deferred income taxes	(945)	(140)
Other items, net	2,958	1,573
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(69,635)	(73,479)
Inventories	(28,712)	(87,313)
Prepaid expenses and other assets	(3,709)	(1,491)
Accounts payable	(4,405)	(4,265)
Accrued compensation and employee benefits	(46,065)	(24,219)
Other accrued expenses and liabilities	18,088	21,617
Cash used in operating activities	(4,403)	(75,077)
Cash flows from investing activities:
Purchases of property and equipment	(10,943)	(6,814)
Proceeds from sale of assets	272	287
Acquisition of businesses, net of cash acquired	(2,606)	(123,049)
Cash used in investing activities	(13,277)	(129,576)
Cash flows from financing activities:
Repayments on revolving credit facilities	(141,247)	(102,872)
Borrowings from revolving credit facilities	195,113	195,049
Payments of principal on long-term debt	(1,278)	(1,278)
Payments of principal on finance lease obligations	(7,639)	(7,397)
Repurchases of common stock	(23,795)	(3,855)
Proceeds from exercises of stock options	29	863
Payments for taxes related to net share settlement of equity awards	(300)	(256)
Other financing activities	1,329	1,140
Cash provided by financing activities	22,212	81,394
Effect of exchange rates on cash and cash equivalents	165	(163)
Increase (decrease) in cash and cash equivalents	4,697	(123,422)
Cash and cash equivalents, beginning of period	101,916	167,012
Cash and cash equivalents, end of period	$106,613	$43,590
Supplemental cash flow disclosures:
Cash paid for income taxes	$3,232	$1,007
Cash paid for interest	17,834	8,616
The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Founded in 1971, GMS Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” or the “Company”), through its wholly owned operating subsidiaries, operates a network of approximately 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. The Company also operates approximately 100 tool sales, rental and service centers. Through these operations, the Company provides a comprehensive selection of building products and solutions for its residential and commercial contractor customer base across the United States and Canada. The Company’s unique operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling the Company to generate significant economies of scale while maintaining high levels of customer service.
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

	July 31, 2022	April 30, 2022
	(in thousands)
Medical self‑insurance	$4,015	$3,371
General liability, automobile and workers’ compensation	21,180	21,707
Expected recoveries for insurance liabilities	(4,792)	(4,973)

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
Recently Issued Accounting Pronouncements
Reference Rate Reform – In March 2020, the Financial Accounting Standards Board (“FASB”) issued new guidance to temporarily ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The guidance was effective upon issuance and generally can be applied through December 31, 2022. However, the new guidance is not applicable to contract modifications made, and hedging relationships entered into or evaluated after, December 31, 2022. The Company is adopting this guidance when its relevant contracts are modified to alternative reference rates. The Company does not expect the adoption to have a material impact on its consolidated financial statements.
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
Fiscal 2023 Acquisition
On June 1, 2022, the Company acquired certain assets of Construction Supply of Southwest Florida, Inc. (“CSSWF”). CSSWF is a distributor of various stucco, building and waterproofing supplies serving markets in the southwest Florida area. The impact of this acquisition is not material to the Company’s Consolidated Financial Statements.
Pro Forma Financial Information
The following table presents the unaudited pro forma consolidated net sales and net income for the Company for the period indicated:

Three Months Ended July 31, 2021
(in thousands)
Net sales	$1,099,110
Net income	67,056
On July 1, 2021, the Company acquired substantially all the assets of Westside Building Material (“Westside”). On December 1, 2021, the Company acquired Ames Taping Tools Holding LLC (“Ames”). The above pro forma results have been calculated by combining the historical results of the Company, Westside and Ames as if the acquisitions of Westside and Ames

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

had occurred on May 1, 2021, the first day of the comparable prior reporting period presented. The pro forma results include estimates for intangible asset amortization, depreciation, interest expense and income taxes, and are subject to change once final asset values have been determined. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future. See Note 2, "Business Combinations," in the Company's Annual Report on Form 10-K for the year ended April 30, 2022 for more information regarding these acquisitions.
3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	July 31, 2022	April 30, 2022
	(in thousands)
Trade receivables	$716,668	$675,724
Other receivables	113,504	83,668
Allowance for expected credit losses	(5,380)	(5,087)
Other allowances	(4,203)	(4,259)
Trade accounts and notes receivable	$820,589	$750,046
The following table presents the change in the allowance for expected credit losses during the three months ended July 31, 2022:

(in thousands)
Balance as of April 30, 2022	$5,087
Provision	678
Other	(385)
Balance as of July 31, 2022	$5,380

Receivables from contracts with customers, net of allowances, were $707.1 million and $666.4 million as of July 31, 2022 and April 30, 2022, respectively. The Company did not have material amounts of contract assets or liabilities as of July 31, 2022 or April 30, 2022.

4. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2022	$762,424	$(66,527)	$695,897
Goodwill recognized from acquisitions	685	—	685
Acquisition accounting adjustments from prior period	1,487	—	1,487
Translation adjustment	798	(236)	562
Balance as of July 31, 2022	$765,394	$(66,763)	$698,631
During the three months ended July 31, 2022, the Company recorded measurement period adjustments related to its Westside acquisition.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Intangible Assets
The following tables present the components of the Company’s intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	July 31, 2022
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	12.5	$670,257	$(397,664)	$272,593
Definite-lived tradenames	5-20	15.6	97,608	(21,143)	76,465
Vendor agreements	8-10	10.0	1,000	(500)	500
Developed technology	5-10	6.8	8,503	(4,835)	3,668
Other	3-5	3.5	1,821	(1,311)	510
Definite-lived intangible assets			$779,189	$(425,453)	$353,736
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$438,103

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2022
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	12.5	$669,018	$(381,650)	$287,368
Definite-lived tradenames	5-20	15.6	97,453	(19,496)	77,957
Vendor agreements	8-10	10.0	1,000	(475)	525
Developed technology	5-10	6.8	8,471	(4,462)	4,009
Other	3-5	3.6	1,761	(1,240)	521
Definite-lived intangible assets			$777,703	$(407,323)	$370,380
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$454,747
Amortization expense related to definite-lived intangible assets was $17.4 million and $14.8 million for the three months ended July 31, 2022 and 2021, respectively.
The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2023 (remaining nine months)	$48,860
2024	55,328
2025	46,344
2026	39,136
2027	34,080
Thereafter	129,988
Total	$353,736
The Company’s indefinite-lived intangible assets as of July 31, 2022 and April 30, 2022 consisted of indefinite-lived tradenames.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Long-Term Debt

The Company’s long-term debt consisted of the following:

	July 31, 2022	April 30, 2022
	(in thousands)
Term Loan Facility	$503,335	$504,613
Unamortized discount and deferred financing costs on Term Loan Facility	(3,291)	(3,581)
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(4,677)	(4,836)
ABL Facility	265,000	211,134
Finance lease obligations	124,511	120,138
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2025	5,203	7,086
Unamortized discount on installment notes	(268)	(364)
Carrying value of debt	1,239,813	1,184,190
Less current portion	47,712	47,605
Long-term debt	$1,192,101	$1,136,585
Term Loan Facility
The Company has a senior secured first lien term loan facility (the “Term Loan Facility”). The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, with the remaining balance due in June 2025. The Term Loan Facility bears interest at a floating rate based on LIBOR plus 2.50%, with a 0% floor. As of July 31, 2022, the applicable rate of interest was 4.87%.
Senior Notes
The Company has senior unsecured notes due May 2029 (the "Senior Notes"). The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1.
Asset Based Lending Facility
The Company has an asset based revolving credit facility (the “ABL Facility”) that provided for aggregate revolving commitments of $545.0 million as of July 31, 2022. Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and eligible accounts receivable, subject to certain reserves and other adjustments.
As of July 31, 2022, at the Company’s option, the interest rates applicable to the loans under the ABL Facility were based on Secured Overnight Financing Rate ("SOFR") or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of July 31, 2022, the weighted average interest rate on borrowings was 3.53%.
As of July 31, 2022, the Company had available borrowing capacity of approximately $246.8 million under the ABL Facility. The ABL Facility matures on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the Term Loan Facility.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. As of July 31, 2022, the Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes.
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of July 31, 2022.
Canadian Revolving Credit Facility
Through one of its Canadian subsidiaries, the Company has a revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $23.4 million ($30.0 million Canadian dollars). The Canadian Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of July 31, 2022, the Company had available borrowing capacity of approximately $23.4 million under the Canadian Facility. The Canadian Facility matures on January 12, 2026.
Debt Maturities
As of July 31, 2022, the maturities of long-term debt were as follows:

	Term Loan Facility	Senior Notes	ABL Facility	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2023 (remaining nine months)	$3,832	$—	$—	$29,485	$2,431	$35,748
2024	5,110	—	—	34,150	1,881	41,141
2025	5,110	—	265,000	24,619	891	295,620
2026	489,283	—	—	17,720	—	507,003
2027	—	—	—	11,555	—	11,555
Thereafter	—	350,000	—	6,982	—	356,982
	$503,335	$350,000	$265,000	$124,511	$5,203	$1,248,049

6. Leases
The components of lease expense were as follows:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$5,818	$5,592
Interest on lease liabilities	1,822	2,301
Operating lease cost	12,971	11,012
Variable lease cost	5,903	3,861
Total lease cost	$26,514	$22,766

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,880	$11,189
Operating cash flows from finance leases	1,822	2,301
Financing cash flows from finance leases	7,639	7,397
Right-of-use assets obtained in exchange for lease obligations
Operating leases	15,477	24,210
Finance leases	14,305	4,076
Other information related to leases was as follows:

	July 31, 2022	April 30, 2022
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$202,254	$193,380
Accumulated depreciation	(58,974)	(57,363)
Property and equipment, net	$143,280	$136,017
Weighted-average remaining lease term (years)
Operating leases	4.7	4.6
Finance leases	3.6	3.7
Weighted-average discount rate
Operating leases	4.6%	4.7%
Finance leases	4.2%	4.2%
Future minimum lease payments under non-cancellable leases as of July 31, 2022 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2023 (remaining nine months)	$33,892	$34,301
2024	37,675	44,950
2025	26,668	34,286
2026	18,894	22,526
2027	12,137	13,268
Thereafter	7,202	26,151
Total lease payments	136,468	175,482
Less imputed interest	11,957	18,763
Total	$124,511	$156,719

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 26.4% and 24.6% for the three months ended July 31, 2022 and 2021, respectively. The difference in the effective income tax rate over the U.S. federal statutory rate of 21.0% for the three months ended July 31, 2022 was primarily due to the impact of foreign taxes, state taxes and equity compensation. The difference in the effective income tax rate over the U.S. federal statutory rate for the three months ended July 31, 2021 was primarily due to the impact of state taxes, foreign tax rates and a change in the valuation allowance.
Valuation allowance. The Company had a valuation allowance of $11.8 million and $11.7 million against its deferred tax assets related to certain U.S. tax jurisdictions as of July 31, 2022 and April 30, 2022, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.
Uncertain tax positions. The Company had no uncertain tax positions as of July 31, 2022 or April 30, 2022.

8. Stockholders’ Equity
Share Repurchases
On June 20, 2022, the Company's Board of Directors approved an expanded share repurchase program under which the Company is authorized to repurchase up to $200.0 million of its outstanding common stock. This expanded program replaced the Company’s previous share repurchase authorization of $75.0 million. The Company may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any purchases of the Company's common stock are subject to a variety of factors, including, but not limited to, the Company’s liquidity, credit availability, general business and market conditions, debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate the Company to acquire any amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion.
The Company repurchased approximately 516,000 shares of its common stock for $23.8 million during the three months ended July 31, 2022, of which $10.8 million was repurchased under the previous authorization and $13.0 million was repurchased under the new authorization. The Company repurchased approximately 85,000 shares of its common stock for $3.9 million during the three months ended July 31, 2021. As of July 31, 2022, the Company had $187.0 million of remaining repurchase authorization under its stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes to accumulated other comprehensive income (loss), net of tax, by component for the three months ended July 31, 2022:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2022	$(5,041)	$(1,002)	$(6,043)
Other comprehensive income before reclassification	2,642	3,470	6,112
Reclassification to earnings from accumulated other comprehensive income (loss)	—	(1,251)	(1,251)
Balance as of July 31, 2022	$(2,399)	$1,217	$(1,182)
Other comprehensive income before reclassification on derivative instruments for the three months ended July 31, 2022 is net of $1.1 million of tax. Reclassification to earnings from accumulated other comprehensive income is net of $0.4 million of tax.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Equity-Based Compensation
General
Equity-based compensation expense related to stock options and restricted stock units was $2.8 million and $1.7 million during the three months ended July 31, 2022 and 2021, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Option Awards
The following table presents stock option activity for the three months ended July 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2022	1,245	$25.65	6.4	$28,121
Options exercised	(1)	22.91
Options forfeited	(2)	28.17
Outstanding as of July 31, 2022	1,242	$25.65	6.1	$34,106
Exercisable as of July 31, 2022	758	$20.15	4.7	$24,955
Vested and Expected to vest as of July 31, 2022	1,239	$25.62	6.1	$34,078
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the three months ended July 31, 2022 was not material. The total intrinsic value of options exercised during the three months ended July 31, 2021 was $1.2 million, respectively. As of July 31, 2022, there was $3.7 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Units
The following table presents restricted stock unit activity for the three months ended July 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2022	330	$35.83
Vested	(14)	18.04
Outstanding as of July 31, 2022	316	$36.62
As of July 31, 2022, there was $4.6 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year.  The Company recognized $0.3 million and $0.2 million of stock-based compensation expense related to the ESPP during the three months ended July 31, 2022 and 2021, respectively.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the number of shares of the Company’s common stock purchased under the ESPP and average price per share:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Number of shares purchased under the ESPP	33	43
Average purchase price	$40.05	$26.36

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2022	$30,878	$2,205	$11,026
Change in fair value	2,344	62	433
Balance as of July 31, 2022	$33,222	$2,267	$11,459

Classified as current as of April 30, 2022	$1,532	$—	$—
Classified as long-term as of April 30, 2022	29,346	2,205	11,026

Classified as current as of July 31, 2022	$6,936	$506	$2,532
Classified as long-term as of July 31, 2022	26,286	1,761	8,927
Total expense related to these instruments was $2.8 million and $1.2 million during the three months ended July 31, 2022 and 2021, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. See Note 13, "Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests," in the Company's Annual Report on Form 10-K for the year ended April 30, 2022 for more information regarding stock appreciation rights, deferred compensation and redeemable noncontrolling interests.
11. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis:

	July 31, 2022	April 30, 2022
	(in thousands)
Interest rate swaps (Level 2)	$1,803	$(1,136)
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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of July 31, 2022, the interest rate swap asset was classified in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet. As of April 30, 2022, the interest rate swap liability was classified in other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheet. The Company recognized losses, net of tax, of $1.3 million and $2.2 million in earnings during the three months ended July 31, 2022 and 2021, respectively, related to its interest rate swaps. These amounts are included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows. As of July 31, 2022, the Company expects that approximately $1.8 million of pre-tax earnings will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
The fair value of interest rate swaps is determined using Level 2 inputs. Generally, the Company obtains the Level 2 inputs from its counterparties. Substantially all the inputs throughout the full term of the instruments can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The fair value of the Company’s interest rate swap was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” There were no material long-lived asset impairments during the three months ended July 31, 2022 or 2021.
Fair Value of Debt
The estimated fair value of the Company’s Senior Notes was determined based on Level 2 input using observable market prices in less active markets. The carrying amounts of the Company’s Term Loan Facility and ABL Facility approximates their fair value as the interest rates are variable and reflective of market rates. The following table presents the carrying value and fair value of the Company’s Senior Notes:

	July 31, 2022		April 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$283,500	$350,000	$310,625

12. Commitments and Contingencies
The Company is a defendant in various lawsuits and administrative actions associated with personal injuries, property damage, environmental matters, product liability claims, claims of former employees and other events arising in the normal course of business. As discussed in Note 1 “—Insurance Liabilities”, the Company records liabilities for these claims, and assets for amounts recoverable from the insurer, for claims covered by insurance.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

13. Segments
There have been no changes to the Company's reportable segments during the three months ended July 31, 2022. For more information regarding the Company's reportable segments, see Note 17, "Segments," in the Company's Annual Report on Form 10-K for the year ended April 30, 2022.
Segment Results
The following tables present segment results:

	Three Months Ended July 31, 2022
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,328,448	$416,138	$27,978	$167,368
Other	31,105	18,583	4,335	7,646
Corporate	—	—	127	—
	$1,359,553	$434,721	$32,440	$175,014

	Three Months Ended July 31, 2021
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,032,388	$332,685	$27,428	$127,017
Other	9,688	3,148	88	1,062
Corporate	—	—	198	—
	$1,042,076	$335,833	$27,714	$128,079
The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Net income	$89,470	$61,202
Interest expense	14,661	13,657
Interest income	(56)	—
Provision for income taxes	32,030	19,971
Depreciation expense	14,993	12,925
Amortization expense	17,447	14,789
Stock appreciation rights(a)	2,344	892
Redeemable noncontrolling interests and deferred compensation(b)	495	310
Equity-based compensation(c)	3,132	1,958
Severance and other permitted costs(d)	352	147
Transaction costs (acquisitions and other)(e)	386	575
Gain on disposal of assets(f)	(284)	(78)
Effects of fair value adjustments to inventory(g)	44	1,731
Adjusted EBITDA	$175,014	$128,079
__________________________________________

(a)Represents changes in the fair value of stock appreciation rights.
(b)Represents changes in the fair values of noncontrolling interests and deferred compensation agreements.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Revenues by Product
The following table presents the Company’s net sales to external customers by main product lines:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Wallboard	$521,554	$390,135
Ceilings	167,275	138,071
Steel framing	274,896	196,276
Complementary products	395,828	317,594
Total net sales	$1,359,553	$1,042,076
Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
United States	$1,187,871	$862,790
Canada	171,682	179,286
Total net sales	$1,359,553	$1,042,076
The following table presents the Company’s property and equipment, net, by major geographic area:

	July 31, 2022	April 30, 2022
	(in thousands)
United States	$320,495	$311,061
Canada	39,061	39,618
Total property and equipment, net	$359,556	$350,679

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended July 31,
	2022	2021
	(in thousands, except per share data)
Net income	$89,470	$61,202
Basic earnings per common share:
Basic weighted average common shares outstanding	42,549	43,089
Basic earnings per common share	$2.10	$1.42
Diluted earnings per common share:
Basic weighted average common shares outstanding	42,549	43,089
Add: Common Stock Equivalents	768	883
Diluted weighted average common shares outstanding	43,317	43,972
Diluted earnings per common share	$2.07	$1.39
During the three months ended July 31, 2022 and 2021, the number of Common Stock Equivalents excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive was not material. Anti-dilutive securities could be dilutive in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended April 30, 2022.
Overview
Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”), through its wholly owned operating subsidiaries, operates a network of approximately 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. GMS also operates approximately 100 tool sales, rental and service centers. Through these operations, GMS provides a comprehensive selection of building products and solutions for its residential and commercial contractor customer base across the United States and Canada. The Company’s unique operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling GMS to generate significant economies of scale while maintaining high levels of customer service.

Market Conditions and Outlook
Residential
There has been strong underlying demand for residential products since mid-calendar year 2020. We believe this strength in residential demand has been driven by a combination of factors including favorable demographics, historically low interest rates, low levels of supply of new and existing homes for sale, a strong job market, and changes in workplace habits and preferences resulting from COVID-19. While the recent uptick in affordability concerns, including higher mortgage rates along with broader macroeconomic and geopolitical concerns, creates some level of uncertainty in the medium term, we expect the current favorable demand environment for our products to continue through at least the remainder of calendar year 2022. Additionally, we expect the solid underlying demand fundamentals, including favorable demographics and low levels of supply of new homes, to provide support in the longer term.
Homebuilders and contractors are facing significant inflationary pressures for products and labor, as well as supply chain constraints, primarily related to products needed during construction phases outside of those serviced by us. These pressures and constraints create significantly increased cycle times and a decreased ability to predict project timing, as compared to historical periods. As a result, and given product inflation, we have experienced an increase in our inventory balances. We expect our inventory levels on a unit basis to return to more normal levels as the supply chain constraints further subside in future quarters.
Commercial
Demand for commercial projects was severely impacted by COVID-19 and has been slow to recover in certain sectors. However, we are starting to see some improvement, including stronger year-over-year commercial wallboard sales. Construction to support medical, educational and governmental projects has started to rebound, and we are beginning to quote and fulfill a number of hospitality projects, particularly where commercial development has followed residential expansion. Larger office projects, both new and for repair and remodeling (“R&R”), however, remain tempered, particularly in more mature urban markets. Leading indicators of commercial activity, such as the Architectural Billings Index, as well as our own quoting activity and discussions with customers, make us optimistic that, although still in its early stages, the improvement we are seeing will continue.
As with residential contractors, both we and commercial contractors face significant inflationary pressures and availability constraints for fuel, labor, building products and other miscellaneous expenses.

Business Strategy
The key elements of our business strategy are as follows:
•Expand Core Products. Our business strategy includes an emphasis on expanding our market share in our core products (wallboard, ceilings and steel framing).
•Grow Complementary Products. We are focused on growing our complementary product lines (insulation, lumber, ready-mix joint compound, tools, fasteners and various other construction products) to better serve our customers and diversify and expand our product offerings while driving higher sales and margins.
•Platform Expansion. Our growth strategy includes the pursuit of both greenfield openings and strategic acquisitions to further broaden our geographic markets, enhance our service levels and expand our product offerings.
◦Greenfield openings. Our strategy for opening new distribution centers is to further penetrate markets that are adjacent to our existing operations. Typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships.
◦Acquisitions. We also have a proven history of consummating acquisitions in new and contiguous markets and intend to continue to pursue acquisitions. Due to the large, highly fragmented nature of our markets and our reputation throughout the industry, we believe we will continue to have access to a robust acquisition pipeline to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that we believe will fit our culture and business model and we have built an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can continue to achieve substantial synergies and drive earnings accretion from our acquisition strategy.
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

COVID-19 Update
We continue to actively monitor the ongoing impacts of COVID-19 and its contributory effects on the economy on our business. We will continue to implement, as deemed necessary or advisable, procedures and processes to protect the health and safety of our employees, customers, partners and suppliers.

We may take actions that alter our business operations if required by federal, state, provincial or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Furthermore, while COVID-19 had a limited impact on our financial results and operations during the three months ended July 31, 2022, there is no guarantee that COVID-19 or its contributory effects on the economy will not have a material impact on our future financial results or operations. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 for a discussion of risks which could have a material adverse effect on our operations and financial results and for more information regarding the impact of COVID-19 and our response.

First Quarter Fiscal 2023 Highlights

    Key highlights in our business during the three months ended July 31, 2022 are described below:

•Generated net sales of $1,359.6 million during the three months ended July 31, 2022, a 30.5% increase from the prior year period, primarily due to inflationary pricing, active residential construction, volume growth in wallboard, ceilings and complementary products, an improving commercial landscape, and acquisitions over the past year.

•Generated net income of $89.5 million during the three months ended July 31, 2022, a 46.2% increase compared to the prior year, primarily due to the increase in net sales noted above, partially offset by an increase in the provision for income taxes. Supply chain dynamics have led to high levels of product inflation, which have been the principal driver of both sales growth and incremental profitability.

•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $175.0 million during the three months ended July 31, 2022, a 36.6% increase compared to the prior year, primarily due to the increase in net sales noted above. Adjusted EBITDA, as a percentage of net sales, increased to 12.9% for the three months ended July 31, 2022 compared to 12.3% for the three months ended July 31, 2021, primarily due to better operating leverage, as product price inflation on sales outpaced operating cost inflation.

•Completed one acquisition and opened two greenfield locations.

First Quarter Fiscal 2023 Developments
Acquisitions
On June 1, 2022, we acquired certain assets of Construction Supply of Southwest Florida, Inc. (“CSSWF”). CSSWF is a distributor of various stucco, building and waterproofing supplies serving markets in the southwest Florida area. For more information regarding our acquisitions, see Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Greenfields and Ames Stores

In May 2022, we opened greenfield locations in Wildwood, Florida and Cleveland, Ohio. During the three months ended July 31, 2022, we also opened six new Ames Taping Tools Holding LLC ("Ames") stores.

Results of Operations
The following table summarizes key components of our results of operations for the three months ended July 31, 2022 and 2021:

	Three Months Ended July 31,
	2022	2021
	(dollars in thousands)
Statement of operations data:
Net sales	$1,359,553	$1,042,076
Cost of sales (exclusive of depreciation and amortization shown separately below)	924,832	706,243
Gross profit	434,721	335,833
Operating expenses:
Selling, general and administrative expenses	267,689	214,081
Depreciation and amortization	32,440	27,714
Total operating expenses	300,129	241,795
Operating income	134,592	94,038
Other (expense) income:
Interest expense	(14,661)	(13,657)
Other income, net	1,569	792
Total other expense, net	(13,092)	(12,865)
Income before taxes	121,500	81,173
Provision for income taxes	32,030	19,971
Net income	$89,470	$61,202
Non-GAAP measures:
Adjusted EBITDA(1)	$175,014	$128,079
Adjusted EBITDA margin(1)(2)	12.9%	12.3%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.

(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.
Three Months Ended July 31, 2022 and 2021
Net Sales

	Three Months Ended July 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Wallboard	$521,554	$390,135	$131,419	33.7%
Ceilings	167,275	138,071	29,204	21.2%
Steel framing	274,896	196,276	78,620	40.1%
Complementary products	395,828	317,594	78,234	24.6%
Total net sales	$1,359,553	$1,042,076	$317,477	30.5%
We generate net sales by providing a comprehensive product offering of wallboard, ceilings, steel framing and complementary construction products. The increase in net sales during the three months ended July 31, 2022 compared to the prior year period was primarily due to inflationary pricing, active residential construction, volume growth in wallboard, ceilings and complementary products, an improving commercial landscape and acquisitions over the past year. The increase consisted of the following:

•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to an increase in price/product mix and higher volume;
•an increase in ceilings sales, which are principally impacted by commercial construction activity, primarily due to an increase in price/product mix and higher volume;
•an increase in steel framing sales, which are principally impacted by commercial construction activity, primarily due to an increase in price/product mix, partially offset by lower volume; and
•an increase in complementary products sales, which include insulation, joint treatment, tools (including ATF tools), lumber and various other specialty building products, primarily due to an increase in pricing in certain product categories, positive contributions from acquisitions and the execution of growth initiatives to increase other product sales.
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended July 31, 2022 and 2021. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Three Months Ended July 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Net sales	$1,359,553
Recently acquired net sales (1)	(73,922)
Impact of foreign currency (2)	8,022
Base business net sales (3)	$1,293,653	$1,042,076	$251,577	24.1%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended July 31, 2022, net sales includes sales from the following acquisitions: Westside Building Material ("Westside") acquired on July 1, 2021, Ames acquired on December 1, 2021, Kimco Supply Company acquired on December 1, 2021 and CSSWF acquired on June 1, 2022.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The increase in organic net sales was primarily driven by inflationary pricing, active residential construction, volume growth in wallboard, ceilings and complementary products and an improving commercial landscape.
Gross Profit and Gross Margin

	Three Months Ended July 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Gross profit	$434,721	$335,833	$98,888	29.4%
Gross margin	32.0%	32.2%
The increase in gross profit during the three months ended July 31, 2022 compared to the prior year period was primarily due to the successful pass through of product inflation, active residential construction and incremental gross profit from acquisitions. The decrease in gross margin on net sales for the three months ended July 31, 2022 compared to the prior year period was primarily due to the timing and elasticity of inflationary price-cost dynamics in the market. On a product line basis, wallboard and steel margins were unfavorably impacted by these dynamics and complementary products and ceilings benefited.

Selling, General and Administrative Expenses

	Three Months Ended July 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$267,689	$214,081	$53,608	25.0%
% of net sales	19.7%	20.5%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses increased during the three months ended July 31, 2022 compared to the prior year period, primarily due to increases in payroll and payroll related costs, fuel costs, travel costs and facilities costs, which were driven by increased sales volume, inflationary pressures and incremental selling, general and administrative expenses from acquisitions. Selling, general and administrative expenses as a percentage of our net sales decreased during the three months ended July 31, 2022 compared to the prior year period, primarily due to the impact of inflationary market pricing on sales.
Depreciation and Amortization Expense

	Three Months Ended July 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Depreciation	$14,993	$12,925	$2,068	16.0%
Amortization	17,447	14,789	2,658	18.0%
Depreciation and amortization	$32,440	$27,714	$4,726	17.1%
Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. The increase in depreciation expense during the three months ended July 31, 2022 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in the acquisitions of Westside and Ames. The increase in amortization expense during the three months ended July 31, 2022 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in the acquisitions of Westside and Ames, partially offset by time-based progression of our use of the accelerated method of amortization for acquired customer relationships.
Interest Expense

	Three Months Ended July 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Interest expense	$14,661	$13,657	$1,004	7.4%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The increase in interest expense during the three months ended July 31, 2022 compared to the prior year period was primarily due to increases in interest rates and average debt outstanding.

Income Taxes

	Three Months Ended July 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$32,030	$19,971	$12,059	60.4%
Effective tax rate	26.4%	24.6%
The change in the effective income tax rate during the three months ended July 31, 2022 compared to the prior year period was primarily due to the impact of actions taken during the quarter in anticipation of expected changes in Canadian tax regulations, as well as stock-based compensation.

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
As of July 31, 2022, we had available borrowing capacity of approximately $246.8 million under our ABL Facility. The ABL Facility is scheduled to mature on September 30, 2024.
As of July 31, 2022, we had available borrowing capacity of approximately $23.4 million under our Canadian revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $23.4 million ($30.0 million Canadian dollars). The Canadian Facility matures on January 12, 2026.
For more information regarding our ABL Facility and other indebtedness, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
On June 20, 2022, our Board of Directors approved an expanded share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. This expanded program replaces our previous share repurchase authorization of $75.0 million. We may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any amount of common stock, and it may be suspended or terminated at any time at our discretion. We repurchased approximately 516,000 shares of our common stock for $23.8 million during the three months ended July 31, 2022, of which $10.8 million was repurchased under the previous authorization and $13.0 million was repurchased under the new authorization. As of July 31, 2022, we had $187.0 million of remaining purchase authorization.
We regularly evaluate opportunities to optimize our capital structure, including through consideration of the issuance or incurrence of additional debt, to refinance or repay existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives, acquisitions and our stock repurchase program.

Cash Flows
A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(4,403)	$(75,077)
Cash used in investing activities	(13,277)	(129,576)
Cash provided by financing activities	22,212	81,394
Effect of exchange rates on cash and cash equivalents	165	(163)
Increase (decrease) in cash and cash equivalents	$4,697	$(123,422)
Operating Activities
The decrease in cash used in operating activities during the three months ended July 31, 2022 compared to the prior year period was primarily due to an increase in inventory in the prior year period related to ensuring product availability and managing price inflation amid an environment of tight and less reliable supply. This was partially offset by an increase in cash used for our annual bonuses, which are paid in the first fiscal quarter.
Investing Activities
The decrease in cash used in investing activities during the three months ended July 31, 2022 compared to the prior year period was primarily due to a $120.4 million decrease in cash used for acquisitions, partially offset by a $4.1 million increase in capital expenditures.
Capital expenditures during the three months ended July 31, 2022 primarily consisted of building and leasehold improvements, vehicles and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.
Financing Activities
The decrease in cash provided by financing activities during the three months ended July 31, 2022 compared to the prior year period was primarily due to net borrowings of $53.9 million under our revolving credit facilities during the three months ended July 31, 2022, compared to net borrowings of $92.2 million during the prior year period. During the three months ended July 31, 2021, we used our revolving credit facilities to help fund the Westside acquisition and for general working capital needs. Also contributing to the change was a $19.9 million increase in repurchases of common stock during the three months ended July 31, 2022 compared to the prior year period.
Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. The Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes as of July 31, 2022.
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of July 31, 2022.

Contractual Obligations
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, other than those made in the ordinary course of business.
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
Adjusted EBITDA and Adjusted EBITDA margin have their limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended July 31,
	2022	2021
	(in thousands)
Net income	$89,470	$61,202
Interest expense	14,661	13,657
Interest income	(56)	—
Provision for income taxes	32,030	19,971
Depreciation expense	14,993	12,925
Amortization expense	17,447	14,789
Stock appreciation rights(a)	2,344	892
Redeemable noncontrolling interests and deferred compensation(b)	495	310
Equity-based compensation(c)	3,132	1,958
Severance and other permitted costs(d)	352	147
Transaction costs (acquisitions and other)(e)	386	575
Gain on disposal of assets(f)	(284)	(78)
Effects of fair value adjustments to inventory(g)	44	1,731
Adjusted EBITDA	$175,014	$128,079

Net sales	$1,359,553	$1,042,076
Adjusted EBITDA Margin	12.9%	12.3%
___________________________________
(a)Represents changes in the fair value of stock appreciation rights.
(b)Represents changes in the fair values of noncontrolling interests and deferred compensation agreements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of July 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
Item 1. Legal Proceedings
From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that in management's opinion would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition. For additional information, see Note 12, “Commitments and Contingencies.”
The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products, as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims if the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or to have violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of July 31, 2022, approximately 1,037 asbestos-related personal injury lawsuits have been filed, and we vigorously defend against them. Of these, 988 have been dismissed without any payment by us, 38 are pending and only 11 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The number of shares repurchased and the average price paid per share for each month in the three months ended July 31, 2022 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in thousands)
May 1 through May 31	134,623	$47.43	134,623	$12,446
June 1 through June 30	177,509	45.86	177,509	196,285
July 1 through July 31	204,153	45.40	204,153	187,016
Total	516,285		516,285
___________________________________
(1)On June 20, 2022, our Board of Directors approved an expanded share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. This expanded program replaced our previous share repurchase authorization of $75.0 million. We may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any amount of common stock, and it may be suspended or terminated at any time at our discretion.

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

10.1		Employment Agreement dated July 18, 2022 between George Travis Hendren and GMS Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 22, 2022).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101 SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101 CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMS INC.

Date: September 1, 2022	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)