Form 10-Q
period 2022-10-31
GMS Inc.
filed 2022-12-08
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 41,622,050 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 30, 2022.

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
•general business, financial market and economic conditions, including inflation and deflation, rising interest rates, supply chain disruptions, labor shortages and capital market volatility;
•our dependency upon the cyclical commercial and residential construction markets, both new and repair and remodeling, including any impact from the developing slow-down in single-family construction;
•competition in our highly fragmented industry and the markets in which we operate;
•consolidation in our industry;
•the fluctuations in prices and mix of the products we distribute, including fluctuations caused by geopolitical conflicts, and our ability to pass on price increases to our customers and effectively manage inventories and margins in both inflationary and deflationary pricing environments;
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
•our ability to renew leases for our facilities on favorable terms or secure new facilities on acceptable terms;
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
•a disruption in our IT systems and costs necessary to maintain and update our IT systems; and
•the imposition of tariffs and other trade barriers, and the effect of any retaliatory trade measures.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and actual results and events may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q.
Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise. You should review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of the filing of this Quarterly Report on Form 10-Q.

PART I – Financial Information
Item 1. Financial Statements
GMS Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	October 31, 2022	April 30, 2022
Assets
Current assets:
Cash and cash equivalents	$124,201	$101,916
Trade accounts and notes receivable, net of allowances of $10,751 and $9,346, respectively	872,882	750,046
Inventories, net	576,388	550,953
Prepaid expenses and other current assets	23,191	20,212
Total current assets	1,596,662	1,423,127
Property and equipment, net of accumulated depreciation of $245,974 and $227,288, respectively	362,983	350,679
Operating lease right-of-use assets	149,544	153,271
Goodwill	690,288	695,897
Intangible assets, net	411,200	454,747
Deferred income taxes	21,168	17,883
Other assets	14,100	8,795
Total assets	$3,245,945	$3,104,399
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$366,143	$367,315
Accrued compensation and employee benefits	90,253	107,925
Other accrued expenses and current liabilities	137,404	127,938
Current portion of long-term debt	47,618	47,605
Current portion of operating lease liabilities	39,349	38,415
Total current liabilities	680,767	689,198
Non-current liabilities:
Long-term debt, less current portion	1,166,544	1,136,585
Long-term operating lease liabilities	108,762	112,161
Deferred income taxes, net	47,625	46,802
Other liabilities	58,308	55,155
Total liabilities	2,062,006	2,039,901
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 41,851 and 42,773 shares issued and outstanding as of October 31, 2022 and April 30, 2022, respectively	418	428
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of October 31, 2022 and April 30, 2022	—	—
Additional paid-in capital	477,558	522,136
Retained earnings	740,600	547,977
Accumulated other comprehensive loss	(34,637)	(6,043)
Total stockholders' equity	1,183,939	1,064,498
Total liabilities and stockholders' equity	$3,245,945	$3,104,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Net sales	$1,430,979	$1,150,551	$2,790,532	$2,192,627
Cost of sales (exclusive of depreciation and amortization shown separately below)	966,479	778,681	1,891,311	1,484,924
Gross profit	464,500	371,870	899,221	707,703
Operating expenses:
Selling, general and administrative	278,994	230,531	546,683	444,612
Depreciation and amortization	32,226	29,403	64,666	57,117
Total operating expenses	311,220	259,934	611,349	501,729
Operating income	153,280	111,936	287,872	205,974
Other (expense) income:
Interest expense	(16,055)	(14,744)	(30,716)	(28,401)
Other income, net	1,923	938	3,492	1,730
Total other expense, net	(14,132)	(13,806)	(27,224)	(26,671)
Income before taxes	139,148	98,130	260,648	179,303
Provision for income taxes	35,995	23,769	68,025	43,740
Net income	$103,153	$74,361	$192,623	$135,563
Weighted average common shares outstanding:
Basic	42,232	43,135	42,390	43,112
Diluted	42,887	43,894	43,102	43,933
Net income per common share:
Basic	$2.44	$1.72	$4.54	$3.14
Diluted	$2.41	$1.69	$4.47	$3.09
Comprehensive income
Net income	$103,153	$74,361	$192,623	$135,563
Foreign currency translation adjustments	(34,585)	4,114	(31,943)	(4,119)
Changes in other comprehensive income, net of tax	1,130	3,289	3,349	5,251
Comprehensive income	$69,698	$81,764	$164,029	$136,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2022	42,773	$428	$522,136	$547,977	$(6,043)	$1,064,498
Net income	—	—	—	89,470	—	89,470
Foreign currency translation adjustments	—	—	—	—	2,642	2,642
Other comprehensive income, net of tax	—	—	—	—	2,219	2,219
Repurchase and retirement of common stock	(516)	(5)	(23,790)	—	—	(23,795)
Equity-based compensation	—	—	3,132	—	—	3,132
Exercise of stock options	1	—	29	—	—	29
Vesting of restricted stock units	7	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(300)	—	—	(300)
Issuance of common stock pursuant to employee stock purchase plan	33	—	1,329	—	—	1,329
Balances as of July 31, 2022	42,298	423	502,536	637,447	(1,182)	1,139,224
Net income	—	—	—	103,153	—	103,153
Foreign currency translation adjustments	—	—	—	—	(34,585)	(34,585)
Other comprehensive income, net of tax	—	—	—	—	1,130	1,130
Repurchase and retirement of common stock	(601)	(6)	(25,770)	—	—	(25,776)
Equity-based compensation	—	—	3,781	—	—	3,781
Exercise of stock options	53	—	672	—	—	672
Vesting of restricted stock units	101	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(3,660)	—	—	(3,660)
Balances as of October 31, 2022	41,851	$418	$477,558	$740,600	$(34,637)	$1,183,939

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2021	43,073	$431	$542,737	$274,535	$4,759	$822,462
Net income	—	—	—	61,202	—	61,202
Foreign currency translation adjustments	—	—	—	—	(8,233)	(8,233)
Other comprehensive income, net of tax	—	—	—	—	1,962	1,962
Repurchase and retirement of common stock	(85)	(1)	(3,854)	—	—	(3,855)
Equity-based compensation	—	—	1,958	—	—	1,958
Exercise of stock options	44	1	862	—	—	863
Vesting of restricted stock units	8	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(256)	—	—	(256)
Issuance of common stock pursuant to employee stock purchase plan	43	—	1,140	—	—	1,140
Balances as of July 31, 2021	43,083	431	542,587	335,737	(1,512)	877,243
Net income	—	—	—	74,361	—	74,361
Foreign currency translation adjustments	—	—	—	—	4,114	4,114
Other comprehensive income, net of tax	—	—	—	—	3,289	3,289
Repurchase and retirement of common stock	(195)	(2)	(9,267)	—	—	(9,269)
Equity-based compensation	—	—	3,215	—	—	3,215
Exercise of stock options	52	1	976	—	—	977
Vesting of restricted stock units	112	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(2,579)	—	—	(2,579)
Balances as of October 31, 2021	43,052	$431	$534,931	$410,098	$5,891	$951,351
The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net income	$192,623	$135,563
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	64,666	57,117
Amortization of debt discount and debt issuance costs	802	1,392
Equity-based compensation	13,322	7,951
Gain on disposal of assets	(203)	(222)
Deferred income taxes	(2,925)	(718)
Other items, net	4,662	1,682
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(133,445)	(147,359)
Inventories	(32,270)	(168,519)
Prepaid expenses and other assets	(4,913)	(216)
Accounts payable	3,821	16,608
Accrued compensation and employee benefits	(17,859)	(3,561)
Other accrued expenses and liabilities	14,580	23,187
Cash provided by (used in) operating activities	102,861	(77,095)
Cash flows from investing activities:
Purchases of property and equipment	(21,670)	(16,119)
Proceeds from sale of assets	896	466
Acquisition of businesses, net of cash acquired	(2,620)	(124,976)
Cash used in investing activities	(23,394)	(140,629)
Cash flows from financing activities:
Repayments on revolving credit facilities	(251,247)	(442,442)
Borrowings from revolving credit facilities	280,113	583,233
Payments of principal on long-term debt	(2,555)	(2,555)
Payments of principal on finance lease obligations	(16,450)	(15,154)
Repurchases of common stock	(49,571)	(13,124)
Payment of acquisition holdback liability	(13,500)	—
Proceeds from exercises of stock options	701	1,840
Payments for taxes related to net share settlement of equity awards	(3,960)	(2,835)
Other financing activities	1,329	1,140
Cash (used in) provided by financing activities	(55,140)	110,103
Effect of exchange rates on cash and cash equivalents	(2,042)	(81)
Increase (decrease) in cash and cash equivalents	22,285	(107,702)
Cash and cash equivalents, beginning of period	101,916	167,012
Cash and cash equivalents, end of period	$124,201	$59,310
Supplemental cash flow disclosures:
Cash paid for income taxes	$60,792	$37,784
Cash paid for interest	29,268	17,596
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
Insurance Liabilities
The Company is self-insured for certain losses related to medical claims. The Company has stop-loss coverage to limit the exposure arising from medical claims. In addition, the Company has deductible-based insurance policies for certain losses related to general liability, automobile and workers’ compensation. The expected ultimate cost for claims incurred as of the balance sheet date is not discounted and is recognized as a liability if probable and estimable. Insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using historical loss development factors and actuarial assumptions followed in the insurance industry.

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

	October 31, 2022	April 30, 2022
	(in thousands)
Medical self‑insurance	$4,128	$3,371
General liability, automobile and workers’ compensation	28,197	21,707
Expected recoveries for insurance liabilities	(9,099)	(4,973)

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
Westside Acquisition
During the six months ended October 31, 2022, the Company settled its $13.5 million holdback liability related to the acquisition of Westside Building Material (“Westside”) in accordance with the terms of the purchase agreement. The holdback liability was for general representations and warranties of the sellers and was settled 15 months after the acquisition date.
Fiscal 2023 Acquisition
On June 1, 2022, the Company acquired certain assets of Construction Supply of Southwest Florida, Inc. (“CSSWF”). CSSWF is a distributor of various stucco, building and waterproofing supplies serving markets in the southwest Florida area. The impact of this acquisition is not material to the Company’s Consolidated Financial Statements.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Pro Forma Financial Information
The following table presents the unaudited pro forma consolidated net sales and net income for the Company for the period indicated:

	Three Months	Six Months
	Ended	Ended
	October 31, 2021	October 31, 2021
	(in thousands)
Net sales	$1,170,557	$2,269,667
Net income	75,369	142,425
On July 1, 2021, the Company acquired substantially all the assets of Westside. On December 1, 2021, the Company acquired Ames Taping Tools Holding LLC (“Ames”). The above pro forma results have been calculated by combining the historical results of the Company, Westside and Ames as if the acquisitions of Westside and Ames had occurred on May 1, 2021, the first day of the comparable prior reporting period presented. The pro forma results include estimates for intangible asset amortization, depreciation, interest expense and income taxes. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future. See Note 2, "Business Combinations," in the Company's Annual Report on Form 10-K for the year ended April 30, 2022 for more information regarding these acquisitions.
3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	October 31, 2022	April 30, 2022
	(in thousands)
Trade receivables	$743,227	$675,724
Other receivables	140,406	83,668
Allowance for expected credit losses	(5,750)	(5,087)
Other allowances	(5,001)	(4,259)
Trade accounts and notes receivable	$872,882	$750,046
The following table presents the change in the allowance for expected credit losses during the six months ended October 31, 2022:

(in thousands)
Balance as of April 30, 2022	$5,087
Provision	1,588
Other	(925)
Balance as of October 31, 2022	$5,750

Receivables from contracts with customers, net of allowances, were $732.5 million and $666.4 million as of October 31, 2022 and April 30, 2022, respectively. The Company did not have material amounts of contract assets or liabilities as of October 31, 2022 or April 30, 2022.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2022	$762,424	$(66,527)	$695,897
Goodwill recognized from acquisitions	685	—	685
Acquisition accounting adjustments from prior period	701	—	701
Translation adjustment	(9,934)	2,939	(6,995)
Balance as of October 31, 2022	$753,876	$(63,588)	$690,288
During the six months ended October 31, 2022, the Company recorded measurement period adjustments related to its Westside and Ames acquisitions.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Intangible Assets
The following tables present the components of the Company’s intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	October 31, 2022
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	12.5	$653,601	$(404,362)	$249,239
Definite-lived tradenames	5-20	15.6	95,527	(22,153)	73,374
Vendor agreements	8-10	10.0	1,000	(525)	475
Developed technology	5-10	6.9	8,183	(4,890)	3,293
Other	3-5	3.5	1,821	(1,369)	452
Definite-lived intangible assets			$760,132	$(433,299)	$326,833
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$411,200

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2022
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	12.5	$669,018	$(381,650)	$287,368
Definite-lived tradenames	5-20	15.6	97,453	(19,496)	77,957
Vendor agreements	8-10	10.0	1,000	(475)	525
Developed technology	5-10	6.8	8,471	(4,462)	4,009
Other	3-5	3.6	1,761	(1,240)	521
Definite-lived intangible assets			$777,703	$(407,323)	$370,380
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$454,747
Amortization expense related to definite-lived intangible assets was $17.2 million and $15.7 million for the three months ended October 31, 2022 and 2021, respectively, and $34.6 million and $30.5 million for the six months ended October 31, 2022 and 2021, respectively.
The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2023 (remaining six months)	$31,093
2024	54,530
2025	45,657
2026	38,541
2027	33,480
Thereafter	123,532
Total	$326,833
The Company’s indefinite-lived intangible assets as of October 31, 2022 and April 30, 2022 consisted of indefinite-lived tradenames.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Long-Term Debt

The Company’s long-term debt consisted of the following:

	October 31, 2022	April 30, 2022
	(in thousands)
Term Loan Facility	$502,058	$504,613
Unamortized discount and deferred financing costs on Term Loan Facility	(3,003)	(3,581)
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(4,514)	(4,836)
ABL Facility	240,000	211,134
Finance lease obligations	126,480	120,138
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2025	3,347	7,086
Unamortized discount on installment notes	(206)	(364)
Carrying value of debt	1,214,162	1,184,190
Less current portion	47,618	47,605
Long-term debt	$1,166,544	$1,136,585
Term Loan Facility
The Company has a senior secured first lien term loan facility (the “Term Loan Facility”). The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, with the remaining balance due in June 2025. The Term Loan Facility bears interest at a floating rate based on LIBOR plus 2.50%, with a 0% floor. As of October 31, 2022, the applicable rate of interest was 5.62%. The Company has interest rate swap agreements to convert the variable interest rate on a portion of its Term Loan Facility to a fixed rate. For more information, see Note 11, "Fair Value Measurements."
Senior Notes
The Company has senior unsecured notes due May 2029 (the "Senior Notes"). The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1.
Asset Based Lending Facility
The Company has an asset based revolving credit facility (the “ABL Facility”) that provides for aggregate revolving commitments of $545.0 million as of October 31, 2022. Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and accounts receivable, subject to certain reserves and other adjustments.
As of October 31, 2022, at the Company’s option, the interest rates applicable to the loans under the ABL Facility were based on the Secured Overnight Financing Rate ("SOFR") or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of October 31, 2022, the weighted average interest rate on borrowings was 5.01%.
As of October 31, 2022, the Company had available borrowing capacity of approximately $271.8 million under the ABL Facility. The ABL Facility matures on September 30, 2024 unless the individual affected lenders agree to extend the maturity of their respective loans under the ABL Facility upon the Company’s request and without the consent of any other lender. The ABL Facility contains a cross default provision with the Term Loan Facility.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. As of October 31, 2022, the Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes.
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of October 31, 2022.
Canadian Revolving Credit Facility
Through one of its Canadian subsidiaries, the Company has a revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $22.0 million ($30.0 million Canadian dollars). The Canadian Facility bears interest at the Canadian prime rate plus a marginal rate based on the level determined by WSB Titan’s total debt to EBITDA ratio at the end of the most recently completed fiscal quarter or year. As of October 31, 2022, the Company had available borrowing capacity of approximately $22.0 million under the Canadian Facility. The Canadian Facility matures on January 12, 2026.
Debt Maturities
As of October 31, 2022, the maturities of long-term debt were as follows:

	Term Loan Facility	Senior Notes	ABL Facility	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2023 (remaining six months)	$2,555	$—	$—	$20,396	$529	$23,480
2024	5,110	—	—	36,092	1,881	43,083
2025	5,110	—	240,000	26,697	937	272,744
2026	489,283	—	—	19,948	—	509,231
2027	—	—	—	13,682	—	13,682
Thereafter	—	350,000	—	9,665	—	359,665
	$502,058	$350,000	$240,000	$126,480	$3,347	$1,221,885

6. Leases
The components of lease expense were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$5,979	$5,564	$11,797	$11,156
Interest on lease liabilities	1,739	2,123	3,561	4,424
Operating lease cost	13,008	11,314	25,979	22,327
Variable lease cost	5,677	4,629	11,580	8,552
Total lease cost	$26,403	$23,630	$52,917	$46,459

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended October 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$29,905	$22,727
Operating cash flows from finance leases	3,561	4,424
Financing cash flows from finance leases	16,450	15,154
Right-of-use assets obtained in exchange for lease obligations
Operating leases	19,268	29,145
Finance leases	26,638	13,034
Other information related to leases was as follows:

	October 31, 2022	April 30, 2022
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$209,777	$193,380
Accumulated depreciation	(61,775)	(57,363)
Property and equipment, net	$148,002	$136,017
Weighted-average remaining lease term (years)
Operating leases	4.6	4.6
Finance leases	3.5	3.7
Weighted-average discount rate
Operating leases	4.6%	4.7%
Finance leases	4.9%	4.2%
Future minimum lease payments under non-cancellable leases as of October 31, 2022 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2023 (remaining six months)	$23,487	$21,572
2024	40,194	45,439
2025	29,203	34,919
2026	21,451	23,260
2027	14,463	13,988
Thereafter	9,972	26,275
Total lease payments	138,770	165,453
Less imputed interest	12,290	17,342
Total	$126,480	$148,111

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 26.1% and 24.4% for the six months ended October 31, 2022 and 2021, respectively. The difference in the effective income tax rate over the U.S. federal statutory rate of 21.0% for the six months ended October 31, 2022 was primarily due to the impact of foreign and state taxes. The difference in the effective income tax rate over the U.S. federal statutory rate for the six months ended October 31, 2021 was primarily due to the impact of state taxes, foreign tax rates and a change in the valuation allowance.
Valuation allowance. The Company had a valuation allowance of $11.5 million and $11.7 million against its deferred tax assets related to certain U.S. tax jurisdictions as of October 31, 2022 and April 30, 2022, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.
Uncertain tax positions. The Company had no uncertain tax positions as of October 31, 2022 or April 30, 2022.

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
The Company repurchased approximately 1.1 million shares of its common stock for $49.6 million during the six months ended October 31, 2022, of which $10.8 million was repurchased under the previous authorization and $38.8 million was repurchased under the new authorization. The Company repurchased approximately 0.3 million shares of its common stock for $13.1 million during the six months ended October 31, 2021. As of October 31, 2022, the Company had $161.2 million of remaining repurchase authorization under its stock repurchase program.
Accumulated Other Comprehensive Loss
The following table sets forth the changes to accumulated other comprehensive loss, net of tax, by component for the six months ended October 31, 2022:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2022	$(5,041)	$(1,002)	$(6,043)
Other comprehensive income (loss) before reclassification	(31,943)	4,450	(27,493)
Reclassification to earnings from accumulated other comprehensive loss	—	(1,101)	(1,101)
Balance as of October 31, 2022	$(36,984)	$2,347	$(34,637)
Other comprehensive income (loss) before reclassification on derivative instruments for the six months ended October 31, 2022 is net of $1.4 million of tax. Reclassification to earnings from accumulated other comprehensive loss is net of $0.4 million of tax.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Equity-Based Compensation
General
Equity-based compensation expense related to stock options and restricted stock units was $6.5 million and $4.8 million during the six months ended October 31, 2022 and 2021, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Option Awards
The following table presents stock option activity for the six months ended October 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2022	1,245	$25.65	6.4	$28,121
Options granted	184	53.60
Options exercised	(91)	15.92
Options forfeited	(2)	31.34
Outstanding as of October 31, 2022	1,336	$30.16	6.6	$24,482
Exercisable as of October 31, 2022	913	$23.08	5.5	$22,128
Vested and Expected to vest as of October 31, 2022	1,334	$30.14	6.6	$24,467
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the six months ended October 31, 2022 and 2021 was $2.6 million and $2.8 million, respectively. As of October 31, 2022, there was $7.1 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.2 years.
The fair value of stock options granted during the six months ended October 31, 2022 and 2021 was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting weighted average grant date fair value:

	Six Months Ended October 31,
	2022	2021
Volatility	45.80%	42.42%
Expected life (years)	6.0	6.0
Risk-free interest rate	2.67%	0.85%
Dividend yield	—%	—%
Grant date fair value	$25.26	$20.24

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Restricted Stock Units
The following table presents restricted stock unit activity for the six months ended October 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2022	330	$35.83
Granted	201	53.72
Vested	(164)	32.83
Forfeited	(2)	44.04
Outstanding as of October 31, 2022	365	$46.96
As of October 31, 2022, there was $10.4 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year.  The Company recognized $0.4 million and $0.4 million of stock-based compensation expense related to the ESPP during the six months ended October 31, 2022 and 2021, respectively.
The following table presents the number of shares of the Company’s common stock purchased under the ESPP and average price per share:

	Six Months Ended October 31,
	2022	2021
	(in thousands)
Number of shares purchased under the ESPP	33	43
Average purchase price	$40.05	$26.36

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2022	$30,878	$2,205	$11,026
Amounts redeemed	(297)	—	—
Change in fair value	5,574	122	713
Balance as of October 31, 2022	$36,155	$2,327	$11,739

Classified as current as of April 30, 2022	$1,532	$—	$—
Classified as long-term as of April 30, 2022	29,346	2,205	11,026

Classified as current as of October 31, 2022	$7,706	$520	$2,602
Classified as long-term as of October 31, 2022	28,449	1,807	9,137
Total expense related to these instruments was $6.4 million and $2.8 million during the six months ended October 31, 2022 and 2021, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. See Note 13, "Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests," in the Company's Annual Report on Form 10-K for the year ended April 30, 2022 for more information regarding stock appreciation rights, deferred compensation and redeemable noncontrolling interests.
11. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis:

	October 31, 2022	April 30, 2022
	(in thousands)
Interest rate swaps (Level 2)	$3,300	$(1,136)
The Company has interest rate swap agreements with a notional amount of $500.0 million to convert the variable interest rate on a portion of its Term Loan Facility to a fixed 1-month LIBOR interest rate of 2.46%. The contracts were effective on February 28, 2019 and terminate on February 28, 2023. The objective of the interest rate swap agreements is to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company believes there have been no material changes in the creditworthiness of the counterparties to these interest rate swaps and believes the risk of nonperformance by each party is minimal. The Company designated the interest rate swaps as cash flow hedges.
As of October 31, 2022, the interest rate swap assets were classified in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet. As of April 30, 2022, the interest rate swap liabilities were classified in other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheet. The Company recognized gains, net of tax, of $0.1 million and losses, net of tax, of $2.3 million during the three months ended October 31, 2022 and 2021, respectively, related to its interest rate swaps. The Company recognized losses, net of tax, of $1.1 million and $4.5 million during the six months ended October 31, 2022 and 2021, respectively. These amounts are included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows. As of October 31, 2022, the Company expects that approximately $3.3

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

million of pre-tax earnings will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” There were no material long-lived asset impairments during the six months ended October 31, 2022 or 2021.
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

	October 31, 2022		April 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$274,750	$350,000	$310,625

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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

13. Segments
There have been no changes to the Company's reportable segments during the six months ended October 31, 2022. For more information regarding the Company's reportable segments, see Note 17, "Segments," in the Company's Annual Report on Form 10-K for the year ended April 30, 2022.
Segment Results
The following tables present segment results:

	Three Months Ended October 31, 2022
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,398,540	$443,868	$27,750	$185,807
Other	32,439	20,632	4,352	9,706
Corporate	—	—	124	—
	$1,430,979	$464,500	$32,226	$195,513

	Three Months Ended October 31, 2021
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,140,652	$367,920	$28,990	$147,923
Other	9,899	3,950	88	1,616
Corporate	—	—	325	—
	$1,150,551	$371,870	$29,403	$149,539

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended October 31, 2022
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$2,726,988	$860,006	$55,728	$353,176
Other	63,544	39,215	8,687	17,351
Corporate	—	—	251	—
	$2,790,532	$899,221	$64,666	$370,527

	Six Months Ended October 31, 2021
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$2,173,040	$700,605	$56,418	$274,940
Other	19,587	7,098	176	2,678
Corporate	—	—	523	—
	$2,192,627	$707,703	$57,117	$277,618

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Net income	$103,153	$74,361	$192,623	$135,563
Interest expense	16,055	14,744	30,716	28,401
Interest income	(154)	(27)	(210)	(27)
Provision for income taxes	35,995	23,769	68,025	43,740
Depreciation expense	15,058	13,703	30,051	26,628
Amortization expense	17,168	15,700	34,615	30,489
Stock appreciation rights(a)	3,230	983	5,574	1,875
Redeemable noncontrolling interests and deferred compensation(b)	340	593	835	903
Equity-based compensation(c)	3,781	3,215	6,913	5,173
Severance and other permitted costs(d)	379	249	731	396
Transaction costs (acquisitions and other)(e)	292	2,393	678	2,968
Loss (gain) on disposal of assets(f)	81	(144)	(203)	(222)
Effects of fair value adjustments to inventory(g)	135	—	179	1,731
Adjusted EBITDA	$195,513	$149,539	$370,527	$277,618
__________________________________________

(a)Represents changes in the fair value of stock appreciation rights.
(b)Represents changes in the fair values of noncontrolling interests and deferred compensation agreements.
(c)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)Represents severance expenses and other costs permitted in the calculation of Adjusted EBITDA under the ABL Facility and the Term Loan Facility.
(e)Represents costs related to acquisitions paid to third parties.
(f)Includes gains and losses from the sale and disposal of assets.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

(g)Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.

Revenues by Product
The following table presents the Company’s net sales to external customers by main product lines:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Wallboard	$584,557	$414,522	$1,106,111	$804,657
Ceilings	159,601	140,866	326,876	278,937
Steel framing	278,152	272,000	553,048	468,276
Complementary products	408,669	323,163	804,497	640,757
Total net sales	$1,430,979	$1,150,551	$2,790,532	$2,192,627
Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
United States	$1,252,324	$988,103	$2,440,195	$1,850,893
Canada	178,655	162,448	350,337	341,734
Total net sales	$1,430,979	$1,150,551	$2,790,532	$2,192,627
The following table presents the Company’s property and equipment, net, by major geographic area:

	October 31, 2022	April 30, 2022
	(in thousands)
United States	$326,930	$311,061
Canada	36,053	39,618
Total property and equipment, net	$362,983	$350,679

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income	$103,153	$74,361	$192,623	$135,563
Basic earnings per common share:
Basic weighted average common shares outstanding	42,232	43,135	42,390	43,112
Basic earnings per common share	$2.44	$1.72	$4.54	$3.14
Diluted earnings per common share:
Basic weighted average common shares outstanding	42,232	43,135	42,390	43,112
Add: Common Stock Equivalents	655	759	712	821
Diluted weighted average common shares outstanding	42,887	43,894	43,102	43,933
Diluted earnings per common share	$2.41	$1.69	$4.47	$3.09
During the three and six months ended October 31, 2022 and 2021, the number of Common Stock Equivalents excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive was not material. Anti-dilutive securities could be dilutive in future periods.

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

Market Conditions and Outlook
Residential
Since mid-2020, we have experienced strong underlying demand for our residential products. We believe this has been driven by a combination of factors including favorable demographics, periods of historically low interest rates, low levels of supply of new and existing homes for sale, a strong job market, and changes in workplace habits and preferences resulting from COVID-19. The recent uptick in affordability concerns, including inflation and higher mortgage rates, along with broader macroeconomic and geopolitical concerns, has resulted in a slowdown in residential single-family starts, which creates some level of uncertainty in the medium term. While we expect a year-over-year decline in single-family starts for our products to materialize, a backlog of work in process remains in certain markets and the specific timing, extent and duration of such decline is uncertain. We expect strength in multi-family residential to continue through at least the remainder of the fiscal year as multi-family starts continue to increase and there remains a large backlog between starts and completions in that industry segment.
More broadly, the solid underlying demand fundamentals of the housing market, including favorable demographics and low levels of supply of new homes, are expected to provide support for that market in the longer term, despite the currently developing slowdown. In addition, we believe the Company continues to be well-positioned due to our broad mix of customers, including commercial, multi-family and single-family builders and contractors, as well as our wide breadth of product offerings, to adjust as needed to meet demand in all of our end markets.
Commercial
Demand for commercial projects was severely impacted by COVID-19 and has been slow to recover in certain sectors. However, we are starting to see some improvement, including stronger year-over-year commercial wallboard sales and volumes. Construction to support medical, hospitality and governmental projects has started to rebound, particularly where commercial development has followed residential expansion. Larger office projects, both new and for repair and remodeling (“R&R”), however, remain tempered, particularly in more mature urban markets.
As with residential contractors, both we and commercial contractors face inflationary pressures and availability constraints for fuel, labor, building products and other miscellaneous expenses.

Business Strategy
The key elements of our business strategy are as follows:
•Expand Core Products. Our business strategy includes an emphasis on expanding our market share in our core products (wallboard, ceilings and steel framing).
•Grow Complementary Products. We are focused on growing our complementary product lines (insulation, lumber, ready-mix joint compound, tools, fasteners, EIFS and various other construction products) to better serve our customers and diversify and expand our product offerings while driving higher sales and margins.
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

COVID-19 Update
We continue to actively monitor the ongoing impacts of COVID-19 and its contributory effects on the economy and on our business. We will continue to implement, as deemed necessary or advisable, procedures and processes to protect the health and safety of our employees, customers, partners and suppliers.

We may take actions that alter our business operations if required by federal, state, provincial or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Furthermore, while COVID-19 had a limited impact on our financial results and operations during the three and six months ended October 31, 2022, there is no guarantee that COVID-19 or its contributory effects on the economy will not have a material impact on our future financial results or operations. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 for a discussion of risks which could have a material adverse effect on our operations and financial results and for more information regarding the impact of COVID-19 and our response.

Highlights

    Key highlights in our business during the six months ended October 31, 2022 are described below:

•Generated net sales of $2,790.5 million during the six months ended October 31, 2022, a 27.3% increase from the prior year period, primarily due to inflationary pricing along with active residential construction and an improving commercial landscape, both of which helped drive volume growth in wallboard, ceilings and complementary products. We also benefited from acquisitions we completed over the past year. In addition, there was one additional selling day during the six months ended October 31, 2022 compared to the prior year period.

•Generated net income of $192.6 million during the six months ended October 31, 2022, a 42.1% increase compared to the prior year, primarily due to the increase in net sales noted above, partially offset by increased selling, general and administrative expenses, and an increase in the provision for income taxes. Supply chain dynamics have led to high levels of product inflation, which have been the principal driver of both sales growth and incremental profitability.

•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $370.5 million during the six months ended October 31, 2022, a 33.5% increase compared to the prior year, primarily due to the increase in net sales noted above. Adjusted EBITDA, as a percentage of net sales, increased to 13.3% for the six months ended October 31, 2022 compared to 12.7% for the six months ended October 31, 2021, primarily due to better operating leverage, as product price inflation on sales outpaced operating cost inflation.

•Completed one acquisition and opened three greenfield locations.

Recent Developments
Acquisition
On June 1, 2022, we acquired certain assets of Construction Supply of Southwest Florida, Inc. (“CSSWF”). CSSWF is a distributor of various stucco, building and waterproofing supplies serving markets in the southwest Florida area. For more information regarding our acquisitions, see Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Greenfields and Ames Stores

During the six months ended October 31, 2022, we opened greenfield locations in Wildwood, Florida, Cleveland, Ohio and Greenville, North Carolina. We also opened six new Ames Taping Tools Holding LLC ("Ames") stores.

Results of Operations
The following table summarizes key components of our results of operations for the three and six months ended October 31, 2022 and 2021:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(dollars in thousands)
Statement of operations data:
Net sales	$1,430,979	$1,150,551	$2,790,532	$2,192,627
Cost of sales (exclusive of depreciation and amortization shown separately below)	966,479	778,681	1,891,311	1,484,924
Gross profit	464,500	371,870	899,221	707,703
Operating expenses:
Selling, general and administrative expenses	278,994	230,531	546,683	444,612
Depreciation and amortization	32,226	29,403	64,666	57,117
Total operating expenses	311,220	259,934	611,349	501,729
Operating income	153,280	111,936	287,872	205,974
Other (expense) income:
Interest expense	(16,055)	(14,744)	(30,716)	(28,401)
Other income, net	1,923	938	3,492	1,730
Total other expense, net	(14,132)	(13,806)	(27,224)	(26,671)
Income before taxes	139,148	98,130	260,648	179,303
Provision for income taxes	35,995	23,769	68,025	43,740
Net income	$103,153	$74,361	$192,623	$135,563
Non-GAAP measures:
Adjusted EBITDA(1)	$195,513	$149,539	$370,527	$277,618
Adjusted EBITDA margin(1)(2)	13.7%	13.0%	13.3%	12.7%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA,” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.

(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.
Three Months Ended October 31, 2022 and 2021
Net Sales

	Three Months Ended October 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Wallboard	$584,557	$414,522	$170,035	41.0%
Ceilings	159,601	140,866	18,735	13.3%
Steel framing	278,152	272,000	6,152	2.3%
Complementary products	408,669	323,163	85,506	26.5%
Total net sales	$1,430,979	$1,150,551	$280,428	24.4%
We generate net sales by providing a comprehensive product offering of wallboard, ceilings, steel framing and complementary products. The increase in net sales during the three months ended October 31, 2022 compared to the prior year period was primarily due to inflationary pricing along with active residential construction and an improving commercial landscape, both of which helped drive volume growth in wallboard, ceilings and complementary products. We also benefited from the Ames acquisition. In addition, there was one additional selling day during the three months ended October 31, 2022 compared to the prior year period. Partially offsetting these increases was the negative impact of foreign currency translation on net sales during the three months ended October 31, 2022. The increase consisted of the following:
•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to an increase in price/product mix and higher volume;
•an increase in ceilings sales, which are principally impacted by commercial construction activity, primarily due to an increase in price/product mix and higher volume;
•an increase in steel framing sales, which are principally impacted by commercial construction activity, primarily due to an increase in price/product mix, partially offset by lower volume; and
•an increase in complementary products sales, which include insulation, joint treatment, tools (including automatic taping and finishing (ATF) tools), lumber and various other specialty building products, primarily due to an increase in pricing in certain product categories, positive contributions from acquisitions and the execution of growth initiatives to increase product sales.
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended October 31, 2022. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Three Months Ended October 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Net sales	$1,430,979
Recently acquired net sales (1)	(35,710)
Impact of foreign currency (2)	10,558
Base business net sales (3)	$1,405,827	$1,150,551	$255,276	22.2%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended October 31, 2022, net sales includes sales from the following acquisitions: Ames acquired on December 1, 2021, Kimco Supply Company acquired on December 1, 2021 and CSSWF acquired on June 1, 2022.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The increase in organic net sales was primarily driven by inflationary pricing, active residential construction, volume growth in wallboard, ceilings and complementary products and an improving commercial landscape. In addition, there was one additional selling day during the three months ended October 31, 2022 compared to the prior year period.
Gross Profit and Gross Margin

	Three Months Ended October 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Gross profit	$464,500	$371,870	$92,630	24.9%
Gross margin	32.5%	32.3%
The increase in gross profit during the three months ended October 31, 2022 compared to the prior year period was primarily due to the successful pass through of product inflation, continued strength in residential construction, improving commercial sales and incremental gross profit from acquisitions. The increase in gross margin on net sales for the three months ended October 31, 2022 compared to the prior year period was primarily due to an increase in margins for complementary products and steel framing.

Selling, General and Administrative Expenses

	Three Months Ended October 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$278,994	$230,531	$48,463	21.0%
% of net sales	19.5%	20.0%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses increased during the three months ended October 31, 2022 compared to the prior year period, primarily due to increases in payroll and payroll related costs, fuel costs, travel costs and facilities costs, which were driven by increased sales volume, inflationary pressures and incremental selling, general and administrative expenses from acquisitions. Selling, general and administrative expenses as a percentage of our net sales decreased during the three months ended October 31, 2022 compared to the prior year period, primarily due to the impact of inflationary market pricing on sales.
Depreciation and Amortization Expense

	Three Months Ended October 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Depreciation	$15,058	$13,703	$1,355	9.9%
Amortization	17,168	15,700	1,468	9.4%
Depreciation and amortization	$32,226	$29,403	$2,823	9.6%
Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. The increase in depreciation expense during the three months ended October 31, 2022 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in the acquisition of Ames and capital expenditures over the past year. The increase in amortization expense during the three months ended October 31, 2022 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in the acquisition of Ames, partially offset by time-based progression of our use of the accelerated method of amortization for acquired customer relationships.
Interest Expense

	Three Months Ended October 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Interest expense	$16,055	$14,744	$1,311	8.9%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The increase in interest expense during the three months ended October 31, 2022 compared to the prior year period was primarily due to increases in interest rates and an increase in average debt outstanding.

Income Taxes

	Three Months Ended October 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$35,995	$23,769	$12,226	51.4%
Effective tax rate	25.9%	24.2%
The change in the effective income tax rate during the three months ended October 31, 2022 compared to the prior year period was primarily due to the impact of actions taken during the current year in anticipation of expected changes in Canadian tax regulations, as well as stock-based compensation.
Six Months Ended October 31, 2022 and 2021
Net Sales

	Six Months Ended October 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Wallboard	$1,106,111	$804,657	$301,454	37.5%
Ceilings	326,876	278,937	47,939	17.2%
Steel framing	553,048	468,276	84,772	18.1%
Complementary products	804,497	640,757	163,740	25.6%
Total net sales	$2,790,532	$2,192,627	$597,905	27.3%
The increase in net sales during the six months ended October 31, 2022 compared to the prior year period was primarily due to inflationary pricing, active residential construction, volume growth in wallboard, ceilings and complementary products, an improving commercial landscape and acquisitions over the past year. In addition, there was one additional selling day during the six months ended October 31, 2022 compared to the prior year period. Partially offsetting these increases was the negative impact of foreign currency translation on net sales during the six months ended October 31, 2022. The increase consisted of the following:
•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to an increase in price/product mix and higher volume;
•an increase in ceilings sales, which are principally impacted by commercial construction activity, primarily due to an increase in price/product mix and higher volume;
•an increase in steel framing sales, which are principally impacted by commercial construction activity, primarily due to an increase in price/product mix, partially offset by lower volume; and
•an increase in complementary products sales, which include insulation, joint treatment, tools (including ATF tools), lumber and various other specialty building products, primarily due to an increase in pricing in certain product categories, positive contributions from acquisitions and the execution of growth initiatives to increase product sales.
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the six months ended October 31, 2022.

	Six Months Ended October 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Net sales	$2,790,532
Recently acquired net sales (1)	(109,632)
Impact of foreign currency (2)	18,581
Base business net sales (3)	$2,699,481	$2,192,627	$506,854	23.1%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the six months ended October 31, 2022, net sales includes sales from the following acquisitions: Westside Building Material ("Westside") acquired on July 1, 2021, Ames acquired on December 1, 2021, Kimco Supply Company acquired on December 1, 2021 and CSSWF acquired on June 1, 2022.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The increase in organic net sales was primarily driven by inflationary pricing, active residential construction, volume growth in wallboard, ceilings and complementary products and an improving commercial landscape. Also contributing was one more selling day during the six months ended October 31, 2022 compared to the prior year period.
Gross Profit and Gross Margin

	Six Months Ended October 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Gross profit	$899,221	$707,703	$191,518	27.1%
Gross margin	32.2%	32.3%
The increase in gross profit during the six months ended October 31, 2022 compared to the prior year period was primarily due to the successful pass through of product inflation, active residential construction and incremental gross profit from acquisitions. Gross margin on net sales for the six months ended October 31, 2022 was flat compared to the prior year period. On a product line basis, wallboard and steel margins were unfavorably impacted by the timing and elasticity of inflationary price-cost dynamics in the market while complementary products and ceilings benefited.
Selling, General and Administrative Expenses

	Six Months Ended October 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$546,683	$444,612	$102,071	23.0%
% of net sales	19.6%	20.3%
Selling, general and administrative expenses increased during the six months ended October 31, 2022 compared to the prior year period, primarily due to increases in payroll and payroll related costs, fuel costs, travel costs and facilities costs, which were driven by increased sales volume, inflationary pressures and incremental selling, general and administrative expenses from acquisitions. Selling, general and administrative expenses as a percentage of our net sales decreased during the six months ended October 31, 2022 compared to the prior year period, primarily due to the impact of inflationary market pricing on sales and greenfield expansion.

Depreciation and Amortization Expense

	Six Months Ended October 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Depreciation	$30,051	$26,628	$3,423	12.9%
Amortization	34,615	30,489	4,126	13.5%
Depreciation and amortization	$64,666	$57,117	$7,549	13.2%
The increase in depreciation expense during the six months ended October 31, 2022 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in the acquisitions of Westside and Ames. The increase in amortization expense during the six months ended October 31, 2022 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in the acquisitions of Westside and Ames, partially offset by time-based progression of our use of the accelerated method of amortization for acquired customer relationships.
Interest Expense

	Six Months Ended October 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Interest expense	$30,716	$28,401	$2,315	8.2%
The increase in interest expense during the six months ended October 31, 2022 compared to the prior year period was primarily due to increases in interest rates and an increase in average debt outstanding.
Income Taxes

	Six Months Ended October 31,		Change
	2022	2021	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$68,025	$43,740	$24,285	55.5%
Effective tax rate	26.1%	24.4%
The change in the effective income tax rate during the six months ended October 31, 2022 compared to the prior year period was primarily due to the impact of actions taken during the year in anticipation of expected changes in Canadian tax regulations, as well as stock-based compensation.
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
As of October 31, 2022, we had available borrowing capacity of approximately $271.8 million under our ABL Facility. The ABL Facility is scheduled to mature on September 30, 2024.
As of October 31, 2022, we had available borrowing capacity of approximately $22.0 million under our Canadian revolving credit facility (the “Canadian Facility”) that provides for aggregate revolving commitments of $22.0 million ($30.0 million Canadian dollars). The Canadian Facility matures on January 12, 2026.

For more information regarding our ABL Facility and other indebtedness, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
On June 20, 2022, our Board of Directors approved an expanded share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. This expanded program replaces our previous share repurchase authorization of $75.0 million. We may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any amount of common stock, and it may be suspended or terminated at any time at our discretion. We repurchased approximately 1.1 million shares of our common stock for $49.6 million during the six months ended October 31, 2022, of which $10.8 million was repurchased under the previous authorization and $38.8 million was repurchased under the new authorization. As of October 31, 2022, we had $161.2 million of remaining purchase authorization.
We regularly evaluate opportunities to optimize our capital structure, including through the issuance or incurrence of additional debt, refinancing or repaying existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives, acquisitions and our stock repurchase program.
Cash Flows
A summary of our operating, investing and financing activities is shown in the following table:

	Six Months Ended October 31,
	2022	2021
	(in thousands)
Cash provided by (used in) operating activities	$102,861	$(77,095)
Cash used in investing activities	(23,394)	(140,629)
Cash (used in) provided by financing activities	(55,140)	110,103
Effect of exchange rates on cash and cash equivalents	(2,042)	(81)
Increase (decrease) in cash and cash equivalents	$22,285	$(107,702)
Operating Activities
The change in cash provided by (used in) operating activities during the six months ended October 31, 2022 compared to the prior year period was primarily due to an increase in inventory in the prior year period related to ensuring product availability and managing price inflation amid an environment of tight and less reliable supply. We have experienced an increase in our inventory and accounts receivable balances compared to historical levels due to product inflation. This was partially offset by an increase in cash used for our annual bonuses, which are paid in the first fiscal quarter.
Investing Activities
The decrease in cash used in investing activities during the six months ended October 31, 2022 compared to the prior year period was primarily due to a $122.4 million decrease in cash used for acquisitions, partially offset by a $5.6 million increase in capital expenditures.
Capital expenditures during the six months ended October 31, 2022 primarily consisted of building and leasehold improvements, vehicles and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.

Financing Activities
The change in in cash (used in) provided by financing activities during the six months ended October 31, 2022 compared to the prior year period was primarily due to net borrowings of $28.9 million under our revolving credit facilities during the six months ended October 31, 2022, compared to net borrowings of $140.8 million during the prior year period. During the six months ended October 31, 2021, we used our revolving credit facilities to help fund the Westside acquisition and for general working capital needs. Also contributing to the change was a $36.4 million increase in repurchases of common stock during the six months ended October 31, 2022 compared to the prior year period and a $13.5 million holdback liability payment during the six months ended October 31, 2022 related to our Westside acquisition in accordance with the terms of the acquisition agreement. The holdback was for general representations and warranties of the sellers and was settled 15 months after the July 1, 2021 acquisition date.
Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. The Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes as of October 31, 2022.
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of October 31, 2022.
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
The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
	(in thousands)
Net income	$103,153	$74,361	$192,623	$135,563
Interest expense	16,055	14,744	30,716	28,401
Interest income	(154)	(27)	(210)	(27)
Provision for income taxes	35,995	23,769	68,025	43,740
Depreciation expense	15,058	13,703	30,051	26,628
Amortization expense	17,168	15,700	34,615	30,489
Stock appreciation rights(a)	3,230	983	5,574	1,875
Redeemable noncontrolling interests and deferred compensation(b)	340	593	835	903
Equity-based compensation(c)	3,781	3,215	6,913	5,173
Severance and other permitted costs(d)	379	249	731	396
Transaction costs (acquisitions and other)(e)	292	2,393	678	2,968
Loss (gain) on disposal of assets(f)	81	(144)	(203)	(222)
Effects of fair value adjustments to inventory(g)	135	—	179	1,731
Adjusted EBITDA	$195,513	$149,539	$370,527	$277,618

Net sales	$1,430,979	$1,150,551	$2,790,532	$2,192,627
Adjusted EBITDA Margin	13.7%	13.0%	13.3%	12.7%
___________________________________
(a)Represents changes in the fair value of stock appreciation rights.
(b)Represents changes in the fair values of noncontrolling interests and deferred compensation agreements.
(c)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)Represents severance expenses and other costs permitted in the calculation of Adjusted EBITDA under the ABL Facility and the Term Loan Facility.
(e)Represents costs related to acquisitions paid to third parties.
(f)Includes gains and losses from the sale and disposal of assets.
(g)Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of October 31, 2022, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products, as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims if the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or to have violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of October 31, 2022, approximately 1,046 asbestos-related personal injury lawsuits have been filed, and we vigorously defend against them. Of these, 992 have been dismissed without any payment by us, 42 are pending and only 12 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The number of shares repurchased and the average price paid per share for each month in the three months ended October 31, 2022 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in thousands)
August 1 through August 31	—	$—	—	$187,016
September 1 through September 30	330,892	42.82	330,892	172,847
October 1 through October 31	269,979	42.99	269,979	161,240
Total	600,871		600,871
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

GMS INC.

Date: December 8, 2022	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)