Form 10-Q
period 2023-01-31
GMS Inc.
filed 2023-03-02
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 41,305,471 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 28, 2023.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. Statements about the growth of or other future developments relating to our various markets and statements about our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this Quarterly Report on Form 10-Q are forward-looking statements.
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

PART I – Financial Information
Item 1. Financial Statements
GMS Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	January 31, 2023	April 30, 2022
Assets
Current assets:
Cash and cash equivalents	$186,663	$101,916
Trade accounts and notes receivable, net of allowances of $10,653 and $9,346, respectively	775,118	750,046
Inventories, net	586,651	550,953
Prepaid expenses and other current assets	19,215	20,212
Total current assets	1,567,647	1,423,127
Property and equipment, net of accumulated depreciation of $257,697 and $227,288, respectively	375,115	350,679
Operating lease right-of-use assets	153,524	153,271
Goodwill	693,871	695,897
Intangible assets, net	403,851	454,747
Deferred income taxes	21,343	17,883
Other assets	18,106	8,795
Total assets	$3,233,457	$3,104,399
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$314,349	$367,315
Accrued compensation and employee benefits	91,724	107,925
Other accrued expenses and current liabilities	117,737	127,938
Current portion of long-term debt	54,222	47,605
Current portion of operating lease liabilities	41,518	38,415
Total current liabilities	619,550	689,198
Non-current liabilities:
Long-term debt, less current portion	1,169,258	1,136,585
Long-term operating lease liabilities	110,240	112,161
Deferred income taxes, net	48,183	46,802
Other liabilities	55,530	55,155
Total liabilities	2,002,761	2,039,901
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 41,347 and 42,773 shares issued and outstanding as of January 31, 2023 and April 30, 2022, respectively	413	428
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of January 31, 2023 and April 30, 2022	—	—
Additional paid-in capital	451,210	522,136
Retained earnings	805,375	547,977
Accumulated other comprehensive loss	(26,302)	(6,043)
Total stockholders' equity	1,230,696	1,064,498
Total liabilities and stockholders' equity	$3,233,457	$3,104,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Net sales	$1,234,618	$1,153,595	$4,025,150	$3,346,222
Cost of sales (exclusive of depreciation and amortization shown separately below)	832,370	785,823	2,723,681	2,270,747
Gross profit	402,248	367,772	1,301,469	1,075,475
Operating expenses:
Selling, general and administrative	267,380	241,040	814,063	685,652
Depreciation and amortization	31,419	29,750	96,085	86,867
Total operating expenses	298,799	270,790	910,148	772,519
Operating income	103,449	96,982	391,321	302,956
Other (expense) income:
Interest expense	(16,943)	(15,429)	(47,659)	(43,830)
Other income, net	1,966	1,041	5,458	2,771
Total other expense, net	(14,977)	(14,388)	(42,201)	(41,059)
Income before taxes	88,472	82,594	349,120	261,897
Provision for income taxes	23,697	21,211	91,722	64,951
Net income	$64,775	$61,383	$257,398	$196,946
Weighted average common shares outstanding:
Basic	41,578	43,094	42,119	43,106
Diluted	42,232	43,945	42,812	43,937
Net income per common share:
Basic	$1.56	$1.42	$6.11	$4.57
Diluted	$1.53	$1.40	$6.01	$4.48
Comprehensive income
Net income	$64,775	$61,383	$257,398	$196,946
Foreign currency translation adjustments	10,215	(15,185)	(21,728)	(19,304)
Changes in other comprehensive income, net of tax	(1,880)	4,023	1,469	9,274
Comprehensive income	$73,110	$50,221	$237,139	$186,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2022	42,773	$428	$522,136	$547,977	$(6,043)	$1,064,498
Net income	—	—	—	89,470	—	89,470
Foreign currency translation adjustments	—	—	—	—	2,642	2,642
Other comprehensive income, net of tax	—	—	—	—	2,219	2,219
Repurchase and retirement of common stock	(516)	(5)	(23,790)	—	—	(23,795)
Equity-based compensation	—	—	3,132	—	—	3,132
Exercise of stock options	1	—	29	—	—	29
Vesting of restricted stock units	7	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(300)	—	—	(300)
Issuance of common stock pursuant to employee stock purchase plan	33	—	1,329	—	—	1,329
Balances as of July 31, 2022	42,298	423	502,536	637,447	(1,182)	1,139,224
Net income	—	—	—	103,153	—	103,153
Foreign currency translation adjustments	—	—	—	—	(34,585)	(34,585)
Other comprehensive income, net of tax	—	—	—	—	1,130	1,130
Repurchase and retirement of common stock	(601)	(6)	(25,770)	—	—	(25,776)
Equity-based compensation	—	—	3,781	—	—	3,781
Exercise of stock options	53	—	672	—	—	672
Vesting of restricted stock units	101	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(3,660)	—	—	(3,660)
Balances as of October 31, 2022	41,851	418	477,558	740,600	(34,637)	1,183,939
Net income	—	—	—	64,775	—	64,775
Foreign currency translation adjustments	—	—	—	—	10,215	10,215
Other comprehensive loss, net of tax	—	—	—	—	(1,880)	(1,880)
Repurchase and retirement of common stock	(656)	(6)	(33,190)	—	—	(33,196)
Equity-based compensation	—	—	3,285	—	—	3,285
Exercise of stock options	104	1	1,728	—	—	1,729
Vesting of restricted stock units	2	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(45)	—	—	(45)
Issuance of common stock pursuant to employee stock purchase plan	46	—	1,874	—	—	1,874
Balances as of January 31, 2023	41,347	$413	$451,210	$805,375	$(26,302)	$1,230,696

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

GMS Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net income	$257,398	$196,946
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	96,085	86,867
Amortization of debt discount and debt issuance costs	1,176	2,037
Equity-based compensation	17,289	12,461
Gain on disposal of assets	(614)	(474)
Deferred income taxes	(1,951)	(1,740)
Other items, net	5,891	5,357
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(28,148)	(109,948)
Inventories	(34,717)	(191,103)
Prepaid expenses and other assets	(907)	2,215
Accounts payable	(51,491)	(46,310)
Accrued compensation and employee benefits	(16,469)	3,618
Other accrued expenses and liabilities	(6,615)	20,187
Cash provided by (used in) operating activities	236,927	(19,887)
Cash flows from investing activities:
Purchases of property and equipment	(33,250)	(33,161)
Proceeds from sale of assets	1,661	1,124
Acquisition of businesses, net of cash acquired	(20,415)	(345,376)
Cash used in investing activities	(52,004)	(377,413)
Cash flows from financing activities:
Repayments on revolving credit facilities	(361,247)	(823,583)
Borrowings from revolving credit facilities	390,113	1,182,774
Payments of principal on long-term debt	(3,832)	(3,832)
Payments of principal on finance lease obligations	(26,167)	(23,154)
Repurchases of common stock	(82,767)	(17,858)
Payment of acquisition holdback liability	(13,500)	—
Payment for debt issuance costs	(3,157)	—
Proceeds from exercises of stock options	2,430	4,024
Payments for taxes related to net share settlement of equity awards	(4,005)	(2,850)
Proceeds from issuance of stock pursuant to employee stock purchase plan	3,203	2,332
Cash (used in) provided by financing activities	(98,929)	317,853
Effect of exchange rates on cash and cash equivalents	(1,247)	(590)
Increase (decrease) in cash and cash equivalents	84,747	(80,037)
Cash and cash equivalents, beginning of period	101,916	167,012
Cash and cash equivalents, end of period	$186,663	$86,975
Supplemental cash flow disclosures:
Cash paid for income taxes	$85,642	$61,066
Cash paid for interest	49,193	35,721
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

	January 31, 2023	April 30, 2022
	(in thousands)
Medical self‑insurance	$4,602	$3,371
General liability, automobile and workers’ compensation	27,353	21,707
Expected recoveries for insurance liabilities	(8,321)	(4,973)

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
Recently Issued Accounting Pronouncements
Reference Rate Reform – In March 2020, the Financial Accounting Standards Board (“FASB”) issued new guidance to temporarily ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rates that are expected to be discontinued, such as the London Interbank Offered Rate (“LIBOR”). The guidance was effective upon issuance and generally could be applied through December 31, 2022. However, the new guidance was not applicable to contract modifications made, and hedging relationships entered into or evaluated after, December 31, 2022. The Company adopted this guidance when its relevant contracts were modified to alternative reference rates. The adoption did not have a material impact on the Company's consolidated financial statements.
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
Westside Acquisition
During the nine months ended January 31, 2023, the Company settled its $13.5 million holdback liability related to the acquisition of Westside Building Material (“Westside”) in accordance with the terms of the purchase agreement. The holdback liability was for general representations and warranties of the sellers and was settled 15 months after the acquisition date.
Fiscal 2023 Acquisitions
On June 1, 2022, the Company acquired certain assets of Construction Supply of Southwest Florida, Inc. (“CSSWF”). CSSWF is a distributor of various stucco, building and waterproofing supplies serving markets in the southwest Florida area. The impact of this acquisition is not material to the Company’s Consolidated Financial Statements.
On December 30, 2022, the Company acquired certain assets of Tanner Bolt and Nut, Inc. ("Tanner"). Tanner is a distributor of various tools, fasteners, sealants and related construction products to the broader New York City market through its four distribution facilities. The impact of this acquisition is not material to the Company’s Consolidated Financial Statements.
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The acquisition accounting is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition dates. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to preliminary fair value estimates, working capital adjustments and residual goodwill.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the preliminary acquisition accounting for the Company's fiscal 2023 acquisitions based on currently available information:

Preliminary Acquisition Accounting
(in thousands)
Trade accounts and notes receivable	$5,487
Inventories	7,824
Prepaid and other current assets	1,607
Property and equipment	1,336
Customer relationships	4,800
Tradenames	1,400
Goodwill	2,094
Accounts payable and other liabilities	(4,249)
Fair value of consideration transferred	$20,299
Goodwill recognized is attributable to expected synergies, increased market presence and the expected value to expand and enhance the Company's complementary product offerings. Goodwill is expected to be deductible for U.S. federal income tax purposes. The estimated useful life for the customer relationships is ten years and the estimated useful life for the tradenames is 15 years.
Pro Forma Financial Information
The following table presents the unaudited pro forma consolidated net sales and net income for the Company for the period indicated:

	Three Months	Nine Months
	Ended	Ended
	January 31, 2022	January 31, 2022
	(in thousands)
Net sales	$1,160,211	$3,429,878
Net income	62,625	205,050
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
3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	January 31, 2023	April 30, 2022
	(in thousands)
Trade receivables	$660,092	$675,724
Other receivables	125,679	83,668
Allowance for expected credit losses	(5,774)	(5,087)
Other allowances	(4,879)	(4,259)
Trade accounts and notes receivable	$775,118	$750,046

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the change in the allowance for expected credit losses during the nine months ended January 31, 2023:

(in thousands)
Balance as of April 30, 2022	$5,087
Provision	1,897
Other	(1,210)
Balance as of January 31, 2023	$5,774

Receivables from contracts with customers, net of allowances, were $649.4 million and $666.4 million as of January 31, 2023 and April 30, 2022, respectively. The Company did not have material amounts of contract assets or liabilities as of January 31, 2023 or April 30, 2022.

4. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2022	$762,424	$(66,527)	$695,897
Goodwill recognized from acquisitions	2,094	—	2,094
Acquisition accounting adjustments from prior period	701	—	701
Translation adjustment	(6,847)	2,026	(4,821)
Balance as of January 31, 2023	$758,372	$(64,501)	$693,871
During the nine months ended January 31, 2023, the Company recorded measurement period adjustments related to its Westside and Ames acquisitions.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Intangible Assets
The following tables present the components of the Company’s intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	January 31, 2023
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	12.5	$663,190	$(421,171)	$242,019
Definite-lived tradenames	5-20	15.6	97,526	(23,915)	73,611
Vendor agreements	8-10	10.0	1,000	(550)	450
Developed technology	5-10	6.9	8,315	(5,318)	2,997
Other	3-5	3.5	1,821	(1,414)	407
Definite-lived intangible assets			$771,852	$(452,368)	$319,484
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$403,851

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2022
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	12.5	$669,018	$(381,650)	$287,368
Definite-lived tradenames	5-20	15.6	97,453	(19,496)	77,957
Vendor agreements	8-10	10.0	1,000	(475)	525
Developed technology	5-10	6.8	8,471	(4,462)	4,009
Other	3-5	3.6	1,761	(1,240)	521
Definite-lived intangible assets			$777,703	$(407,323)	$370,380
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$454,747
Amortization expense related to definite-lived intangible assets was $16.3 million and $15.9 million for the three months ended January 31, 2023 and 2022, respectively, and $50.9 million and $46.4 million for the nine months ended January 31, 2023 and 2022, respectively.
The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2023 (remaining three months)	$15,031
2024	55,037
2025	46,289
2026	39,155
2027	34,042
Thereafter	129,930
Total	$319,484
The Company’s indefinite-lived intangible assets as of January 31, 2023 and April 30, 2022 consisted of indefinite-lived tradenames.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Long-Term Debt

The Company’s long-term debt consisted of the following:

	January 31, 2023	April 30, 2022
	(in thousands)
Term Loan Facility	$500,780	$504,613
Unamortized discount and deferred financing costs on Term Loan Facility	(2,719)	(3,581)
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(4,280)	(4,836)
ABL Facility	240,000	211,134
Finance lease obligations	131,690	120,138
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2025	8,164	7,086
Unamortized discount on installment notes	(155)	(364)
Carrying value of debt	1,223,480	1,184,190
Less current portion	54,222	47,605
Long-term debt	$1,169,258	$1,136,585
Term Loan Facility
The Company has a senior secured first lien term loan facility (the “Term Loan Facility”). The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, with the remaining balance due in June 2025. The Term Loan Facility bears interest at a floating rate based on the Secured Overnight Financing Rate ("SOFR") plus 2.50% plus a credit spread adjustment. As of January 31, 2023, the applicable rate of interest was 6.94%. The Company has interest rate swap agreements to convert the variable interest rate on a portion of its Term Loan Facility to a fixed rate. For more information, see Note 11, "Fair Value Measurements."
On December 22, 2022, the Company amended its Term Loan Facility to, among other things, add the Company’s indirect Canadian subsidiaries (the “Canadian Subsidiaries”) as loan parties under the Term Loan Facility, permit the amendments to the Company's asset based revolving credit facility and replace LIBOR as the benchmark rate with SOFR. The indebtedness and obligations under the Term Loan Facility are (or, with respect to the Company's Canadian Subsidiaries, will be) secured by a second-priority security interest in substantially all of the current assets of the Company and its subsidiaries (including the Canadian Subsidiaries) and a first-priority security interest in substantially all of the fixed assets of the Company and its subsidiaries (including the Canadian Subsidiaries), subject to exclusions as set forth in the Term Loan Facility and related loan documents.
Senior Notes
The Company has senior unsecured notes due May 2029 (the "Senior Notes"). The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1.
Asset Based Lending Facility
The Company has an asset based revolving credit facility (the “ABL Facility”) that provides for aggregate revolving commitments of $950.0 million as of January 31, 2023. Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and accounts receivable, subject to certain reserves and other adjustments.
On December 22, 2022, the Company amended its ABL Facility to, among other things, (i) increase the commitments thereunder by $405.0 million from $545.0 million to $950.0 million, (ii) join the Company’s Canadian Subsidiaries as credit parties thereunder, (iii) include certain assets of the Canadian Subsidiaries in the borrowing base, (iv) include the ability to borrow in Canadian dollars in an amount not to exceed $200 million, (v) extend the maturity date by five years from the closing

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

date of the amendment to December 22, 2027 and (vi) increase the incremental debt capacity available thereunder. In connection with the amendment, the Company terminated its revolving credit facility it had through one of its Canadian subsidiaries (the “Canadian Facility”).
As of January 31, 2023, at the Company’s option, the interest rates applicable to the loans under the ABL Facility were based on SOFR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of January 31, 2023, the weighted average interest rate on borrowings was 6.09%.
As of January 31, 2023, the Company had available borrowing capacity of approximately $574.4 million under the ABL Facility. The ABL Facility matures on December 22, 2027 (or, if earlier, 91 days before the maturity date of the Term Loan Facility). The ABL Facility contains a cross default provision with the Term Loan Facility.
Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. As of January 31, 2023, the Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes.
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of January 31, 2023.
Debt Maturities
As of January 31, 2023, the maturities of long-term debt were as follows:

	Term Loan Facility	Senior Notes	ABL Facility	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2023 (remaining three months)	$1,277	$—	$—	$11,149	$165	$12,591
2024	5,110	—	—	38,522	7,211	50,843
2025	5,110	—	—	29,289	788	35,187
2026	489,283	—	—	22,713	—	511,996
2027	—	—	—	16,458	—	16,458
Thereafter	—	350,000	240,000	13,559	—	603,559
	$500,780	$350,000	$240,000	$131,690	$8,164	$1,230,634

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Leases
The components of lease expense were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$6,121	$5,557	$17,918	$16,713
Interest on lease liabilities	1,800	1,954	5,361	6,378
Operating lease cost	13,293	12,628	39,272	34,955
Variable lease cost	4,919	4,440	16,499	12,992
Total lease cost	$26,133	$24,579	$79,050	$71,038

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended January 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$39,675	$35,385
Operating cash flows from finance leases	5,361	6,378
Financing cash flows from finance leases	26,167	23,154
Right-of-use assets obtained in exchange for lease obligations
Operating leases	34,607	53,549
Finance leases	42,421	24,887
Other information related to leases was as follows:

	January 31, 2023	April 30, 2022
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$221,974	$193,380
Accumulated depreciation	(65,209)	(57,363)
Property and equipment, net	$156,765	$136,017
Weighted-average remaining lease term (years)
Operating leases	4.5	4.6
Finance leases	3.8	3.7
Weighted-average discount rate
Operating leases	4.7%	4.7%
Finance leases	4.7%	4.2%

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Future minimum lease payments under non-cancellable leases as of January 31, 2023 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2023 (remaining three months)	$12,854	$9,942
2024	43,528	49,426
2025	32,532	38,503
2026	24,773	25,650
2027	17,607	16,307
Thereafter	14,052	29,733
Total lease payments	145,346	169,561
Less imputed interest	13,656	17,803
Total	$131,690	$151,758

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 26.3% and 24.8% for the nine months ended January 31, 2023 and 2022, respectively. The difference in the effective income tax rate over the U.S. federal statutory rate of 21.0% for the nine months ended January 31, 2023 and 2022 was primarily due to the impact of foreign and state taxes.
Valuation allowance. The Company had a valuation allowance of $11.7 million against its deferred tax assets related to certain U.S. tax jurisdictions as of January 31, 2023 and April 30, 2022. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.
Uncertain tax positions. The Company had no uncertain tax positions as of January 31, 2023 or April 30, 2022.

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
The Company repurchased approximately 1.8 million shares of its common stock for $82.8 million during the nine months ended January 31, 2023, of which $10.8 million was repurchased under the previous authorization and $72.0 million was repurchased under the new authorization. The Company repurchased approximately 0.4 million shares of its common stock for $17.9 million during the nine months ended January 31, 2022. As of January 31, 2023, the Company had $128.0 million of remaining repurchase authorization under its stock repurchase program.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Accumulated Other Comprehensive Loss
The following table sets forth the changes to accumulated other comprehensive loss, net of tax, by component for the nine months ended January 31, 2023:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2022	$(5,041)	$(1,002)	$(6,043)
Other comprehensive income (loss) before reclassification	(21,728)	957	(20,771)
Reclassification to earnings from accumulated other comprehensive loss	—	512	512
Balance as of January 31, 2023	$(26,769)	$467	$(26,302)
Other comprehensive income (loss) before reclassification on derivative instruments for the nine months ended January 31, 2023 is net of $0.3 million of tax. Reclassification to earnings from accumulated other comprehensive loss is net of $0.2 million of tax.

9. Equity-Based Compensation

General

Equity-based compensation expense related to stock options and restricted stock units was $9.4 million and $7.7 million during the nine months ended January 31, 2023 and 2022, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Option Awards
The following table presents stock option activity for the nine months ended January 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2022	1,245	$25.65	6.4	$28,121
Options granted	184	53.60
Options exercised	(195)	16.27
Options forfeited	(2)	32.76
Outstanding as of January 31, 2023	1,232	$31.31	6.6	$34,511
Exercisable as of January 31, 2023	815	$24.18	5.6	$28,635
Vested and Expected to vest as of January 31, 2023	1,230	$31.29	6.6	$34,486
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price, multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares, net of expected forfeitures. The total intrinsic value of options exercised during the nine months ended January 31, 2023 and 2022 was $6.5 million and $6.6 million, respectively. As of January 31, 2023, there was $6.2 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The fair value of stock options granted during the nine months ended January 31, 2023 and 2022 was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting weighted average grant date fair value:

	Nine Months Ended January 31,
	2023	2022
Volatility	45.80%	43.13%
Expected life (years)	6.0	6.0
Risk-free interest rate	2.67%	0.89%
Dividend yield	—%	—%
Grant date fair value	$25.26	$20.86
Restricted Stock Units
The following table presents restricted stock unit activity for the nine months ended January 31, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2022	330	$35.83
Granted	201	53.72
Vested	(171)	33.20
Forfeited	(1)	44.04
Outstanding as of January 31, 2023	359	$47.04
As of January 31, 2023, there was $8.9 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year.  The Company recognized $0.8 million and $0.5 million of stock-based compensation expense related to the ESPP during the nine months ended January 31, 2023 and 2022, respectively.
The following table presents the number of shares of the Company’s common stock purchased under the ESPP and average price per share:

	Nine Months Ended January 31,
	2023	2022
	(shares in thousands)
Number of shares purchased under the ESPP	79	70
Average purchase price	$40.47	$33.19

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2022	$30,878	$2,205	$11,026
Amounts redeemed	(5,627)	—	—
Change in fair value	5,887	200	1,003
Balance as of January 31, 2023	$31,138	$2,405	$12,029

Classified as current as of April 30, 2022	$1,532	$—	$—
Classified as long-term as of April 30, 2022	29,346	2,205	11,026

Classified as current as of January 31, 2023	$5,611	$541	$2,707
Classified as long-term as of January 31, 2023	25,527	1,864	9,322
Total expense related to these instruments was $7.1 million and $4.2 million during the nine months ended January 31, 2023 and 2022, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. See Note 13, "Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests," in the Company's Annual Report on Form 10-K for the year ended April 30, 2022 for more information regarding stock appreciation rights, deferred compensation and redeemable noncontrolling interests.
11. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis:

	January 31, 2023	April 30, 2022
	(in thousands)
Interest rate swaps (Level 2)	$810	$(1,136)
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
As of January 31, 2023, the interest rate swap assets were classified in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet. As of April 30, 2022, the interest rate swap liabilities were classified in other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheet. The Company recognized gains, net of tax, of $1.6 million and losses, net of tax, of $2.3 million during the three months ended January 31, 2023 and 2022, respectively, related to its interest rate swaps. The Company recognized losses, net of tax, of $0.5 million and $6.8 million during the nine months ended January 31, 2023 and 2022, respectively. These amounts are included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows. As of January 31, 2023, the Company expects that approximately $0.8

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

million of pre-tax earnings will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
The fair value of interest rate swaps is determined using Level 2 inputs. Generally, the Company obtains the Level 2 inputs from its counterparties. Substantially all the inputs throughout the full term of the instruments can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The fair value of the Company’s interest rate swap was determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” There were no material long-lived asset impairments during the nine months ended January 31, 2023 or 2022.
Fair Value of Debt
The estimated fair value of the Company’s Senior Notes was determined based on Level 2 input using observable market prices in less active markets. The carrying amounts of the Company’s Term Loan Facility and ABL Facility approximate their fair value as the interest rates are variable and reflective of market rates. The following table presents the carrying amount and fair value of the Company’s Senior Notes:

	January 31, 2023		April 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$290,500	$350,000	$310,625

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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

13. Segments
There have been no changes to the Company's reportable segments during the nine months ended January 31, 2023. For more information regarding the Company's reportable segments, see Note 17, "Segments," in the Company's Annual Report on Form 10-K for the year ended April 30, 2022.
Segment Results
The following tables present segment results:

	Three Months Ended January 31, 2023
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,201,183	$384,093	$27,159	$133,792
Other	33,435	18,155	4,140	7,036
Corporate	—	—	120	—
	$1,234,618	$402,248	$31,419	$140,828

	Three Months Ended January 31, 2022
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,130,130	$356,811	$28,154	$129,725
Other	23,465	10,961	1,102	5,330
Corporate	—	—	494	—
	$1,153,595	$367,772	$29,750	$135,055

	Nine Months Ended January 31, 2023
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$3,928,170	$1,244,099	$82,887	$486,968
Other	96,980	57,370	12,827	24,387
Corporate	—	—	371	—
	$4,025,150	$1,301,469	$96,085	$511,355

	Nine Months Ended January 31, 2022
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$3,303,170	$1,057,417	$84,572	$404,665
Other	43,052	18,058	1,278	8,008
Corporate	—	—	1,017	—
	$3,346,222	$1,075,475	$86,867	$412,673

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Net income	$64,775	$61,383	$257,398	$196,946
Interest expense	16,943	15,429	47,659	43,830
Interest income	(180)	(40)	(390)	(67)
Provision for income taxes	23,697	21,211	91,722	64,951
Depreciation expense	15,162	13,816	45,213	40,444
Amortization expense	16,257	15,934	50,872	46,423
Stock appreciation rights(a)	314	1,251	5,888	3,126
Redeemable noncontrolling interests and deferred compensation(b)	368	182	1,203	1,085
Equity-based compensation(c)	3,285	3,077	10,198	8,250
Severance and other permitted costs(d)	(315)	273	416	669
Transaction costs (acquisitions and other)(e)	476	921	1,154	3,889
Gain on disposal of assets(f)	(411)	(252)	(614)	(474)
Effects of fair value adjustments to inventory(g)	457	1,870	636	3,601
Adjusted EBITDA	$140,828	$135,055	$511,355	$412,673
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
(g)Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.

Revenues by Product
The following table presents the Company’s net sales to external customers by main product lines:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Wallboard	$500,710	$415,132	$1,606,821	$1,219,789
Ceilings	146,810	139,894	473,686	418,831
Steel framing	234,451	282,764	787,499	751,040
Complementary products	352,647	315,805	1,157,144	956,562
Total net sales	$1,234,618	$1,153,595	$4,025,150	$3,346,222

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
United States	$1,089,888	$1,016,425	$3,530,083	$2,867,318
Canada	144,730	137,170	495,067	478,904
Total net sales	$1,234,618	$1,153,595	$4,025,150	$3,346,222
The following table presents the Company’s property and equipment, net, by major geographic area:

	January 31, 2023	April 30, 2022
	(in thousands)
United States	$336,825	$311,061
Canada	38,290	39,618
Total property and equipment, net	$375,115	$350,679
14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net income	$64,775	$61,383	$257,398	$196,946
Basic earnings per common share:
Basic weighted average common shares outstanding	41,578	43,094	42,119	43,106
Basic earnings per common share	$1.56	$1.42	$6.11	$4.57
Diluted earnings per common share:
Basic weighted average common shares outstanding	41,578	43,094	42,119	43,106
Add: Common Stock Equivalents	654	851	693	831
Diluted weighted average common shares outstanding	42,232	43,945	42,812	43,937
Diluted earnings per common share	$1.53	$1.40	$6.01	$4.48
During the three and nine months ended January 31, 2023 and 2022, the number of Common Stock Equivalents excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive was not material. Anti-dilutive securities could be dilutive in future periods.

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

Market Conditions and Outlook
Residential
After experiencing strong underlying demand for our residential products since mid-2020 as favorable demographics, low interest rates, low levels of new and existing homes for sale, a strong job market and a change in workplace habits and preferences resulting from COVID-19 helped drive new home purchases, we are now starting to see the early stages of a slowdown in single-family construction demand, primarily as a result of rising interest rates and inflation, along with broader macroeconomic and geopolitical concerns. However, while multi-family starts have moderated from their exceptionally high levels during calendar year 2022, we expect strength in multi-family residential construction demand to continue through at least mid-year calendar 2023 as there remains a large backlog between starts and completions in that industry segment.
More broadly, while affordability issues have created some near-term uncertainty, the solid underlying demand fundamentals of the housing market, including favorable demographics and low levels of supply of new homes, are expected to provide support for that market in the longer term. In addition, we believe the Company continues to be well-positioned to adjust as needed to meet demand in all of our end markets due to our broad mix of customers, including commercial, multi-family and single-family builders and contractors, product offerings and geographic scope.
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

Cost Reduction Initiatives

Given recent end market dynamics, subsequent to January 31, 2023, we implemented cost reduction initiatives to better align our operations with the current demand outlook. These initiatives are expected to reduce fixed selling, general and administrative expenses.

Business Strategy
The key elements of our business strategy are as follows:
•Expand Core Products. Our business strategy includes an emphasis on expanding our market share in our core products (wallboard, ceilings and steel framing).
•Grow Complementary Products. We are focused on growing our complementary product lines (insulation, lumber, ready-mix joint compound, tools, fasteners, exterior insulation finishing systems (EIFS) and various other construction products) to better serve our customers and diversify and expand our product offerings while driving higher sales and margins.
•Expand our Platform. Our growth strategy includes the pursuit of both greenfield openings and strategic acquisitions to further broaden our geographic markets, enhance our service levels and expand our product offerings.
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

We may take actions that alter our business operations if required by federal, state, provincial or local authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Furthermore, while COVID-19 had a limited impact on our financial results and operations during the three and nine months ended January 31, 2023, there is no guarantee that COVID-19 or its contributory effects on the economy will not have a material impact on our future financial results or operations. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022 for a discussion of risks which could have a material adverse effect on our operations and financial results and for more information regarding the impact of COVID-19 and our response.

Highlights

    Key highlights in our business during the nine months ended January 31, 2023 are described below:

•Generated net sales of $4,025.2 million during the nine months ended January 31, 2023, a 20.3% increase from the prior year period, primarily due to inflationary pricing along with strength in multi-family residential construction activity and an improving commercial landscape, both of which helped drive volume growth in wallboard and complementary products. We also benefited from acquisitions we completed over the past year. In addition, there was one additional selling day during the nine months ended January 31, 2023 compared to the prior year period.

•Generated net income of $257.4 million during the nine months ended January 31, 2023, a 30.7% increase compared to the prior year, primarily due to the increase in net sales noted above, partially offset by increased selling, general and administrative expenses, and an increase in the provision for income taxes. Supply chain dynamics led to high levels of product inflation, which have been the principal driver of both sales growth and incremental profitability.

•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $511.4 million during the nine months ended January 31, 2023, a 23.9% increase compared to the prior year, primarily due to the increase in net sales noted above. Adjusted EBITDA, as a percentage of net sales, increased to 12.7% for the nine months ended January 31, 2023 compared to 12.3% for the nine months ended January 31, 2022, primarily due to better operating leverage, as product price inflation on sales outpaced operating cost inflation.

•Completed two acquisitions and opened five greenfield locations.

Recent Developments
Acquisitions
On June 1, 2022, we acquired certain assets of Construction Supply of Southwest Florida, Inc. (“CSSWF”). CSSWF is a distributor of various stucco, building and waterproofing supplies serving markets in the southwest Florida area. On December 30, 2022, we acquired certain assets of Tanner Bolt and Nut, Inc. (“Tanner”). Tanner is a distributor of various tools, fasteners, sealants and related construction products to the broader New York City market through its four distribution facilities. For more information regarding our acquisitions, see Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Greenfields and Ames Stores

During the nine months ended January 31, 2023, we opened greenfield locations in Wildwood, Florida; Cleveland, Ohio; Greenville, North Carolina; Brooklyn, New York; and Chester, Virginia. We also opened nine new Ames Taping Tools Holding LLC ("Ames") stores.

Results of Operations
The following table summarizes key components of our results of operations for the three and nine months ended January 31, 2023 and 2022:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
	(dollars in thousands)
Statement of operations data:
Net sales	$1,234,618	$1,153,595	$4,025,150	$3,346,222
Cost of sales (exclusive of depreciation and amortization shown separately below)	832,370	785,823	2,723,681	2,270,747
Gross profit	402,248	367,772	1,301,469	1,075,475
Operating expenses:
Selling, general and administrative expenses	267,380	241,040	814,063	685,652
Depreciation and amortization	31,419	29,750	96,085	86,867
Total operating expenses	298,799	270,790	910,148	772,519
Operating income	103,449	96,982	391,321	302,956
Other (expense) income:
Interest expense	(16,943)	(15,429)	(47,659)	(43,830)
Other income, net	1,966	1,041	5,458	2,771
Total other expense, net	(14,977)	(14,388)	(42,201)	(41,059)
Income before taxes	88,472	82,594	349,120	261,897
Provision for income taxes	23,697	21,211	91,722	64,951
Net income	$64,775	$61,383	$257,398	$196,946
Non-GAAP measures:
Adjusted EBITDA(1)	$140,828	$135,055	$511,355	$412,673
Adjusted EBITDA margin(1)(2)	11.4%	11.7%	12.7%	12.3%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.

(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.
Three Months Ended January 31, 2023 and 2022
Net Sales

	Three Months Ended January 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Wallboard	$500,710	$415,132	$85,578	20.6%
Ceilings	146,810	139,894	6,916	4.9%
Steel framing	234,451	282,764	(48,313)	(17.1)%
Complementary products	352,647	315,805	36,842	11.7%
Total net sales	$1,234,618	$1,153,595	$81,023	7.0%

We generate net sales by providing a comprehensive product offering of wallboard, ceilings, steel framing and complementary products. The increase in net sales during the three months ended January 31, 2023 compared to the prior year period was primarily due to inflationary pricing along with strength in multi-family residential construction activity and an improving commercial landscape, both of which helped drive volume growth in wallboard and complementary products. We also benefited from the Ames acquisition. Partially offsetting these increases was declining single-family construction demand, a challenging volume and pricing environment for steel framing and the negative impact of foreign currency translation on net sales during the three months ended January 31, 2023. The increase consisted of the following:
•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to an increase in price/product mix;
•an increase in ceilings sales, which are principally impacted by commercial construction activity, primarily due to an increase in price/product mix, partially offset by lower volume; and
•an increase in complementary products sales, which include insulation, joint treatment, tools (including automatic taping and finishing (ATF) tools), lumber and various other specialty building products, primarily due to an increase in pricing in certain product categories, positive contributions from acquisitions and the execution of growth initiatives to increase product sales;
•partially offset by a decrease in steel framing sales, which are principally impacted by commercial construction activity, primarily due to a decrease in price/product mix and lower volume.
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended January 31, 2023. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Three Months Ended January 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Net sales	$1,234,618
Recently acquired net sales (1)	(16,609)
Impact of foreign currency (2)	9,306
Base business net sales (3)	$1,227,315	$1,153,595	$73,720	6.4%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended January 31, 2023, net sales includes sales from the following acquisitions: Ames acquired on December 1, 2021, Kimco Supply Company acquired on December 1, 2021, CSSWF acquired on June 1, 2022 and Tanner acquired on December 30, 2022.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The increase in organic net sales was primarily driven by inflationary pricing along with strength in multi-family residential construction activity and an improving commercial landscape, both of which helped drive volume growth in wallboard and complementary products. Partially offsetting these increases was declining single-family construction demand and a challenging volume and pricing environment for steel framing.
Gross Profit and Gross Margin

	Three Months Ended January 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Gross profit	$402,248	$367,772	$34,476	9.4%
Gross margin	32.6%	31.9%
The increase in gross profit during the three months ended January 31, 2023 compared to the prior year period was primarily due to the successful pass-through of product inflation, improving commercial wallboard sales, growth in complementary products and incremental gross profit from acquisitions. The increase in gross margin on net sales for the three months ended January 31, 2023 compared to the prior year period was primarily due to an increase in margins for complementary products and steel framing, as well as a shift in end market mix.
Selling, General and Administrative Expenses

	Three Months Ended January 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$267,380	$241,040	$26,340	10.9%
% of net sales	21.7%	20.9%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses increased during the three months ended January 31, 2023 compared to the prior year period, primarily due to increases in payroll and payroll-related costs, fuel costs, travel costs and facilities costs, which were driven by increased sales volume, inflationary pressures and incremental selling, general and administrative expenses from acquisitions. The increase in selling, general and administrative expenses as a percentage of our net sales during the three months ended January 31, 2023 compared to the prior year period was primarily due to declining single-family construction demand, resulting in a relative mix shift in end market volumes, which require a higher operational cost to serve. Also contributing to the increase was higher fuel costs and unusually unfavorable weather conditions in certain markets.
Depreciation and Amortization Expense

	Three Months Ended January 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Depreciation	$15,162	$13,816	$1,346	9.7%
Amortization	16,257	15,934	323	2.0%
Depreciation and amortization	$31,419	$29,750	$1,669	5.6%
Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. The increase in depreciation expense during the three months ended January 31, 2023 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in the acquisition of Ames and capital expenditures over the past year. The increase in amortization expense during the three months ended January 31, 2023 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in the acquisition of Ames, partially offset by time-based progression of our use of the accelerated method of amortization for acquired customer relationships.
Interest Expense

	Three Months Ended January 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Interest expense	$16,943	$15,429	$1,514	9.8%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The increase in interest expense during the three months ended January 31, 2023 compared to the prior year period was primarily due to increases in interest rates and an increase in average debt outstanding.

Income Taxes

	Three Months Ended January 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$23,697	$21,211	$2,486	11.7%
Effective tax rate	26.8%	25.7%
The change in the effective income tax rate during the three months ended January 31, 2023 compared to the prior year period was primarily due to the impact of actions taken during the current year in anticipation of expected changes in Canadian tax regulations, as well as state and foreign taxes.
Nine Months Ended January 31, 2023 and 2022
Net Sales

	Nine Months Ended January 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Wallboard	$1,606,821	$1,219,789	$387,032	31.7%
Ceilings	473,686	418,831	54,855	13.1%
Steel framing	787,499	751,040	36,459	4.9%
Complementary products	1,157,144	956,562	200,582	21.0%
Total net sales	$4,025,150	$3,346,222	$678,928	20.3%
The increase in net sales during the nine months ended January 31, 2023 compared to the prior year period was primarily due to inflationary pricing, strength in multi-family residential construction, volume growth in wallboard and complementary products, an improving commercial landscape and acquisitions over the past year. In addition, there was one additional selling day during the nine months ended January 31, 2023 compared to the prior year period. Partially offsetting these increases was the negative impact of foreign currency translation on net sales during the nine months ended January 31, 2023. The increase consisted of the following:
•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to an increase in price/product mix and higher volume;
•an increase in ceilings sales, which are principally impacted by commercial construction activity, primarily due to an increase in price/product mix;
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

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the nine months ended January 31, 2023.

	Nine Months Ended January 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Net sales	$4,025,150
Recently acquired net sales (1)	(126,242)
Impact of foreign currency (2)	27,887
Base business net sales (3)	$3,926,795	$3,346,222	$580,573	17.4%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the nine months ended January 31, 2023, net sales includes sales from the following acquisitions: Westside Building Material ("Westside") acquired on July 1, 2021, Ames acquired on December 1, 2021, Kimco Supply Company acquired on December 1, 2021, CSSWF acquired on June 1, 2022 and Tanner acquired on December 30, 2022.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The increase in organic net sales was primarily driven by inflationary pricing, strength in multi-family residential construction, volume growth in wallboard and complementary products and an improving commercial landscape. Also contributing was one more selling day during the nine months ended January 31, 2023 compared to the prior year period.
Gross Profit and Gross Margin

	Nine Months Ended January 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Gross profit	$1,301,469	$1,075,475	$225,994	21.0%
Gross margin	32.3%	32.1%
The increase in gross profit during the nine months ended January 31, 2023 compared to the prior year period was primarily due to the successful pass-through of product inflation, strength in multi-family residential construction, improving commercial sales and incremental gross profit from acquisitions. The increase in gross margin on net sales for the nine months ended January 31, 2023 compared to the prior year period was primarily due to an increase in margins for complementary products and steel framing, as well as a shift in end market mix.
Selling, General and Administrative Expenses

	Nine Months Ended January 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$814,063	$685,652	$128,411	18.7%
% of net sales	20.2%	20.5%
Selling, general and administrative expenses increased during the nine months ended January 31, 2023 compared to the prior year period, primarily due to increases in payroll and payroll-related costs, fuel costs, travel costs and facilities costs, which were driven by increased sales volume, inflationary pressures and incremental selling, general and administrative expenses from acquisitions. Selling, general and administrative expenses as a percentage of our net sales decreased during the nine months ended January 31, 2023 compared to the prior year period, primarily due to the impact of inflationary market pricing on sales, partially offset by declining single-family construction demand, resulting in an end market shift, which has a higher cost to serve, higher fuel costs and unusually unfavorable weather conditions in certain markets during the three months ended January 31, 2023.

Depreciation and Amortization Expense

	Nine Months Ended January 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Depreciation	$45,213	$40,444	$4,769	11.8%
Amortization	50,872	46,423	4,449	9.6%
Depreciation and amortization	$96,085	$86,867	$9,218	10.6%
The increase in depreciation expense during the nine months ended January 31, 2023 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in the acquisitions of Westside and Ames. The increase in amortization expense during the nine months ended January 31, 2023 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in the acquisitions of Westside and Ames, partially offset by time-based progression of our use of the accelerated method of amortization for acquired customer relationships.
Interest Expense

	Nine Months Ended January 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Interest expense	$47,659	$43,830	$3,829	8.7%
The increase in interest expense during the nine months ended January 31, 2023 compared to the prior year period was primarily due to increases in interest rates and an increase in average debt outstanding.
Income Taxes

	Nine Months Ended January 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$91,722	$64,951	$26,771	41.2%
Effective tax rate	26.3%	24.8%
The change in the effective income tax rate during the nine months ended January 31, 2023 compared to the prior year period was primarily due to the impact of actions taken during the year in anticipation of expected changes in Canadian tax regulations, as well as state and foreign taxes.
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
As of January 31, 2023, we had available borrowing capacity of approximately $574.4 million under our ABL Facility. The ABL Facility is scheduled to mature on December 22, 2027 (or, if earlier, 91 days before the maturity date of the Term Loan Facility).
On December 22, 2022, we amended and restated our ABL Facility to, among other things, increase the commitments thereunder by $405.0 million from $545.0 million to $950.0 million and extend the maturity to December 22, 2027. Under the terms of the amended and restated ABL Facility, we have the ability to borrow up to $200.0 million in Canadian dollars, and therefore, in connection with this amendment, we have terminated our Canadian revolving credit facility.
For more information regarding our ABL Facility and other indebtedness, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
On June 20, 2022, our Board of Directors approved an expanded share repurchase program under which we are authorized to repurchase up to $200.0 million of our outstanding common stock. This expanded program replaces our previous share repurchase authorization of $75.0 million. We may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any amount of common stock, and it may be suspended or terminated at any time at our discretion. We repurchased approximately 1.8 million shares of our common stock for $82.8 million during the nine months ended January 31, 2023, of which $10.8 million was repurchased under the previous authorization and $72.0 million was repurchased under the new authorization. As of January 31, 2023, we had $128.0 million of remaining purchase authorization.
We regularly evaluate opportunities to optimize our capital structure, including through the issuance or incurrence of additional debt and by refinancing or repaying existing debt, and to fund ongoing cash needs such as general corporate purposes, growth initiatives, acquisitions and our stock repurchase program.
Cash Flows
A summary of our operating, investing and financing activities is shown in the following table:

	Nine Months Ended January 31,
	2023	2022
	(in thousands)
Cash provided by (used in) operating activities	$236,927	$(19,887)
Cash used in investing activities	(52,004)	(377,413)
Cash (used in) provided by financing activities	(98,929)	317,853
Effect of exchange rates on cash and cash equivalents	(1,247)	(590)
Increase (decrease) in cash and cash equivalents	$84,747	$(80,037)
Operating Activities
The change in cash provided by (used in) operating activities during the nine months ended January 31, 2023 compared to the prior year period was primarily due to larger increases in inventory and accounts receivable in the prior year period related to ensuring product availability and managing price inflation amid an environment of tight and less reliable supply and a large increase in sales. We have experienced increases in our inventory and accounts receivable balances compared to historical levels due to product inflation.
Investing Activities
The decrease in cash used in investing activities during the nine months ended January 31, 2023 compared to the prior year period was primarily due to a $325.0 million decrease in cash used for acquisitions.
Capital expenditures during the nine months ended January 31, 2023 primarily consisted of building and leasehold improvements, the purchase of vehicles and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.

Financing Activities
The change in in cash (used in) provided by financing activities during the nine months ended January 31, 2023 compared to the prior year period was primarily due to net borrowings of $28.9 million under our revolving credit facilities during the nine months ended January 31, 2023, compared to net borrowings of $359.2 million during the prior year period. During the nine months ended January 31, 2022, we used our revolving credit facilities to help fund the Westside acquisition and for general working capital needs. Also contributing to the change was a $64.9 million increase in repurchases of common stock during the nine months ended January 31, 2023 compared to the prior year period and a $13.5 million holdback liability payment during the nine months ended January 31, 2023 related to our Westside acquisition in accordance with the terms of the acquisition agreement. The holdback was for general representations and warranties of the sellers and was settled 15 months after the July 1, 2021 acquisition date.
Debt Covenants
The senior secured first lien term loan facility (the “Term Loan Facility”) and the indenture governing the senior unsecured notes due May 2029 (the “Senior Notes”) contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. The Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes as of January 31, 2023.
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. We were in compliance with all such covenants as of January 31, 2023.
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
The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Net income	$64,775	$61,383	$257,398	$196,946
Interest expense	16,943	15,429	47,659	43,830
Interest income	(180)	(40)	(390)	(67)
Provision for income taxes	23,697	21,211	91,722	64,951
Depreciation expense	15,162	13,816	45,213	40,444
Amortization expense	16,257	15,934	50,872	46,423
Stock appreciation rights(a)	314	1,251	5,888	3,126
Redeemable noncontrolling interests and deferred compensation(b)	368	182	1,203	1,085
Equity-based compensation(c)	3,285	3,077	10,198	8,250
Severance and other permitted costs(d)	(315)	273	416	669
Transaction costs (acquisitions and other)(e)	476	921	1,154	3,889
Gain on disposal of assets(f)	(411)	(252)	(614)	(474)
Effects of fair value adjustments to inventory(g)	457	1,870	636	3,601
Adjusted EBITDA	$140,828	$135,055	$511,355	$412,673

Net sales	$1,234,618	$1,153,595	$4,025,150	$3,346,222
Adjusted EBITDA Margin	11.4%	11.7%	12.7%	12.3%
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of January 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
Item 1. Legal Proceedings
From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that in management's opinion would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition. For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products, as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims if the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or to have violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of January 31, 2023, approximately 1,048 asbestos-related personal injury lawsuits have been filed, and we vigorously defend against them. Of these, 996 have been dismissed without any payment by us, 40 are pending and only 12 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, personal injury, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The number of shares repurchased and the average price paid per share for each month in the three months ended January 31, 2023 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in thousands)
November 1 through November 30	267,281	$48.16	267,281	$148,368
December 1 through December 31	221,165	51.60	221,165	136,957
January 1 through January 31	168,224	52.98	168,224	128,044
Total	656,670		656,670
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

GMS INC.

Date: March 2, 2023	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)