Form 10-K
period 2023-04-30
GMS Inc.
filed 2023-06-22
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on October 31, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,963.3 million (based on the closing sale price of the Registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 40,773,646 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 31, 2023.
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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1, “Business,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•general business, financial market and economic conditions, including inflation and deflation, rising interest rates, supply chain disruptions, labor shortages and labor costs, geopolitical conflicts, an economic downturn or recession and capital market volatility;
•our dependency upon the cyclical commercial and residential construction markets, both new and repair and remodeling, or R&R, including any impact from the slow-down in single-family construction, any decline in commercial construction or delay in the commercial activity recovery;
•competition in our highly fragmented industry and the markets in which we operate;
•consolidation in our industry;
•the fluctuations in prices and mix of the products we distribute and our ability to pass on price increases to our customers and effectively manage inventories and margins in both inflationary and deflationary pricing environments;
•our ability to successfully implement our growth strategy, including through identifying, successfully consummating and integrating acquisitions, opening new branches and expanding our product offerings;
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
•our ability to renew leases for our facilities on acceptable terms or secure new facilities on acceptable terms;

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
•the effects of widespread public health crises on our business, industry and results of operations;
•our ability to attract and retain key employees while controlling costs, including the impact of labor and trucking shortages;
•cybersecurity breach, including misappropriation of our customers’, employees’ or suppliers’ confidential information, and the potential costs related thereto;
•a disruption in our IT systems and costs necessary to maintain and update our IT systems;
•the imposition of tariffs and other trade barriers, and the effect of any retaliatory trade measures; and
•other risks and uncertainties, including those listed in Item 1A, “Risk Factors.”
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

PART I
Item 1. Business
Company Overview and History
GMS Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” “GMS” or the “Company”), through its operating subsidiaries, operates a network of more than 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. We also operate more than 100 tool sales, rental and service centers. Through these operations, we provide a comprehensive selection of building products and solutions for our residential and commercial contractor customer base across the United States and Canada. Our unique operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling us to generate significant economies of scale while maintaining high levels of customer service.
Since our founding in 1971, we have grown our business from a single location to more than 400 branches and tool sales, rental and service centers across 47 U.S. states and six Canadian provinces through a combination of strategic acquisitions and organic growth, including the opening of new branches (“greenfields”) and tool sales, rental and service centers. Underpinning that growth is our entrepreneurial culture, which both enables us to drive organic growth by delivering outstanding customer service and makes us an attractive acquirer for smaller distributors.
During fiscal 2023, this growth included four acquisitions and the opening of six greenfield locations and eleven new Ames tool sales, rental and service centers. On June 1, 2022, we acquired certain assets of Construction Supply of Southwest Florida, Inc., a distributor of various stucco, building and waterproofing supplies serving markets in the southwest Florida area. On December 30, 2022, we acquired certain assets of Tanner Bolt and Nut, Inc., a distributor of various tools, fasteners, sealants, and related construction products to the broader New York City market. On April 3, 2023, we acquired certain assets of Blair Building Materials, Inc., a distributor of exterior, insulation, and waterproofing products to customers in the Greater Toronto Area. Also on April 3, 2023, we acquired Engler, Meier and Justus, Inc., a leading distributor of drywall, acoustical ceilings and related interior construction products to the greater Chicago market and exterior insulation finishing systems ("EIFS") related products in the Southeastern United States.
Also during fiscal 2023, we opened greenfield locations in Wildwood, Florida; Cleveland, Ohio; Greenville, North Carolina; Brooklyn, New York; Chester, Virginia; and Ottawa, Ontario.
Business Strategy
The key elements of our business strategy are as follows:
•Expand Core Products. Our business strategy includes an emphasis on expanding our market share in our core products (wallboard, ceilings and steel framing) both organically and through acquisitions.
•Grow Complementary Products. We are focused on growing our complementary product lines, with a particular emphasis on achieving growth in tools and fasteners, insulation and EIFS and stucco, to better serve our customers, and to diversify and expand our product offerings while driving higher sales and margins.
•Expand our Platform. Our growth strategy includes the pursuit of both greenfield openings and strategic acquisitions to further broaden our geographic markets, enhance our service levels and expand our product offerings.
◦Greenfield openings. Our strategy for opening new branches is generally to further penetrate existing markets or adjacent markets to our operations. For adjacent markets, typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships.
◦Acquisitions. We have a proven history of consummating complementary acquisitions in new and contiguous markets. Due to the large, highly fragmented nature of our markets and our reputation throughout the industry, we believe we will continue to have access to a robust acquisition pipeline to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that we believe will fit our culture and business model and we have built an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can continue to achieve substantial synergies and drive earnings accretion from our acquisition strategy.
•Drive Improved Productivity and Profitability. Our business strategy entails a focus on enhanced productivity and profitability across the organization, seeking to leverage our scale and employ both technology and other best practices to deliver further margin expansion and earnings growth. We also expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service.
Products
We provide a comprehensive product offering of wallboard, ceilings, steel framing and complementary construction products. By carrying a full line of wallboard and ceilings along with steel framing and complementary products, we serve as a one-stop-shop for our customers. For information on net sales of our products, see Note 16, “Segments” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
While highly visible and essential, wallboard typically comprises less than 5% of a new home’s total cost. Given its low price point relative to other materials, we believe that there is currently no economical substitute for wallboard in either residential or commercial applications. Wallboard demand is driven by a balanced mix of both residential and commercial new construction as well as repair and remodeling (“R&R”) activity.
Ceilings
Our ceilings product line consists of suspended mineral fiber, soft fiber and metal ceiling systems primarily used in offices, hotels, hospitals, retail facilities, schools and a variety of other commercial and institutional buildings. The principal components of our ceiling systems are typically square mineral fiber tiles and the metal grid that holds the tile in place, complemented by architectural specialty products in certain applications. Architectural specialty ceiling products, which are made from a variety of materials, are a growing component of our product offering given their specified, often customized nature and our ability to service customer requirements through a dedicated and experienced sales force focused on such products.
Our ceilings product line is primarily sold into commercial and institutional applications. Because interior contractors frequently purchase ceilings and wallboard from the same distributor, the breadth of our offerings serves to increase sales of all of our product lines, which are often delivered together to the same worksite as part of a commercial package. In the ceilings market, brand is highly valued and often specified by the architect of a commercial building. Because of our strong market position, we have exclusive access to the leading ceilings brands in many of our local markets. In addition, because ceiling tile systems differ in size, shape, performance characteristics and aesthetic appeal between manufacturers, they often can only be replaced with the same brand for R&R projects. As a result, the leading brands’ installed base of product generates built-in demand for replacement product over time, and we benefit from these recurring sales.
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

Complementary Products
We offer our customers complementary products, including tools and fasteners, insulation, EIFS and stucco, lumber and other wood products, ready-mix joint compound and safety products. We partner with leading vendors for many of these products and merchandise them in showrooms that are adjacent to many of our warehouses or free-standing, in the case of our Ames tool sales, rental and service centers. In addition, certain products are provided on a regional basis to address local preferences. We believe our customers value our product breadth and geographic reach, as well as our delivery capabilities and on-site expertise and consultation services. While pricing is important to our customers, availability, convenience and expertise are also important factors in their purchase decisions. These complementary products allow us to provide a full suite of products across our entire business, enhancing our margins and creating value for our customers. In recent years, through specific initiatives and strategic acquisitions, we have expanded our complementary product lines to further solidify our position as a one-stop-shop for the interior contractor and gain a greater share of their overall purchases. We are the leading provider of automatic taping and finishing ("ATF") tools and related products to the professional drywall finishing industry. ATF tools enable interior finishing contractors to finish drywall joints faster than less productive hand finishing methods.
Distribution
We distribute our core products and most complementary products through our distribution centers. We distribute ATF tools and related tools and products through our tool sales, rental and service centers and an independent network of wholesale dealers. We also distribute our products through e-commerce platforms.
We serve as a critical link between our suppliers and our fragmented customer base. Our sales, dispatch and delivery teams coordinate an often complicated, customized delivery plan to ensure that our delivery schedule matches the customer’s job site schedule, that deliveries are made taking into account the specific challenges of a customer’s job site, that no damage occurs to the customer’s property and, most importantly, that proper safety procedures are followed at all times. Often this requires us to send an employee to a job site before the delivery to document the specific requirements and safety considerations of a particular location. Given the logistical intensity of this process and the premium contractors place on distributors delivering the right product, at the right time, in the right place, we can differentiate ourselves based on service. In addition to executing a logistics-intensive service, we facilitate purchasing relationships between suppliers and our customer base by transferring technical product knowledge, educating contractors on proper installation techniques for new products, ensuring local product availability and extending trade credit.
Additionally, based on certain unique product attributes and delivery requirements for some of our products, the distribution of these items requires a higher degree of logistics and service expertise than most other building products. For example, wallboard has a high weight-to-value ratio, is easily damaged, cannot be left outside and often must be delivered to a job site before or after normal business hours. As a value-added service, we often deliver our products directly to the specific room where they are installed. For example, we can place the amount and type of wallboard necessary for a fifth story room of a new building through the fifth story window using a specialized truck with an articulating boom loader. To do this effectively, we need to load the truck at the branch so that the amount and type of wallboard for each room of the building can be off-loaded by the articulating boom loader in the right sequence. In this way, the service we provide delivers significant value to our customers.
Our Industry
As the construction market in North America evolved during the second half of the 20th century, contractors began to specialize in specific trades within the construction process, and specialty distributors emerged to supply them. We, along with other specialty distributors, tailored our product offerings and service capabilities to meet the unique needs of these trades. Today, specialty distributors comprise the preferred distribution channel for wallboard, ceilings and steel framing in both the commercial and residential construction markets. In addition to focusing on their core products, specialty distributors also offer additional and ancillary products, which are complementary to their main products in an effort to provide their customers with a full suite of relevant products and to drive additional sales and margin opportunities. For us, these products include tools and fasteners, insulation, EIFS and stucco, lumber and other wood products, ready-mix joint compound, safety products and various other construction products.
We believe the success of the specialty distribution model in wallboard, ceilings and steel framing is driven by the strong value proposition we provide to our customers. Given the logistical complexity of the distribution services we provide to safely deliver and stock the right products to the appropriate locations, the expertise needed to execute safely and effectively, and the special equipment required, we believe specialty distributors with sufficient scale that are focused on wallboard, ceilings and steel framing are best suited to meet contractors’ needs. The main drivers for our products are commercial new construction, commercial R&R, residential new construction and residential R&R.
Commercial
Our addressable commercial construction market is comprised of a variety of commercial and institutional sub-segments with varying demand drivers. Our commercial markets include offices, hotels, retail stores, warehouses and other commercial buildings, while our institutional markets include educational facilities, healthcare facilities, government buildings and other institutional facilities. The principal demand drivers across these markets typically include the overall economic outlook, the general business cycle, government spending, vacancy rates, employment trends, interest rates, availability of credit and demographic trends.
We believe commercial R&R spending has historically been more stable than new commercial construction activity. Commercial R&R spending is typically driven by several factors, including commercial real estate prices and rental rates, office and retail vacancy rates, government spending and interest rates. Commercial R&R spending is also driven by commercial lease expirations and renewals, as well as tenant turnover. Such events often result in repair, reconfiguration and/or upgrading of existing commercial space. Commercial R&R activity was severely impacted by the COVID-19 pandemic ("COVID-19") and has been slow to recover in certain of its sectors. However, we are starting to see some improvement, including stronger year-over-year commercial wallboard sales and volumes.
Residential
Residential new construction activity is driven by several factors, including demographics, the overall economic outlook, employment, income growth, availability of housing, home prices, availability of mortgage financing and related government regulations, interest rates and consumer confidence, among others.
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
Suppliers
We source the products we distribute from various suppliers and purchase components used in assembling ATF tools. Our leading market position, North American footprint and superior service capabilities have allowed us to develop strong relationships with our suppliers. We maintain strong, long-term relationships with the major North American wallboard, ceilings, steel and insulation manufacturers, as well as vendors of other complementary building products, where the supply base is widely fragmented. Because we account for a meaningful portion of their volumes and provide them with an extensive salesforce to market their products, we are viewed by our suppliers as a key channel partner and have exclusive relationships with these suppliers in certain markets. We believe this position often provides us with advantaged procurement.
Sales and Marketing
Our sales and marketing strategy is to provide a comprehensive suite of high-quality products and superior services to contractors and builders reliably, safely, accurately and on-time. We have an experienced sales force who manages our customer relationships and grows our customer base. We have strategies to increase our customer base at both the corporate and local branch levels, which focus on building and growing strong relationships with our customers, whether they serve a small local market, or a national footprint. We believe that the experience and expertise of our sales force differentiates us from our competition, particularly in the commercial market, which requires a highly technical and specialized product knowledge and a sophisticated delivery plan. We also employ various marketing strategies to reach our customers in the most efficient and effective manner. We market our products through our websites, social media, targeted advertisements and a range of industry trade shows.
Competition
We compete against other specialty distributors as well as big box retailers and lumberyards. Among specialty distributors, we compete against a few large distributors and many small, local, privately-owned distributors. Our largest competitors are Foundation Building Materials, L&W Supply Co. Inc (a subsidiary of ABC Supply Company), Home Depot and Lowe's. However, we believe smaller, regional or local competitors still comprise a significant proportion of the industry. The principal competitive factors in our business are pricing and availability of products and services; our delivery capabilities; technical product knowledge and expertise; advisory or other service capabilities; and availability of credit. Brand recognition with respect to our complementary products is also important.
Seasonality
Generally, our sales volume is higher in the first and second quarters of our fiscal year due to favorable weather and longer daylight conditions during these periods. Seasonal variations in operating results may be impacted by inclement weather conditions, such as cold or wet weather, which can delay construction projects. We anticipate that we will continue to experience these seasonal fluctuations in the future.
Intellectual Property
We own numerous intellectual property rights that we use in our business, including trademarks, tradenames, domains and patents. We maintain registered trademarks for the trade names and logos used by certain of our local branches, including Ames® stores and TapeTech® products. We also hold patents that relate to the design of our ATF tools. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain these trademark registrations as long as they remain valuable to our business. While we do not believe our business is dependent on any one of our trademarks, we believe retention helps maintain customer loyalty. We vigorously protect all our intellectual property rights.
Environmental, Social and Governance (ESG)
Environmental
As a leading North American distributor of specialty building products, we recognize the importance of reducing the environmental impact of our business operations. We are committed to conducting business in a manner that aligns with our values, promotes environmental sustainability and seeks to protect the environment through compliance with applicable laws, rules, and regulations. In our operations, we are committed to achieving higher levels of efficiency and pursuing a policy of continuous improvement to reduce the environmental impact of our business operations. Our environmental responsibility policy applies to GMS and all of our subsidiaries, regardless of location. Furthermore, while we are not the manufacturer of any of the products in our portfolio, we feel we have a joint responsibility with our manufacturing and other partners throughout the supply chain network to work together to reduce the environmental impact of our supply chain. We have several ongoing environmental projects underway, including capturing our greenhouse gas emissions and analyzing potential projects to further reduce our environmental impacts.
Social - Human Capital
Employees. We had 7,007 and 6,719 active team members as of April 30, 2023 and 2022, respectively. Approximately 6% of our workforce is unionized, consisting primarily of hourly workers at some of our distribution facilities. We believe that we have good relations with our employees. Additionally, we believe that the training provided through our employee development programs and our entrepreneurial, performance-based culture provides significant benefits to our employees.
Health, Safety and Wellness. Providing a safe work environment for our employees, contractors, and customers is a primary objective of GMS and our family of companies. Our goal is to incur zero accidents and to ensure that everyone goes home safely at the end of every day. To achieve our goal, we abide by all safety requirements and regulations, and we endeavor to eliminate unsafe conditions and minimize related risks by identifying and supporting safe work practices, promoting safety awareness, providing employee training and education, and furnishing protective equipment. Safety is a constant focus of our management team with regular reporting to, and oversight by, our Board of Directors. We work together to protect our employees, contractors, and customers by promoting a culture of shared responsibility with collaborative program development, best practices, and the open exchange of suggestions, ideas, and concerns.
Inclusion and Diversity. Every person is important to us and as such, we have a responsibility to foster a workplace that values contributions and perspectives from a variety of backgrounds, skills and experiences regardless of race, color, age, sex, national origin, religion, marital status, sexual orientation, gender identity, gender expression, disability, or veteran status. Our differences make us a stronger team and the diversity in our thoughts and ideas makes us better able to serve our customers and other stakeholders. Both our Board of Directors and Leadership Team are committed to fulfilling this responsibility and recognize our work here is never done.
We have a company-wide inclusion and diversity program designed to support an inclusive and diverse work environment and have formalized training and recruitment programs. We have a manager of inclusion and diversity who has managerial responsibility for our inclusion and diversity program with quarterly oversight by our Board of Directors through the Human Capital Management and Compensation Committee.
Compensation and Benefits. We are committed to providing our employees with a competitive compensation package that rewards performance and the achievement of desired business results. Our total compensation package includes, depending on the position, cash compensation (wages or base salary and incentive or bonus payments), company contributions toward additional benefits (such as health and disability plans), retirement plans with a company match and paid time off. We also offer the opportunity to become a stockholder through equity grants for management and our employee stock purchase plan. We analyze our compensation and benefits programs annually to ensure we remain competitive and make changes, as necessary.
Governance
Our Board and management team are committed to strong corporate governance that reflects high standards of ethics and integrity. We believe that strong corporate governance helps to ensure that the Company is managed for the long-term benefits of our stockholders and helps build public trust. We regularly review and consider our corporate governance policies and practices in the context of current corporate governance trends, regulatory changes and recognized best practices, taking into consideration the perspectives of our stockholders. As a result of this continued evaluation, we have taken numerous actions to strengthen our corporate governance practices over the past several years, which include adding four independent directors, two female directors and two African American directors, declassifying our board of directors and eliminating certain supermajority voting requirements.
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
Our business and results of operations are dependent on the commercial and residential construction and R&R markets, which are significantly affected by general business, financial market and economic conditions in the United States and Canada. An economic downturn or recession in the global economy could have a material adverse impact on our business, financial condition, results of operations and cash flows. General business, financial markets and economic conditions that impact the level of activity in the commercial and residential construction and R&R markets include, among others, interest rate fluctuations, inflation, unemployment levels, tax rates and policy, capital spending, bankruptcies, volatility in both the debt and equity capital markets, liquidity of the global financial markets, credit and mortgage markets, consumer confidence and spending, global economic growth, local, state, provincial and federal government regulation, housing supply and affordability, the strength of regional and local economies in which we operate and the impact of public health emergencies. Furthermore, commercial and residential construction and R&R markets generally face significant contraction in an economic downturn or recession.
Our sales are in part dependent upon the commercial new construction market and the commercial R&R market.
Demand for commercial projects was severely impacted by COVID-19 and has been slow to recover in certain sectors. However, we are starting to see some improvement, including stronger year-over-year commercial wallboard sales and volumes. Construction to support medical, hospitality and governmental projects has started to rebound, particularly where commercial development has followed residential expansion. Larger office projects, both new and for R&R, however, remain tempered, particularly in more mature urban markets. We cannot predict the duration of the current market conditions, changes in the demand for commercial space, or the timing or strength of any future recovery or downturn of commercial construction activity in our markets. Further increased weakness in the commercial construction market and the commercial R&R market would likely have an adverse effect on our business, financial condition and operating results. Furthermore, uncertainty about current and future economic conditions will continue to pose a risk to our business that serves the commercial new construction and R&R markets, including demand for commercial office space, tighter credit, disruptions caused by the inability of commercial borrowers to repay their debt obligations, negative financial news, a recession and/or declines in income, which could have a continued material negative effect on the demand for our products and services.
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
We primarily compete in the distribution markets of wallboard, ceilings and complementary construction products with smaller distributors, several national and multi-regional specialty distributors of building materials and big-box retailers. Some of our competition are larger and may have greater financial resources than us.
Competition varies depending on product line, type of customer and geographic area. If our competitors have greater financial resources or offer a broader range of building products, they may be able to offer higher levels of service or a broader selection of inventory than we can. Furthermore, any of our competitors may (i) foresee the course of market development more accurately than we do, (ii) provide superior service and sell or distribute superior products, (iii) have the ability or willingness to supply or deliver similar products and services at a lower cost, (iv) develop stronger relationships with our customers and other consumers in the industry in which we operate, (v) develop stronger relationships with our vendors or other manufacturers in our industry; (vi) adapt more quickly to evolving customer requirements than we do, (vii) develop a superior network of distribution centers in our markets, (viii) access financing on more favorable terms than we can obtain or (ix) bundle products we do not offer with other products that are competitive with the products we sell.
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
Prices for our products are driven by many factors, including general economic conditions, labor and freight costs, competition, demand for our products, international conflicts, government regulation and trade policies. Certain products we distribute have recently seen extreme price volatility, caused in large part by the contributory effects of COVID-19 and international conflicts. We may be subject to large and significant price increases, especially in periods of high inflation. Conversely, we may experience lower sales in a deflationary environment. We may not always be able to reflect increases in our costs in our own pricing, especially in times of extreme price volatility. Any inability to pass cost increases on to customers may adversely affect our business, financial condition and results of operations. In addition, if market prices for the products that we sell decline, we may realize lower revenues and margins from selling such products.
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
In addition, we may not be able to integrate the operations of future acquired businesses in an efficient and cost-effective manner or without significant disruption to our existing operations. Even if we successfully integrate the businesses, there can be no assurance that we will realize the anticipated benefits of an acquisition. Moreover, acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unknown or unforeseen liabilities of acquired companies, difficulties implementing disclosure controls and procedures and internal control over financial reporting for the acquired businesses, and the diversion of management attention and resources from existing operations. We may also be required to incur additional debt or issue equity in order to consummate acquisitions in the future, which may increase our indebtedness or result in dilution to our stockholders. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, results of operations and cash flows.
We may not be able to expand into new geographic markets, expand core products or expand our complementary products, which may impact our ability to grow our business.
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
The products we distribute are manufactured by several major suppliers. Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Historically the wallboard and steel products we distribute have been available from various sources and in sufficient quantities to meet our customer demand. However, certain wallboard and steel products are on long lead times from suppliers and as a result, our ability to obtain adequate supply of such wallboard and steel products may be adversely affected. Ceiling distribution arrangements are often exclusive to certain specified geographic areas. Any disruption or shortage in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenue, reduced margins and damage to our relationships with customers. Supply shortages may occur as a result of, among other things, unanticipated increases in demand, shortage of raw materials, including the availability of synthetic gypsum, work stoppages, manufacturing challenges, natural disasters and pandemics, military conflicts, civil unrest, acts of terrorism, difficulties in production or delivery or failure to maintain satisfactory relationships with our key suppliers. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements, such as those whereby we are afforded exclusive distribution rights in certain geographic areas, could adversely impact our financial condition, results of operations and cash flows.
Our ability to maintain relationships with qualified suppliers who can satisfy our high standards of quality and our need to be supplied with products in a timely and efficient manner is a significant challenge. In addition, our suppliers may elect to distribute some or all of their products directly to end-customers or they could expand competitive channels of distribution. This could also adversely impact our ability to obtain favorable pricing from suppliers and optimize margins and revenue with respect to our customers.

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
Our financial performance is affected by the level of our operating costs, which have recently been subject to increased inflationary pressures. To the extent such costs increase, we may be prevented, in whole or in part, from passing these cost increases through to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows. In addition, our business strategy entails a heightened focus on enhanced productivity and profitability across the organization. If we do not recognize the anticipated benefits of our operating efficiency and cost reduction opportunities in a timely manner or they present greater than anticipated costs, our results of operations and cash flows could be adversely affected.

The loss of any of our significant customers, a reduction in the quantity of products they purchase or inability to pay could affect our financial health.
Our ten largest customers generated approximately 7.1%, 8.1% and 9.0% of our net sales in the aggregate for fiscal 2023, 2022 and 2021, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers, or successfully assume the customer relationships of any businesses that we acquire, or that we will continue to supply these customers at historical levels. We extend credit to numerous customers who are generally susceptible to the same economic business risks that we are. Unfavorable market conditions could result in financial failures of one or more of our significant customers. If our larger customers’ financial positions were to become impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our financial condition, results of operations and cash flows.
In addition, our customers may: (i) purchase some of the products that we currently sell and distribute directly from manufacturers; (ii) elect to establish their own building products manufacturing and distribution facilities; or (iii) favor doing business with manufacturing or distribution intermediaries in which they have an economic stake. Continued consolidation among professional homebuilders and commercial builders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our existing relationships with any of our customers could adversely affect our financial condition, operating results and cash flows. Furthermore, our customers typically are not required to purchase any minimum amount of products from us. Should our customers purchase the products we distribute in significantly lower quantities than they have in the past or should the customers of any businesses that we acquire purchase products from us in significantly lower quantities than they had prior to our acquisition of the business, such decreased purchases could adversely affect our financial condition, results of operations and cash flows.
We occupy many of our facilities under long-term non-cancellable leases, and we may be unable to renew our leases at the end of their terms.
Many of our facilities are located on leased premises subject to non-cancellable leases. Typically, our leases have options to renew for specified periods of time. We believe that our future leases will likely also be non-cancellable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments, and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. Our inability to terminate a lease when we stop fully utilizing a facility or exit a geographic market can have a significant adverse impact on our financial condition, results of operations and cash flows. In addition, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business and operating results. Further, we may not be able to secure a replacement facility in a location that is as commercially viable, including access to rail service, as the lease we are unable to renew. Having to close a facility, even briefly to relocate, would reduce the sales that such facility would have contributed to our revenues. Additionally, a relocated facility may generate less revenue and profit, if any, than the facility it was established to replace.

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
We currently use our fleet of owned and leased delivery vehicles to service customers in the regions in which we operate. As a result, we are inherently dependent upon fuel to operate our fleet and are impacted by changes in its price. The cost of fuel is largely unpredictable and has a significant impact on our results of operations. Fuel availability, as well as pricing, is also impacted by political, economic and market factors that are outside our control. Significant increases in the cost of fuel or disruptions in the supply of fuel could adversely affect our financial condition and results of operations.
Natural or man-made disruptions to our facilities may adversely affect our business and operations.
We maintain facilities throughout the United States and Canada, as well as our corporate headquarters in Tucker, Georgia, which supports our facilities with various back-office functions. In the event any of our facilities are damaged or operations are disrupted from fire, earthquake, hurricanes, tornados and other weather-related events, an act of terrorism, civil or political unrest, pandemics, or any other cause, a significant portion of our inventory could be damaged and our ability to distribute products to customers could be materially impaired. In addition, general weather patterns affect our operations throughout the year, with adverse weather historically reducing construction activity in our third and fourth quarters. Adverse weather events, natural disasters or similar events, including as a result of climate change, could generally reduce or delay construction activity and our operations, which could adversely impact our financial condition, results of operations and cash flows.
Moreover, we could incur significantly higher costs and experience longer lead times associated with distributing products to our customers during the time that it takes for us to reopen or replace a damaged facility. Disruptions to the transportation infrastructure systems in the United States and Canada, including those related to a terrorist attack, civil unrest and pandemics, may also affect our ability to keep our operations and services functioning properly. If any of these events were to occur, our financial condition, results of operations and cash flows could be materially adversely affected.
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
Approximately 12% of our net sales during the year ended April 30, 2023 were derived from our operations in Canada. Our exposure to currency rate fluctuations could be material to the extent that currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results. In addition, such fluctuations may also affect the comparability of our results between financial periods. We do not currently hedge the net investments in our foreign operations. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to continue to anticipate and address evolving consumer demands.
Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. While we devote significant focus to the selling and marketing of new products, we may not be successful in selecting the most accepted new products and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products more rapidly or effectively, which could adversely affect our sales. Furthermore, market demand may decline because of consumer preferences trending away from our categories or trending down within our brands or product categories, which could adversely impact our financial condition, results of operations and cash flows.
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
We are also from time to time subject to casualty, contract, tort and other claims relating to our business, the products we have distributed in the past or may in the future distribute, and the services we have provided in the past or may in the future provide, either directly or through third parties. If any such claim were adversely determined, our financial condition, operating results and cash flows could be adversely affected if we were unable to seek indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with the products we sell or distribute. Since we do not have direct control over the quality of products that are manufactured or supplied to us by third parties, we are particularly vulnerable to risks relating to the quality of such products. In addition, many of our employees, and our delivery and warehouse employees in particular, are subject to hazards associated with providing services on construction sites, at our distribution centers and while delivering our products. As a result, we have a heightened risk of potential claims arising from the conduct of our employees, builders and their subcontractors, and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of third-party installers. As they apply to our business, if we fail to manage these processes effectively or provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business, results of operations and cash flows.
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
Expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press statements and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties, including those described under “Forward-Looking Statements,” requires investments and are impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.
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
Our current indebtedness, degree of leverage and any future indebtedness we may incur, may adversely affect our cash flows, limit our operational and financing flexibility and negatively impact our business and our ability to make payments on our indebtedness and declare dividends and make other distributions.
As of April 30, 2023, $499.5 million was outstanding under our senior secured first lien term loan facility (the “Term Loan Facility”), $350.0 million was outstanding under our senior unsecured notes (“Senior Notes”) and $110.0 million was outstanding under our ABL Facility. In addition, we may incur substantial additional debt in the future. Our current indebtedness and other debt instruments we may enter in the future, may have significant consequences to our business and, as a result, may impact our stockholders, including:
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
Any of the above-listed factors could materially adversely affect our financial condition, liquidity or results of operations.
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
Despite our current level of indebtedness, we may still be able to incur more debt.
We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to several qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness, including obligations under operating lease arrangements. In addition, the ABL Facility provides a commitment of up to $950.0 million, subject to a borrowing base. As of April 30, 2023, we had available borrowing capacity of $759.2 million under the ABL Facility. If new debt is added to our current debt levels, the related risks that we now face could intensify.
An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.
Our Term Loan Facility and ABL Facility bear interest at variable rates. We have entered into interest rate swaps for a portion of our debt with the objective of minimizing the risks associated with our Term Loan Facility. However, increases in interest rates with respect to any amount of our debt not covered by the interest rate swaps could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Such increases may result from changes in regulatory standards or industry practices. Excluding the effect of the interest rate swaps, each 1% increase in interest rates on the Term Loan Facility would increase our annual interest expense by $5.0 million based on the balance outstanding under the Term Loan Facility as of April 30, 2023. Assuming the ABL Facility was fully drawn up to the $950.0 million maximum commitment, each 1% increase in interest rates would result in a $9.5 million increase in annual interest expense on the ABL Facility.
We may have future capital needs that require us to incur additional debt and may be unable to obtain additional financing on acceptable terms, if at all.
We rely substantially on the liquidity provided by our existing ABL Facility and cash on hand to provide working capital and fund our operations. Our working capital and capital expenditure requirements may increase as our markets rebound and we execute our strategic growth plan. Economic and credit market conditions, increases in interest rates, the performance of the commercial and residential construction markets, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current housing market conditions and the macroeconomic factors that affect our industry could require us to seek additional capital and have a material adverse effect on our ability to secure such capital on favorable terms, if at all.
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
General Risk Factors
The effect of global pandemics, such as COVID-19, and other widespread public health crises, and the measures undertaken by governmental authorities to address any such crises, may adversely affect our business and results of operations.
Public health crises, pandemics and epidemics, such as COVID-19, have impacted our operations and financial performance. The spread of highly infectious or contagious diseases could cause quarantines, business shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain interruptions, and overall economic and financial market instability, all of which may impact general economic conditions or consumer confidence. Any of these developments could materially and adversely affect our business, financial condition and results of operations.
Failure to attract and retain key employees while controlling costs could have a significant adverse effect on our business.
Our success depends in part on our ability to attract, hire, train and retain qualified managerial, operational, sales and other personnel. We face significant competition for these types of employees in our industry and from other industries. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends, to a significant extent, on the continued service of our senior management team. The loss of any member of our senior management team or other experienced senior employees could impair our ability to execute our business plan, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, results of operations and cash flows could be adversely affected.
As a result of labor shortages, particularly among drivers and material handlers, we may face higher operating expenses and may lose revenue opportunities if labor shortages prevent us from having the capacity to meet customer demand. We could be required to increase our use of temporary or contract labor. Using temporary or contract labor typically requires higher cost and may be less productive than full-time employees. In addition, a shortage of qualified drivers could require us to increase driver compensation, let trucks sit idle, utilize contract haulers, utilize less experienced drivers, or face difficulty meeting customer demands, all of which could adversely affect our business and results of operations.

Cybersecurity breaches could harm our business.
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. We have incurred costs and may incur significant additional costs to implement the security measures that we believe are appropriate to protect our IT systems. Our security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural or man-made disasters, unauthorized access, cyber-attacks and other similar disruptions. Despite our security measures, our IT systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. To date, we do not believe we have experienced a material breach of our IT systems. Any attacks on our IT systems could result in our systems or data being breached or damaged by computer viruses or unauthorized physical or electronic access. Such a breach could result in not only business disruption, but also theft of our intellectual property or other competitive information or unauthorized access to controlled data and any personal information stored in our IT systems. To the extent that any data is lost or destroyed, or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships. In addition, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, damage our reputation and cause a loss of confidence in our business, products and services, which could adversely affect our business, financial condition, results of operations and cash flows.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is in Tucker, Georgia. As of April 30, 2023, we operated our business through more than 300 distribution centers across 47 states and the District of Columbia in the United States and six provinces in Canada. Our distribution centers typically consist of storage, warehouse and office space. We also operated our business through more than 100 tool sales, rental and service centers throughout the United States and have a tool assembly facility in Suwanee, Georgia. As of April 30, 2023, we owned 83 of our facilities, some of which were used as collateral to secure the Term Loan Facility. Our distribution centers range in size from approximately 2,000 to 150,000 square feet and our tool sales, rental and service centers range in size from approximately 1,000 to 6,000 square feet. We believe that our properties are in good operating condition and adequately serve our current business operations.
The following table summarizes our real estate facilities as of April 30, 2023:

Property Type	Leased Facilities	Owned Facilities	Total
Corporate headquarters	1	—	1
Distribution centers	221	83	304
Tool sales, rental and service centers	101	—	101
Tool assembly facility	1	—	1
Total	324	83	407

Item 3. Legal Proceedings
From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that we currently believe would, either individually or in the aggregate, to have a material adverse effect on our business or financial condition.
The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims if the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of April 30, 2023, approximately 1,054 asbestos-related personal injury lawsuits have been filed against us and we have vigorously defended and continue to vigorously defend against them. Of these lawsuits, 1,001 have been dismissed without any payment by us, 40 are pending and only 13 have been settled, which settlements have not materially impacted our financial condition or operating results. See Item 1A, “Risk Factors—Risks Relating to Legal, Regulatory and Compliance—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties.”
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GMS.”
As of the close of business on May 31, 2023, there were nine holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.
Dividend Policy
No dividends were paid to stockholders during the years ended April 30, 2023, 2022 or 2021. The Company currently intends to retain all its future earnings, if any, to finance operations, support our growth strategies, repay indebtedness and repurchase shares. Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock. See Note 7, “Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Any future determination relating to our dividend policy will be made at the discretion of the Company’s board of directors and will depend on several factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the Board of Directors may deem relevant.

Performance Graph
The following graph shows a comparison of cumulative total return to holders of shares of GMS Inc.’s common stock against the cumulative total return of S&P 500 Index and Industrial Select Sector SPDR® Fund (XLI) from April 30, 2018 through April 30, 2023 (the last trading day in our fiscal 2023). The comparison of the cumulative total returns for each investment assumes that $100 was invested in GMS Inc. common stock and the respective indices on April 30, 2018 through April 30, 2023 and includes the reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.
This performance graph and related information shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing. The points on the graph represent stock prices on the last trading days in the fiscal years presented.

Total Return Performance
Index Value
200
150
100
50
0
4/30/2018
4/30/2019
4/30/2020
4/30/2021
4/30/2022
4/30/2023
GMS Inc.
S&P 500 Index
S&P 500 Select Sector SPDR (XLI)

	4/30/2018	4/30/2019	4/30/2020	4/30/2021	4/30/2022	4/30/2023
GMS Inc.	$100.00	$56.55	$58.99	$140.28	$153.88	$186.33
S&P 500 Index	100.00	113.49	114.47	167.11	167.47	171.93
S&P 500 Select Sector SPDR (XLI)	100.00	108.14	88.88	141.09	131.76	138.44

Issuer Purchases of Equity Securities
The number of shares repurchased and the average price paid per share for each month in the three months ended April 30, 2023 are as follows:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value that May Yet be Purchased Under the Program
				(in thousands)
February 1 through February 28	80,919	$58.93	80,919	$123,276
March 1 through March 31	193,743	55.50	193,743	112,522
April 1 through April 30	222,075	55.69	222,075	100,155
Total	496,737
Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax. We include the applicable excise tax as part of the cost basis of the shares acquired and record a corresponding liability in accrued expenses and other liabilities on our consolidated balance sheet. All dollar amounts presented above exclude such excise taxes.
On June 20, 2022, our Board of Directors approved an expanded share repurchase program under which we were authorized to repurchase up to $200.0 million of our outstanding common stock. This expanded program replaced our previous share repurchase authorization of $75.0 million. We may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any amount of common stock, and it may be suspended or terminated at any time at our discretion.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
GMS Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” “GMS” or the “Company”), through its wholly owned operating subsidiaries, operates a network of more than 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. We also operate more than 100 tool sales, rental and service centers. Through these operations, we provide a comprehensive selection of building products and solutions for our residential and commercial contractor customer base across the United States and Canada. Our unique operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling us to generate significant economies of scale while maintaining high levels of customer service.
Fiscal 2023 Highlights
Key highlights in our business during fiscal 2023 are described below:
•Generated net sales of $5,329.3 million, a 15.0% increase from the prior year primarily due to inflationary pricing along with strength in multi-family residential construction activity and an improving commercial landscape, each of which helped drive volume growth in wallboard and complementary products. We also benefited from acquisitions completed over the past year.
•Generated net income of $333.0 million, a 21.8% increase from the prior year, primarily due to the increase in net sales noted above, partially offset by increased selling, general and administrative expenses, and an increase in the provision for income taxes. Supply chain dynamics led to high levels of product price inflation, which has been the principal driver of both sales growth and incremental profitability. Net income as a percentage of sales was 6.2% and 5.9% during fiscal 2023 and 2022, respectively.
•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 7) of $665.7 million, a 17.4% increase from the prior fiscal year, primarily due to the increase in net sales noted above. Adjusted EBITDA, as a percentage of net sales, increased to 12.5% as compared to 12.2% for the prior year primarily due to better operating leverage, as product price inflation on sales outpaced operating cost inflation.
•Completed four acquisitions and opened six new branches (“greenfields”), increasing the Company’s geographic footprint and product offerings.
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
On April 3, 2023, we acquired certain assets of Blair Building Materials, Inc. (“Blair”). Blair provides exteriors, insulation and waterproofing products to customers in the Greater Toronto Area. Blair operates from a single location in Maple, Ontario. Also on April 3, 2023, we acquired Engler, Meier and Justus, Inc. (“EMJ”). EMJ is a leading distributor of drywall, acoustical ceilings and related interior construction products to the greater Chicago market and EIFS related products in the Southeastern United States. EMJ operates from five locations.
Subsequent to our fiscal year end on May 1, 2023, we acquired Jawl Lumber Corporation, which provides service to the Vancouver Island market in Canada under the Home Lumber and Building Supplies ("Home Lumber") brand name. Home Lumber is a leading supplier of lumber, engineered wood, doors, framing packages and siding as well as other key complementary building materials. Home Lumber operates from a single location in Victoria, Canada.

For more information regarding our acquisitions, see Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Greenfields
During fiscal 2023, we opened greenfield locations in Wildwood, Florida; Cleveland, Ohio; Greenville, North Carolina; Brooklyn, New York; Chester, Virginia; and Ottawa, Ontario. We also opened eleven new Ames tool sales, rental and service centers.
Market Conditions and Outlook
Residential
We experienced strong underlying demand for our residential products since mid-2020 as favorable demographics, low interest rates, low levels of new and existing homes for sale, a strong job market and a change in workplace habits and preferences resulting from COVID-19 helped drive new home purchases. We now see single-family construction demand has slowed in most regions of the country, except for the Southeast region which has been an outlier with modest year-over-year single-family growth, primarily as a result of rising interest rates and inflation, along with broader macroeconomic and geopolitical concerns. However, while multi-family starts have moderated from their exceptionally high levels during calendar year 2022, we expect strength in multi-family residential construction demand to continue through most of calendar 2023 as there remains a large backlog between starts and completions in that industry segment.
More broadly, while affordability issues have created some near-term uncertainty, the solid underlying demand fundamentals of the housing market, including favorable demographics and low levels of supply of new homes, are expected to provide support for that market in the longer term. In addition, we believe the Company continues to be well-positioned to adjust to meet demand in our end markets due to our broad mix of customers, including commercial, multi-family and single-family builders and contractors, product offerings and geographic scope. Moreover, given the limited inventory of existing homes and the structural need for residential housing, we are also encouraged by recent improvement in starts activity and builder sentiment as we look later into the year.
Commercial
Demand for commercial projects was severely impacted by COVID-19 and has been slow to recover in certain of its sectors. However, we see some improvement, including stronger year-over-year commercial wallboard sales and volumes. Construction to support medical, hospitality and governmental projects has started to rebound, particularly where commercial development has followed residential expansion. Larger office projects, both new and for repair and remodeling (“R&R”), however, remain tempered, particularly in more mature urban markets.
As with residential contractors, both we and commercial contractors face inflationary pressures and availability constraints for fuel, labor, building products and other miscellaneous expenses.

Factors and Trends Affecting our Operating Results
General Economic Conditions
Our business is sensitive to changes in general economic conditions, including, in particular, conditions in the U.S. and Canadian commercial construction and housing markets. The markets we serve are broadly categorized as commercial new construction, commercial R&R, residential new construction and residential R&R. Prior to the pandemic, we believed all four end markets were in an extended period of expansion following a deep and prolonged downturn. The impacts of COVID-19 caused significant disruption and uncertainty. While the economy has generally recovered from the impacts of COVID-19, commercial construction has been impacted by decreased demand for office space, tighter credit, and concerns regarding the market generally, and inflation, rising mortgage rates and home price appreciation have led to a more challenging macro-economic environment for residential construction. These developments have impacted the housing market, including the residential R&R and residential new construction end markets, and have contributed to a recent slowdown in the housing industry.
Commercial New Construction
Our addressable commercial construction market is composed of a variety of commercial and institutional sub-segments with varying demand drivers. Our commercial markets include offices, hotels, retail stores, warehouses and other commercial buildings, while our institutional markets include educational facilities, healthcare facilities, government buildings and other institutional facilities. The principal demand drivers across these markets include the overall economic outlook, the general business cycle, government spending, vacancy rates, employment trends, interest rates, availability of credit and demographic trends. Given the depth of the last recession and the negative impacts of COVID-19, activity in the commercial construction market remains below average historical levels. However, we are starting to see some improvement in markets outside of large office, especially in larger urban markets.
Commercial R&R
We believe commercial R&R spending is typically more stable than new commercial construction activity. Commercial R&R spending is driven by several factors, including commercial real estate prices and rental rates, office and retail vacancy rates, government spending and interest rates. Commercial R&R spending is also driven by commercial lease expirations and renewals, as well as tenant turnover. Such events often result in repair, reconfiguration and/or upgrading of existing commercial space. As such, the commercial R&R market has historically been less volatile than commercial new construction. While there is very limited third-party data for commercial R&R spending, commercial R&R spending has been negatively impacted by COVID-19. However, we are starting to see some recovery in markets outside of large office, especially in larger urban markets.
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
Residential R&R
Residential R&R activity is typically more stable than new construction activity. Following a prolonged period of under-investment during the downturn from 2007 to 2011, residential R&R activity experienced above-average growth in more recent years. The primary drivers of residential R&R spending include changes in existing home prices, existing home sales, the average age of the housing stock, consumer confidence and interest rates.

Price and Mix Changes
Prices for certain of our products are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, and periodic delays in delivery. Certain products we distribute have recently seen extreme price volatility, caused in large part by the contributory effects of COVID-19 and the international conflicts. Price inflation may impact demand for these products while price deflation may reduce our net sales and compress our margins. There is no assurance that we can successfully pass on price increases from our vendors to our customers. In addition, we may experience changes in our customer mix or in our product mix. Our operating results may be negatively impacted if customers require more lower-margin products from us and fewer higher-margin products.
Acquisitions
Our results of operations are impacted by acquisitions, as we complement our organic growth strategy with acquisitions. We completed four acquisitions during fiscal 2023, five acquisitions during fiscal 2022 and one acquisition during fiscal 2021. We believe that significant opportunities exist to expand our geographic footprint by executing additional strategic acquisitions and we consistently strive to maintain an extensive and active acquisition pipeline. We are often evaluating several acquisition opportunities at any given time. See Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our business acquisitions.

Results of Operations
A discussion regarding our results of operations and financial condition for the year ended April 30, 2023 compared to the year ended April 30, 2022 is presented below. A discussion regarding our results of operations and financial condition for the year ended April 30, 2022 compared to the year ended April 30, 2021 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, filed with the Securities and Exchange Commission on June 22, 2022.
The following table summarizes key components of our results of operations:

	Year Ended April 30,
	2023	2022	2021
	(dollars in thousands)
Statement of operations data:
Net sales	$5,329,252	$4,634,875	$3,298,823
Cost of sales (exclusive of depreciation and amortization shown separately below)	3,603,307	3,146,600	2,236,120
Gross profit	1,725,945	1,488,275	1,062,703
Operating expenses:
Selling, general and administrative expenses	1,093,827	950,125	763,629
Depreciation and amortization	126,907	119,232	108,125
Total operating expenses	1,220,734	1,069,357	871,754
Operating income	505,211	418,918	190,949
Other (expense) income:
Interest expense	(65,843)	(58,097)	(53,786)
Gain on legal settlement	—	—	1,382
Write-off of debt discount and deferred financing fees	—	—	(4,606)
Other income, net	8,135	3,998	3,155
Total other expense, net	(57,708)	(54,099)	(53,855)
Income before taxes	447,503	364,819	137,094
Provision for income taxes	114,512	91,377	31,534
Net income	$332,991	$273,442	$105,560
Non-GAAP measures:
Adjusted EBITDA(1)	$665,696	$566,921	$319,371
Adjusted EBITDA margin(1)(2)	12.5%	12.2%	9.7%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “Non-GAAP Measures” in this Item 7 for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a discussion of why we believe these measures are useful.
(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Net Sales

	Year Ended April 30,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Wallboard	$2,151,505	$1,710,851	$440,654	25.8%
Complementary products	1,537,617	1,328,383	209,234	15.8%
Steel framing	1,011,309	1,027,941	(16,632)	(1.6)%
Ceilings	628,821	567,700	61,121	10.8%
Total net sales	$5,329,252	$4,634,875	$694,377	15.0%
The increase in net sales during our fiscal year ended April 30, 2023 compared to the prior fiscal year was primarily due to inflationary pricing, strength in multi-family residential construction, volume growth in wallboard and complementary products, an improving commercial landscape and acquisitions over the past year. The increase in net sales consisted of the following:

•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to an increase in price/product mix and higher volume;

•an increase in complementary products sales, which include tools and fasteners (including automatic taping and finishing (ATF) tools), insulation, joint treatment, lumber, External Insulation and Finishing Systems (“EIFS”) and various other specialty building products, primarily due to an increase in pricing in certain product categories, positive contributions from acquisitions and the execution of growth initiatives to increase product sales;
•an increase in ceilings sales, which are principally impacted by commercial construction activity, primarily due to an increase in price/product mix, partially offset by lower volumes in acoustical ceiling tiles and grid; and
•partially offset by a decrease in steel framing sales, which are principally impacted by commercial construction activity, primarily due to lower volume, partially offset by a slight increase in price/product mix.

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the years ended April 30, 2023 and 2022. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Year Ended April 30,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Net sales	$5,329,252	$4,634,875
Recently acquired net sales (1)	(145,149)	—
Impact of foreign currency (2)	38,894	—
Base business net sales (3)	$5,222,997	$4,634,875	$588,122	12.7%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the year ended April 30, 2023, this includes net sales from the following acquisitions: Westside Building Material ("Westside") acquired on July 1, 2021, Ames acquired on December 1, 2021, Kimco Supply Company acquired on December 1, 2021, CSSWF acquired on June 1, 2022, Tanner acquired on December 30, 2022, Blair acquired on April 3, 2023 and EMJ acquired on April 3, 2023.
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

Gross Profit and Gross Margin

	Year Ended April 30,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Gross profit	$1,725,945	$1,488,275	$237,670	16.0%
Gross margin	32.4%	32.1%
The increase in gross profit during the year ended April 30, 2023 compared to the prior year was primarily due to the successful pass-through of product inflation, strength in multi-family residential construction, improving commercial sales and incremental gross profit from acquisitions. Gross margin on net sales during the year ended April 30, 2023 increased from the prior year primarily due to an increase in margins for complementary products and steel framing, as well as a shift in end market mix.
Selling, General and Administrative Expenses

	Year Ended April 30,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$1,093,827	$950,125	$143,702	15.1%
% of net sales	20.5%	20.5%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. The increase in selling, general and administrative expenses during the year ended April 30, 2023 compared to the prior year was primarily due to increases in payroll and payroll-related costs, fuel costs, travel costs and facilities costs, which were driven by increased sales volume, inflationary pressures, a shift in demand toward end markets which have a higher cost to serve and incremental selling, general and administrative expenses from acquisitions. The successful pass through of inflationary product pricing helped offset these cost pressures, and as a result, selling, general and administrative expenses as a percentage of our net sales was flat during the year ended April 30, 2023 compared to the prior year.
Depreciation and Amortization Expense

	Year Ended April 30,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Depreciation	$61,177	$55,437	$5,740	10.4%
Amortization	65,730	63,795	1,935	3.0%
Depreciation and amortization	$126,907	$119,232	$7,675	6.4%
Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets. The increase in depreciation expense during the year ended April 30, 2023 compared to the prior year was primarily due to incremental expense resulting from property and equipment obtained in the acquisitions. The increase in amortization expense during the year ended April 30, 2023 compared to the prior year was primarily due to incremental expense resulting from definite-lived intangible assets obtained in the acquisitions, partially offset by time-based progression of our use of the accelerated method of amortization for acquired customer relationships.

Interest Expense

	Year Ended April 30,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Interest expense	$65,843	$58,097	$7,746	13.3%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The increase in interest expense during the year ended April 30, 2023 compared to the prior year was primarily due to an increase in interest rates and an increase in average debt outstanding.
Provision for Income Taxes

	Year Ended April 30,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$114,512	$91,377	$23,135	25.3%
Effective tax rate	25.6%	25.0%
The change in the effective income tax rate during the year ended April 30, 2023 compared to the prior year was primarily due to the impact of actions taken during the year in anticipation of expected changes in Canadian tax regulations, as well as state and foreign taxes. For information regarding the significant differences between the U.S. federal statutory rate and our effective tax rate, see Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

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
On December 22, 2022, we amended and restated our ABL Facility to, among other things, increase the commitments under the facility by $405.0 million from $545.0 million to $950.0 million and extend the maturity to December 22, 2027. Under the terms of the amended and restated ABL Facility, we can borrow up to $200.0 million in Canadian dollars, and therefore, in connection with this amendment, we have terminated our Canadian revolving credit facility. In connection therewith, each of our Canadian subsidiaries joined (1) the ABL Facility as a borrower or guarantor (as applicable) and pledged substantially all of its assets to secure the obligations under the ABL Facility, (2) the Term Loan Facility as a guarantor thereunder and pledged substantially all of its assets to secure the obligations under the Term Loan Facility and (3) the Senior Notes as a guarantor thereunder. As of April 30, 2023, we had available borrowing capacity of approximately $759.2 million under our ABL Facility. The ABL Facility is scheduled to mature on December 22, 2027. The ABL Facility contains a cross default provision with senior secured first lien term loan facility (the “Term Loan Facility”).
Subsequent to year end, on May 12, 2023, we amended our Term Loan Facility to provide refinancing term loans in the aggregate principal amount of $500.0 million, the net proceeds of which were used, together with cash on hand, to refinance our existing Term Loan Facility outstanding balance of $499.5 million and pay related fees. We also extended the maturity date by seven years from the date of the amendment to May 12, 2030 and modified certain thresholds, baskets and amounts referenced therein.

In connection with the Term Loan Facility amendment, we entered into (a) new interest rate swap agreements for two years with a notional amount of $300.0 million to convert the variable interest rate on a portion of the term loans outstanding to a fixed 1-month SOFR interest rate of 3.899% and (b) a forward interest rate collar for years 2025 through 2029. The objective of such hedging instruments is to eliminate the variability of interest payment cash flows associated with the variable interest rates under the Term Loan Facility and otherwise hedge exposure to future interest rate moves. Our previous interest rates swap agreements terminated on February 28, 2023.
For more information regarding our ABL Facility, Term Loan Facility and other indebtedness, see Note 7 and Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended April 30, 2023.
We regularly evaluate opportunities to optimize our capital structure, including through consideration of the issuance or incurrence of additional debt, to refinance existing debt and to fund ongoing cash needs such as general corporate purposes, growth initiatives, acquisitions and our stock repurchase program.
Cash Flows
The following table sets forth summarized cash flow data:

	Year Ended April 30,
	2023	2022	2021
	(in thousands)
Cash provided by operating activities	$441,737	$179,611	$153,304
Cash used in investing activities	(111,470)	(387,210)	(63,587)
Cash (used in) provided by financing activities	(265,609)	143,278	(136,622)
Effect of exchange rates on cash and cash equivalents	(1,829)	(775)	3,008
Increase (decrease) in cash and cash equivalents	$62,829	$(65,096)	$(43,897)
Operating Activities

The increase in cash provided by operating activities during the year ended April 30, 2023 compared to the prior year was primarily due to larger increases in inventory and accounts receivable in the prior year period related to ensuring product availability and managing price inflation amid an environment of tight and less reliable supply and a large increase in sales. We have experienced increases in our inventory and accounts receivable balances compared to historical levels due to product inflation.
Investing Activities
The decrease in cash used in investing activities during the year ended April 30, 2023 compared to the prior year was primarily due to a $286.4 million decrease in cash used for acquisitions, partially offset by an $11.6 million increase in capital expenditures.
Capital expenditures during the years ended April 30, 2023, 2022 and 2021 primarily consisted of building and leasehold improvements, the purchase of vehicles and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods.
Financing Activities
The change in cash flows from financing activities during the year ended April 30, 2023 compared to the prior year was primarily due to net repayments of $101.1 million under our revolving credit facilities during the year ended April 30, 2023, compared to net borrowings of $211.3 million during the prior year. During the prior year, we used our revolving credit facilities to help fund the Westside and Ames acquisitions and for general working capital needs. In the current year, we repaid a portion of these borrowings. Also contributing to the change was a $75.3 million increase in repurchases of common stock during the year ended April 30, 2023 and a $13.5 million holdback liability payment during the year ended April 30, 2023 related to our Westside acquisition in accordance with the terms of the acquisition agreement. The holdback was for general representations and warranties of the sellers and was paid 15 months after the July 1, 2021 acquisition date.

Contractual Obligations
The following table sets forth our contractual obligations and commitments as of April 30, 2023:

		Year Ending April 30,
	Total	2024	2025	2026	2027	2028	Thereafter
	(in thousands)
Long-term debt(1)	$968,032	$12,469	$6,105	$489,458	$—	$110,000	$350,000
Interest on long-term debt(2)	179,850	54,002	53,957	22,565	16,412	16,457	16,457
Finance leases(3)	152,442	47,396	36,437	28,914	21,424	13,943	4,328
Operating leases(4)	217,273	56,113	48,376	35,460	24,600	16,157	36,567
Total	$1,517,597	$169,980	$144,875	$576,397	$62,436	$156,557	$407,352
___________________________________
(1)Long-term debt includes principal payments on outstanding debt obligations. Long-term debt excludes unamortized discounts and deferred financing fees. As of April 30, 2023, we had $968.0 million aggregate amount of debt outstanding, consisting of $499.5 million of our Term Loan Facility due 2025, $350.0 million under our Senior Notes due 2029, $110.0 million under our ABL Facility and $8.5 million of installment notes due in monthly and annual installments through 2026. On May 12, 2023, we amended the Term Loan Facility to extend the maturity from 2025 to 2030.
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
We lease certain office and warehouse facilities and equipment, some of which provide renewal options. Rent expense for operating leases, which may have escalating rents over the terms of the leases, is recorded on a straight-line basis over the minimum lease terms. Rent expense under operating leases approximated $76.8 million, $65.6 million, and $55.3 million for the fiscal years ended April 30, 2023, 2022 and 2021, respectively. As existing leases expire, we anticipate such leases will be renewed or replaced with other leases that are substantially similar in terms, which are consistent with market rates at the time of renewal.
During fiscal 2023, 2022 and 2021, we recorded $59.7 million, $41.7 million and $27.4 million for finance lease obligations for equipment and vehicles. We expect to continue to enter into finance lease obligations for equipment and vehicles in fiscal 2024.

Share Repurchase Program
On June 20, 2022, our Board of Directors approved an expanded share repurchase program under which we were authorized to repurchase up to $200.0 million of our outstanding common stock. This expanded program replaces our previous share repurchase authorization of $75.0 million. We may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any amount of common stock, and it may be suspended or terminated at any time at our discretion. We repurchased 2.3 million shares of our common stock during the fiscal year ended April 30, 2023 for $110.6 million at an average cost per share of $48.74, of which $10.8 million was repurchased under the previous authorization and $99.8 million was repurchased under the new authorization. The aggregate cost and average cost per share do not include the effect of the 1% excise tax on net share repurchases after January 1, 2023 enacted under the Inflation Reduction Act of 2022. We incurred $0.1 million of excise taxes during the fiscal year ended April 30, 2023. As of April 30, 2023, we had $100.2 million of remaining purchase authorization under our share repurchase program.
Debt Covenants
The ABL Facility, Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the ABL Facility, Term Loan Facility and the indenture governing the Senior Notes. We were in compliance with all such covenants as of April 30, 2023.
Off Balance Sheet Arrangements
As of April 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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
Effect if Actual Results Differ From Assumptions. As of April 30, 2023, we had $700.8 million of goodwill and $84.4 million of indefinite-lived intangible assets. Of the total goodwill, $593.0 million was allocated to our eight geographic reporting units (Central, Midwest, Northeast, Southern, Southeast, Southwest, Western and Canada) and $107.8 million was allocated to our Ames reporting unit. Our fiscal 2023 quantitative impairment test indicated the estimated fair value of our eight geographic reporting units substantially exceeded their carrying values. The estimated fair value of our Ames reporting unit exceeded its carrying value by approximately 4%. If a hypothetical increase of 200 basis points in the discount rate was applied, the carrying value of our Ames reporting unit would have exceeded the estimated fair value. Deterioration of future cash flows in the Ames reporting unit could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of each reporting unit. There have been no significant events since our fiscal 2023 quantitative impairment test that would have triggered additional impairment testing.
Examples of events or circumstances that could have a negative effect on the estimated fair value of the Ames reporting unit include (i) changes in industry or market conditions; (ii) changes in operating performance; (iii) a prolonged weakness in general economic conditions; (iv) changes in technology or customer demands that were not anticipated; (v) a sustained decrease in share price; (vi) volatility in the equity and debt markets which could result in a higher discount rate; and (vi) the inability to execute our growth strategy. Although management believes that the estimates used in the evaluation of goodwill are reasonable, if the assumptions used in the impairment analysis are not met or materially change, it could cause goodwill to be impaired.
Our annual impairment test during the fourth quarters of fiscal 2022 and 2021 indicated the estimated fair values of our reporting units exceeded their carrying values and none of our reporting units were at risk of failing the goodwill impairment test. Our impairment tests for indefinite-lived intangible assets for fiscal 2023, 2022 and 2021 also indicated no impairment.
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
We evaluate our deferred tax assets to determine if valuation allowances are required. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence in determining whether it is more likely than not that some portion or all the deferred tax assets will not be realized. The primary negative evidence considered includes the cumulative operating losses generated in prior periods. The primary positive evidence considered includes the reversal of deferred tax liabilities related to depreciation and amortization that would occur within the same jurisdiction and during the carry-forward period necessary to absorb the federal and state net operating losses and other deferred tax assets. The reversal of such liabilities would utilize the federal and state net operating losses and other deferred tax assets.
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
The following is a reconciliation of our net income to Adjusted EBITDA:

	Year Ended April 30,
	2023	2022	2021
	(in thousands)
Net income	$332,991	$273,442	$105,560
Interest expense	65,843	58,097	53,786
Write-off of debt discount and deferred financing fees	—	—	4,606
Interest income	(1,287)	(163)	(86)
Provision for income taxes	114,512	91,377	31,534
Depreciation expense	61,177	55,437	50,480
Amortization expense	65,730	63,795	57,645
Stock appreciation expense(a)	7,703	4,403	3,173
Redeemable noncontrolling interests(b)	1,178	1,983	1,288
Equity-based compensation(c)	13,217	10,968	8,442
Severance and other permitted costs(d)	2,788	1,132	2,948
Transaction costs (acquisitions and other)(e)	1,961	3,545	1,068
Gain on disposal of assets(f)	(1,413)	(913)	(1,011)
Effects of fair value adjustments to inventory(g)	1,123	3,818	788
Gain on legal settlement	—	—	(1,382)
Debt transaction costs(h)	173	—	532
Adjusted EBITDA	$665,696	$566,921	$319,371

Net sales	$5,329,252	$4,634,875	$3,298,823
Adjusted EBITDA Margin	12.5%	12.2%	9.7%
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
(h)Represents costs paid to third-party advisors related to debt refinancing activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements. Excluding the impact of interest rate derivative agreements, each 1% increase in interest rates on the Term Loan Facility would increase our annual interest expense by approximately $5.0 million based on the aggregate principal amount outstanding under the Term Loan Facility as of April 30, 2023. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $9.5 million increase in our annual interest expense on the ABL Facility. As of April 30, 2023, $499.5 million aggregate principal amount was outstanding under the Term Loan Facility and $110.0 million was outstanding under the ABL Facility.
Foreign Currency Risk
We are exposed to foreign currency exchange rate fluctuations for our operations in Canada, which can adversely impact our net income and cash flows. Approximately 12% of our net sales during the year ended April 30, 2023 were derived from sales to customers in Canada. These operations are primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect reported net sales, net income and cash flows. We currently do not enter into financial instruments to manage this foreign currency translation risk.
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

Item 8. Financial Statements and Supplementary Data
GMS Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GMS Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GMS Inc. (the Company) as of April 30, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 22, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Goodwill Impairment Assessment
Description of the Matter
As of April 30, 2023, the Company’s consolidated goodwill balance was $700.8 million. As explained in Note 5 to the consolidated financial statements, the Company tests goodwill for impairment annually during its fiscal fourth quarter, and whenever events or changes in circumstances indicate the estimated fair value of a reporting unit may no longer exceed the carrying amount. The Company estimates the fair value of its reporting units using a combination of the income and market approaches. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future operating cash flows, discount rates, and terminal growth rates. The determination of the fair value using the market approach requires management to make significant estimates and assumptions related to forecasts of future earnings before interest, taxes, depreciation, and amortization (EBITDA) and multiples that are applied to management’s forecasted EBITDA.

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
June 22, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GMS Inc.
Opinion on Internal Control over Financial Reporting
We have audited GMS Inc.’s internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GMS Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Construction Supply of Southwest Florida, Inc., Tanner Bolt and Nut, Inc., Blair Building Materials, Inc. and Engler, Meier and Justus, Inc., which are included in the consolidated financial statements of the Company and constituted 2% of total assets, as of April 30, 2023 and 0.4% of net sales, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Construction Supply of Southwest Florida, Inc., Tanner Bolt and Nut, Inc., Blair Building Materials, Inc. and Engler, Meier and Justus, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2023, and the related notes and our report dated June 22, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Atlanta, Georgia
June 22, 2023

GMS Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	April 30, 2023	April 30, 2022
Assets
Current assets:
Cash and cash equivalents	$164,745	$101,916
Trade accounts and notes receivable, net of allowances of $13,636 and $9,346, respectively	792,232	750,046
Inventories, net	575,495	550,953
Prepaid expenses and other current assets	17,051	20,212
Total current assets	1,549,523	1,423,127
Property and equipment, net of accumulated depreciation of $264,650 and $227,288, respectively	396,419	350,679
Operating lease right-of-use assets	189,351	153,271
Goodwill	700,813	695,897
Intangible assets, net	399,660	454,747
Deferred income taxes	19,839	17,883
Other assets	11,403	8,795
Total assets	$3,267,008	$3,104,399
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$377,003	$367,315
Accrued compensation and employee benefits	119,887	107,925
Other accrued expenses and current liabilities	107,675	127,938
Current portion of long-term debt	54,035	47,605
Current portion of operating lease liabilities	47,681	38,415
Total current liabilities	706,281	689,198
Non-current liabilities:
Long-term debt, less current portion	1,044,642	1,136,585
Long-term operating lease liabilities	141,786	112,161
Deferred income taxes, net	51,223	46,802
Other liabilities	48,319	55,155
Total liabilities	1,992,251	2,039,901
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 40,971 and 42,773 shares issued and outstanding as of April 30, 2023 and 2022, respectively	410	428
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of April 30, 2023 and 2022	—	—
Additional paid-in capital	428,508	522,136
Retained earnings	880,968	547,977
Accumulated other comprehensive loss	(35,129)	(6,043)
Total stockholders' equity	1,274,757	1,064,498
Total liabilities and stockholders' equity	$3,267,008	$3,104,399
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Year Ended April 30,
	2023	2022	2021
Net sales	$5,329,252	$4,634,875	$3,298,823
Cost of sales (exclusive of depreciation and amortization shown separately below)	3,603,307	3,146,600	2,236,120
Gross profit	1,725,945	1,488,275	1,062,703
Operating expenses:
Selling, general and administrative	1,093,827	950,125	763,629
Depreciation and amortization	126,907	119,232	108,125
Total operating expenses	1,220,734	1,069,357	871,754
Operating income	505,211	418,918	190,949
Other (expense) income:
Interest expense	(65,843)	(58,097)	(53,786)
Gain on legal settlement	—	—	1,382
Write-off of debt discount and deferred financing fees	—	—	(4,606)
Other income, net	8,135	3,998	3,155
Total other expense, net	(57,708)	(54,099)	(53,855)
Income before taxes	447,503	364,819	137,094
Provision for income taxes	114,512	91,377	31,534
Net income	$332,991	$273,442	$105,560
Weighted average common shares outstanding:
Basic	41,904	43,075	42,765
Diluted	42,592	43,898	43,343
Net income per common share:
Basic	$7.95	$6.35	$2.47
Diluted	$7.82	$6.23	$2.44
Comprehensive income
Net income	$332,991	$273,442	$105,560
Foreign currency translation gain (loss)	(30,088)	(25,805)	61,341
Changes in other comprehensive income, net of tax	1,002	15,003	8,500
Comprehensive income	$303,905	$262,640	$175,401

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2020	42,554	$426	$529,662	$168,975	$(65,082)	$633,981
Net income	—	—	—	105,560	—	105,560
Repurchase and retirement of common stock	(134)	(1)	(4,159)	—	—	(4,160)
Foreign currency translation gain	—	—	—	—	61,341	61,341
Other comprehensive income, net of tax	—	—	—	—	8,500	8,500
Equity-based compensation	—	—	8,412	—	—	8,412
Exercise of stock options	483	4	7,555	—	—	7,559
Vesting of restricted stock units	75	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(807)	—	—	(807)
Issuance of common stock pursuant to employee stock purchase plan	95	1	2,075	—	—	2,076
Balances as of April 30, 2021	43,073	431	542,737	274,535	4,759	822,462
Net income	—	—	—	273,442	—	273,442
Repurchase and retirement of common stock	(715)	(7)	(35,481)	—	—	(35,488)
Foreign currency translation loss	—	—	—	—	(25,805)	(25,805)
Other comprehensive income, net of tax	—	—	—	—	15,003	15,003
Equity-based compensation	—	—	10,968	—	—	10,968
Exercise of stock options	222	2	4,432	—	—	4,434
Vesting of restricted stock units	123	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(2,850)	—	—	(2,850)
Issuance of common stock pursuant to employee stock purchase plan	70	1	2,331	—	—	2,332
Balances as of April 30, 2022	42,773	428	522,136	547,977	(6,043)	1,064,498
Net income	—	—	—	332,991	—	332,991
Repurchase and retirement of common stock	(2,271)	(23)	(110,753)	—	—	(110,776)
Foreign currency translation loss	—	—	—	—	(30,088)	(30,088)
Other comprehensive income, net of tax	—	—	—	—	1,002	1,002
Equity-based compensation	—	—	13,217	—	—	13,217
Exercise of stock options	280	3	4,712	—	—	4,715
Vesting of restricted stock units	110	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(4,005)	—	—	(4,005)
Issuance of common stock pursuant to employee stock purchase plan	79	1	3,202	—	—	3,203
Balances as of April 30, 2023	40,971	$410	$428,508	$880,968	$(35,129)	$1,274,757
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended April 30,
	2023	2022	2021
Cash flows from operating activities:
Net income	$332,991	$273,442	$105,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,907	119,232	108,125
Write-off and amortization of debt discount and debt issuance costs	1,468	2,744	7,568
Equity-based compensation	22,098	17,354	12,872
Gain on disposal of assets	(1,413)	(913)	(1,011)
Deferred income taxes	220	(351)	(10,329)
Other items, net	13,270	5,706	1,552
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(37,024)	(162,118)	(101,617)
Inventories	(16,802)	(156,311)	(46,660)
Prepaid expenses and other assets	1,367	(92)	(2,621)
Accounts payable	6,665	28,423	65,446
Accrued compensation and employee benefits	11,754	32,564	4,477
Other accrued expenses and liabilities	(19,764)	19,931	9,942
Cash provided by operating activities	441,737	179,611	153,304
Cash flows from investing activities:
Purchases of property and equipment	(52,672)	(41,082)	(29,873)
Proceeds from sale of assets	2,879	1,922	2,262
Acquisition of businesses, net of cash acquired	(61,677)	(348,050)	(35,976)
Cash used in investing activities	(111,470)	(387,210)	(63,587)
Cash flows from financing activities:
Repayments on revolving credit facilities	(647,247)	(1,178,897)	(102,189)
Borrowings from revolving credit facilities	546,113	1,390,222	14,750
Payments of principal on long-term debt	(5,110)	(5,110)	(8,754)
Payments of principal on finance lease obligations	(35,845)	(31,365)	(30,371)
Borrowings from term loan	—	—	511,000
Repayments of term loan	—	—	(869,427)
Issuance of Senior Notes	—	—	350,000
Repurchases of common stock	(110,776)	(35,488)	(4,160)
Payment of acquisition holdback liability	(13,500)	—	—
Debt issuance costs	(3,157)	—	(6,299)
Proceeds from exercises of stock options	4,715	4,434	7,559
Payments for taxes related to net share settlement of equity awards	(4,005)	(2,850)	(807)
Proceeds from issuance of stock pursuant to employee stock purchase plan	3,203	2,332	2,076
Cash (used in) provided by financing activities	(265,609)	143,278	(136,622)
Effect of exchange rates on cash and cash equivalents	(1,829)	(775)	3,008
Increase (decrease) in cash and cash equivalents	62,829	(65,096)	(43,897)
Cash and cash equivalents, beginning of year	101,916	167,012	210,909
Cash and cash equivalents, end of year	$164,745	$101,916	$167,012
Supplemental cash flow disclosures:
Cash paid for income taxes	$110,366	$86,288	$46,417
Cash paid for interest	61,752	46,204	49,650
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Notes to Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Founded in 1971, GMS Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” “GMS” or the “Company”), through its wholly owned operating subsidiaries, operates a network of more than 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. The Company also operates more than 100 tool sales, rental and service centers. Through these operations, the Company provides a comprehensive selection of building products and solutions for its residential and commercial contractor customer base across the United States and Canada. The Company’s unique operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling the Company to generate significant economies of scale while maintaining high levels of customer service.
Principles of Consolidation
The consolidated financial statements present the results of operations, financial position, stockholders’ equity and cash flows of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations of businesses acquired are included from their respective dates of acquisition.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash at financial institutions in excess of federally insured limits. Though the Company has not experienced any losses on its cash and cash equivalents to date and does not anticipate incurring any losses, there is no assurance that the Company will not experience losses on its cash and cash equivalents.
Trade Accounts Receivable
The Company records accounts and notes receivable net of allowances, including an allowance for expected credit losses. The Company maintains an allowance for estimated losses due to the failure of customers to make required payments, as well as allowances for cash discounts. The Company’s estimate of the allowance for expected credit losses is based on an assessment of individual past due accounts, historical loss information, accounts receivable aging and current economic factors and the Company’s expectation of future economic conditions. Account balances are written off when the potential for recovery is considered remote. Other receivables primarily include vendor rebate receivables. Other allowances include reserves for cash discounts and reserves for service charges.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The Company routinely assesses the financial strength of its customers and generally does not require collateral. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of geographically diverse customers comprising the Company’s customer base.
Inventories
Inventories primarily consist of finished goods purchased for resale and include wallboard, ceilings, steel framing and complementary products. Included within complementary products are parts, merchandise and tools held for sale. Inventories are valued at the lower of cost or market (net realizable value). The cost of inventories is determined by the moving average cost method. The Company routinely evaluates inventory for excess or obsolescence and considers factors such as historical usage rates and demand.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Property and equipment obtained through business combinations are stated at estimated fair value as of the acquisition date. Expenditures for improvements are capitalized, while the costs of maintenance and repairs are charged to operating expense as incurred. Gains and losses related to the sale of property and equipment are recorded in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
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
Goodwill
Goodwill is the excess of the consideration transferred over the fair value of identifiable net assets acquired in business combinations accounted for under the acquisition method of accounting. The Company does not amortize goodwill. The Company tests its goodwill annually during the fourth quarter of its fiscal year or when events and circumstances indicate goodwill might be impaired. Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment). The Company may make a qualitative assessment of the likelihood of goodwill impairment to determine whether a detailed quantitative analysis is required. The quantitative impairment test involves comparing the estimated fair values of the Company’s reporting units with the reporting units’ carrying amounts, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

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
Leases
The Company leases certain facilities, distribution and warehouse equipment and fleet of vehicles. The Company’s leases have lease terms ranging from one to eleven years. The Company's facility leases generally contain renewal options for periods ranging from one to five years. The exercise of lease renewal options is typically at the Company’s sole discretion. The Company does not recognize ROU assets or lease liabilities for renewal options unless it is determined that the Company is reasonably certain of exercising renewal options at lease inception. Certain of the Company’s equipment leases include options to purchase the leased property and residual value guarantees. Any residual value payment deemed probable is included in the Company’s lease liability. The Company’s lease agreements do not contain any material restrictive covenants.
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
Lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. For leases that do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of future payments. The Company determines its incremental borrowing rate based on the applicable lease terms and the current economic environment. Lease ROU assets also include any lease payments made in advance and exclude lease incentives and initial direct costs incurred. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvements funding or other lease concessions. Lease expense is recognized on a straight-line basis based on the fixed component over the lease term. Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs for leased facilities and vehicles and equipment, which are expensed as incurred. The Company also made the accounting policy election to not separate lease components from non-lease components related to its fleet of vehicles.

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

	April 30,
	2023	2022
	(in thousands)
Medical self-insurance	$4,275	$3,371
General liability, automobile and workers’ compensation	20,502	21,707
Expected recoveries for insurance liabilities	(3,531)	(4,973)
Restructuring
The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. After the appropriate level of management approves the detailed restructuring plan and the criteria for recognition are met, the Company establishes accruals for employee termination and other costs, as applicable. Restructuring costs are classified within selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
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
Revenue Recognition
General. Revenue is recognized upon transfer of control of promised goods to customers at an amount that reflects the consideration the Company expects to receive in exchange for those goods. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company includes shipping and handling costs billed to customers in net sales. These costs are recognized as a component of selling, general and administrative expenses. See Note 16, “Segments,” for information regarding disaggregation of revenue, including revenue by product and by geographic area.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses include expenses related to the delivery and warehousing of the Company's products, as well as employee compensation and benefits expenses for employees in the Company's branches and yard support center, as well as other administrative expenses, such as legal, accounting and information technology costs. Selling, general and administrative expenses included delivery expenses of $324.9 million, $275.0 million and $232.8 million during the years ended April 30, 2023, 2022 and 2021, respectively.
Advertising Expense
The cost of advertising is expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. Advertising expenses were $6.0 million, $4.2 million and $2.3 million during the years ended April 30, 2023, 2022 and 2021, respectively.
Equity-Based Compensation
As of April 30, 2023, the Company had various stock-based compensation plans, which are more fully described in Note 12, “Equity-Based Compensation.” The Company measures compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognizes compensation expense, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model and determines the fair value of restricted stock units based on the quoted price of GMS’ common stock on the date of grant. The Company estimates forfeitures based on historical analysis of actual forfeitures and employee turnover. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed at least annually.
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Concentrations of Risk
Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts and notes receivable. The Company assesses the credit standing of counterparties as considered necessary. The Company routinely assesses the financial strength of its customers and generally does not require collateral. Concentrations of credit risk with respect to trade accounts receivable are limited due to the substantial number of geographically diverse customers comprising the Company’s customer base. Additionally, the Company maintains allowances for expected credit losses. The Company does not enter into financial instruments for trading or speculative purposes. As of April 30, 2023 and 2022, no customer accounted for more than 10% of gross accounts receivable.
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
2. Business Combinations
The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing certain acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Consolidated Statements of Operations and Comprehensive Income. The results of operations of acquisitions are reflected in the Company’s Consolidated Financial Statements from the date of acquisition. The Company's Consolidated Statement of Operations and Comprehensive Income for the year ended April 30, 2023 included $23.3 million of net sales and $4.1 million of net loss from acquisitions made in fiscal 2023. The Company recorded transaction costs of $2.0 million, $3.5 million and $1.1 million during the years ended April 30, 2023, 2022 and 2021, respectively.
Fiscal 2023 Acquisitions

In fiscal 2023, the Company completed the following acquisitions, with an aggregate preliminary purchase price of $61.7 million of cash consideration. The purpose of these acquisitions was to expand the geographical coverage of the Company, expand the Company's complementary product offerings and grow the business. The impact of these acquisitions is not material to the Company’s Consolidated Financial Statements.

Company Name	Form of Acquisition	Date of Acquisition
Construction Supply of Southwest Florida, Inc.	Purchase of net assets	June 1, 2022
Tanner Bolt and Nut, Inc.	Purchase of net assets	December 30, 2022
Blair Building Materials, Inc.	Purchase of net assets	April 3, 2023
Engler, Meier and Justus, Inc.	Purchase of 100% of outstanding common stock	April 3, 2023
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the preliminary acquisition accounting for the Company's fiscal 2023 acquisitions based on currently available information:

Preliminary Acquisition Accounting
(in thousands)
Trade accounts and notes receivable	$20,267
Inventories	16,768
Prepaid and other current assets	542
Property and equipment	4,689
Operating lease right-of-use assets	6,894
Customer relationships	14,039
Tradenames	4,614
Goodwill	10,697
Accounts payable and accrued expenses	(9,091)
Operating lease liabilities	(6,894)
Deferred income taxes	(793)
Fair value of consideration transferred	$61,732
Goodwill recognized is attributable to expected synergies, increased market presence and the expected value to expand and enhance the Company's complementary product offerings and is attributable to the Company's geographic divisions reportable segment. Goodwill of $7.0 million is expected to be deductible for U.S. federal income tax purposes. Goodwill of $3.7 million is not expected to be deductible for U.S. federal income tax purposes. The weighted average estimated useful life for customer relationships is 9.5 years and the weighted average estimated useful life for tradenames is 15 years.
Trade accounts and notes receivable had an estimated fair value of $20.3 million and a gross contractual value of $22.0 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.
Fiscal 2022 Acquisitions
Westside Acquisition
On July 1, 2021, the Company acquired substantially all the assets of Westside Building Material (“Westside”), one of the largest independent distributors of interior building products in the U.S., for consideration of $140.1 million in cash. Westside is a leading supplier of steel framing, wallboard, ceilings, insulation and complementary building products serving commercial and residential markets. Westside’s distribution network comprises ten locations, including nine across California (Anaheim, Hesperia, Oakland, Chatsworth, Fresno, Lancaster, Santa Maria, San Diego and National City) and one in Las Vegas, Nevada. The acquisition was funded with cash on hand and borrowings under the Company's asset based revolving credit facility. The primary purpose of the transaction was to expand the geographical coverage of the Company and grow the business.
During the year ended April 30, 2023, the Company settled its $13.5 million holdback liability related to the acquisition of Westside in accordance with the terms of the purchase agreement. The holdback liability was for general representations and warranties of the sellers and was settled 15 months after the acquisition date.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The following table summarizes the acquisition accounting:

	Initial Acquisition Accounting	Adjustments	Final Acquisition Accounting
	(in thousands)
Trade accounts and notes receivable	$27,081	$(799)	$26,282
Inventories	28,900	(948)	27,952
Prepaid and other current assets	228	—	228
Property and equipment	16,687	—	16,687
Operating lease right-of-use assets	20,782	—	20,782
Customer relationships	51,500	—	51,500
Tradenames	11,300	—	11,300
Goodwill	13,351	2,625	15,976
Accounts payable and accrued expenses	(14,375)	(405)	(14,780)
Operating lease liabilities	(15,819)	—	(15,819)
Fair value of consideration transferred	$139,635	$473	$140,108
Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is attributable to the Company's geographic divisions reportable segment. Goodwill is deductible for U.S. federal income tax purposes. The estimated useful life for customer relationships is 9.5 years and the estimated useful life for tradenames is 15 years.
Trade accounts and notes receivable had an estimated fair value of $26.3 million and a gross contractual value of $26.4 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.
Ames Acquisition
On December 1, 2021, the Company acquired Ames Taping Tools Holding LLC (“Ames”) for consideration of $226.7 million in cash. Ames is the leading provider of automatic taping and finishing (“ATF”) tools and related products to the professional drywall finishing industry. Ames operates nearly 100 retail locations servicing professionals in the interior finishing market. The acquisition was primarily funded with borrowings under the Company's asset based revolving credit facility. The primary purpose of the transaction was to expand the Company's complementary product offerings and grow the

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
business.
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The following table summarizes the acquisition accounting:

	Initial Acquisition Accounting	Adjustments	Final Acquisition Accounting
	(in thousands)
Cash and cash equivalents	$10,692	$—	$10,692
Trade accounts and notes receivable	9,955	(54)	9,901
Inventories	15,464	870	16,334
Prepaid and other current assets	1,941	—	1,941
Property and equipment	6,165	—	6,165
Operating lease right-of-use assets	8,238	(235)	8,003
Customer relationships	63,000	(3,000)	60,000
Tradenames	53,000	(4,000)	49,000
Patents	3,000	—	3,000
Goodwill	104,557	2,822	107,379
Accounts payable and accrued expenses	(14,827)	3,170	(11,657)
Deferred tax liability	(28,440)	2,355	(26,085)
Operating lease liabilities	(8,238)	235	(8,003)
Fair value of consideration transferred	$224,507	$2,163	$226,670
Goodwill recognized is attributable to expected synergies and the expected value in the potential to expand and enhance the Company's complementary product offerings and is attributable to the Company's other reportable segment. Goodwill is not deductible for U.S. federal income tax purposes. The estimated useful life for the customer relationships is 11 years and the estimated useful life for the patents is 10 years. Tradenames valued at $26.0 million have an estimated useful life of 15 years and tradenames valued at $23.0 million have an indefinite useful life.
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
Pro Forma Financial Information
The following table presents the unaudited pro forma consolidated net sales and net income for the Company for the period indicated:

Year Ended
April 30, 2022
(in thousands)
Net sales	$4,718,531
Net income	281,151
The above pro forma results have been calculated by combining the historical results of the Company, Westside and Ames as if the acquisitions of Westside and Ames had occurred on May 1, 2021, the first day of the comparable prior reporting period. The pro forma results include estimates for intangible asset amortization, depreciation, interest expense and income taxes. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future.
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	April 30,
	2023	2022
	(in thousands)
Trade receivables	$713,372	$675,724
Other receivables	92,496	83,668
Allowance for expected credit losses	(8,606)	(5,087)
Other allowances	(5,030)	(4,259)
Trade accounts and notes receivable	$792,232	$750,046
The following table presents the change in the allowance for expected credit losses during the year ended April 30, 2023:

(in thousands)
Balance as of April 30, 2022	$5,087
Provision	6,135
Write-offs and other	(2,616)
Balance as of April 30, 2023	$8,606
Receivables from contracts with customers, net of allowances, were $699.7 million and $666.4 million as of April 30, 2023 and 2022, respectively. The Company did not have material amounts of contract assets or liabilities as of April 30, 2023 or 2022.
4. Property and Equipment
The Company’s property and equipment consisted of the following:

	April 30,
	2023	2022
	(in thousands)
Land	$62,080	$62,185
Buildings and leasehold improvements	141,341	130,824
Machinery and equipment	451,363	381,090
Construction in progress	6,285	3,868
Total property and equipment	661,069	577,967
Less: accumulated depreciation and amortization	264,650	227,288
Total property and equipment, net of accumulated depreciation	$396,419	$350,679
Depreciation expense for property and equipment, which includes amortization of property under finance leases, was $61.2 million, $55.4 million and $50.5 million during the years ended April 30, 2023, 2022 and 2021, respectively.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
5. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2022	$762,424	$(66,527)	$695,897
Goodwill recognized from acquisitions	10,697	—	10,697
Acquisition accounting adjustments	542	—	542
Translation adjustment	(8,349)	2,026	(6,323)
Balance as of April 30, 2023	$765,314	$(64,501)	$700,813
As of April 30, 2023, $593.0 million of goodwill was assigned to the Company's geographic divisions reportable segment and $107.8 million was assigned to the Company's other segment. During the year ended April 30, 2023, the Company recorded measurement period adjustments related to its Westside, Ames and Kimco acquisitions.
The annual impairment test during the fourth quarter of fiscal 2023 indicated that the fair value of the Company’s reporting units exceeded their carrying values. The Company identified nine reporting units for evaluating goodwill for the fiscal 2023 annual impairment test, which were Central, Midwest, Northeast, Southern, Southeast, Southwest, Western, Canada and Ames. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company evaluates its reporting units on an annual basis.
The Company estimated the fair values of its reporting units based on weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the Company calculates the fair value of the reporting unit based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method include internal forecasts and projections developed by management for planning purposes, available industry/market data, discount rates and the growth rate to calculate the terminal value. Under the market approach, the fair value is estimated using the guideline company method. The Company selects guideline companies in the industry in which each reporting unit operates. The Company primarily uses EBITDA multiples based on the multiples of the selected guideline companies.
Intangible Assets
The following tables present the components of the Company’s definite-lived intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2023
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5 - 16	12.4	$669,142	$(432,220)	$236,922
Definite-lived tradenames	5 - 20	15.6	100,326	(25,407)	74,919
Vendor agreements	8 - 10	10.0	1,000	(575)	425
Developed technology	5 - 10	6.9	8,261	(5,596)	2,665
Other	3 - 5	3.2	1,551	(1,189)	362
Definite-lived intangible assets		12.8	$780,280	$(464,987)	$315,293
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$399,660

GMS Inc.
Notes to Consolidated Financial Statements (Continued)

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2022
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5 - 16	12.5	$669,018	$(381,650)	$287,368
Definite-lived tradenames	5 - 20	15.6	97,453	(19,496)	77,957
Vendor agreements	8 - 10	10.0	1,000	(475)	525
Developed technology	5	6.8	8,471	(4,462)	4,009
Other	3 - 5	3.6	1,761	(1,240)	521
Definite-lived intangible assets		12.8	$777,703	$(407,323)	$370,380
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$454,747
The Company’s indefinite-lived intangible assets, other than goodwill, consist of tradenames that had a carrying amount of $84.4 million as of April 30, 2023 and 2022. In connection with the Company's annual impairment test during the fourth quarter of fiscal 2023, the Company performed a quantitative assessment of the carrying value of its indefinite-lived intangible assets. Based on the Company's assessment, the Company concluded there was no impairment of its indefinite-lived intangible assets.
Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flow generated by such assets and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $65.7 million, $63.8 million and $57.6 million during the years ended April 30, 2023, 2022 and 2021, respectively, and is recorded in depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income.
The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2024	$56,938
2025	48,203
2026	40,795
2027	35,348
2028	29,384
Thereafter	104,625
Total	$315,293

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
6. Other Accrued Expenses and Current Liabilities
The Company’s other accrued expenses and current liabilities consisted of the following:

	April 30,
	2023	2022
	(in thousands)
Insurance related liabilities	$14,194	$14,775
Customer rebates payable	16,983	16,724
Sales taxes payable	15,407	16,702
Income taxes payable	10,321	7,125
Holdback liability(a)	—	14,179
Reserve for sales returns	10,297	9,772
Accrued interest(b)	9,571	8,953
Derivative liability	—	1,136
Other	30,902	38,572
Total other accrued expenses and current liabilities	$107,675	$127,938
___________________________________
(a)The holdback liability as of April 30, 2022 primarily consisted of a holdback liability for general representation and warranties of the sellers for the Westside acquisition was paid 15 months from the acquisition date. See Note 2, “Business Combinations,” for more information.
(b)Accrued interest as of April 30, 2023 and 2022 primarily consists of accrued interest on the Company's senior unsecured notes issued in April 2021, in which interest is paid semi-annually in arrears on May 1 and November 1. See Note 7, “Long-Term Debt,” for more information.

7. Long-Term Debt
The Company’s long-term debt consisted of the following:

	April 30,
	2023	2022
	(in thousands)
Term Loan Facility	$499,503	$504,613
Unamortized discount and deferred financing costs on Term Loan Facility	(2,442)	(3,581)
ABL Facility	110,000	211,134
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(4,113)	(4,836)
Finance lease obligations	137,303	120,138
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2026	8,529	7,086
Unamortized discount on installment notes	(103)	(364)
Carrying value of debt	1,098,677	1,184,190
Less current portion	54,035	47,605
Long-term debt	$1,044,642	$1,136,585

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Term Loan Facility
The Company’s wholly owned subsidiaries, GYP Holdings II Corp., as parent guarantor (in such capacity, “Holdings”), and GYP Holdings III Corp., as borrower (in such capacity, the “Borrower” and, together with Holdings and the Subsidiary Guarantors (as defined below), the “Loan Parties”), have a senior secured first lien term loan facility (the “Term Loan Facility”). The indebtedness and obligations under the Term Loan Facility are secured by a first-priority security interest in substantially all of the fixed assets of the Company and its subsidiaries (including the Canadian Subsidiaries as defined below) and a second-priority security interest in substantially all of the current assets of the Company and its subsidiaries (including the Canadian Subsidiaries), subject to exclusions as set forth in the Term Loan Facility and related loan documents. As of April 30, 2023, the Term Loan was due June 1, 2025 and the applicable rate of interest was 7.42%.
On April 22, 2021, the Company amended its Term Loan Facility to, among other things, reduce the applicable interest rate to LIBOR plus 2.50%, with a 0% floor. The Company used net proceeds from the issuance of senior unsecured notes due May 2029 (the "Senior Notes") on April 22, 2021 to repay a portion of outstanding borrowings under the Company's Term Loan Facility. The Company recorded a write-off of debt discount and deferred financing fees of $4.6 million, which is included in write-off of debt discount and deferred financing fees in the Consolidated Statement of Operations and Comprehensive Income for the year ended April 30, 2021.
On December 22, 2022, the Company amended its Term Loan Facility to, among other things, add the Company’s indirect Canadian subsidiaries (the “Canadian Subsidiaries”) as loan parties under the Term Loan Facility, permit the amendments to the Company's asset based revolving credit facility and replace LIBOR as the benchmark rate with Secured Overnight Financing Rate ("SOFR").
On May 12, 2023, the Company amended the Term Loan Facility to provide refinancing term loans in the aggregate principal amount of $500.0 million, the net proceeds of which were used, together with cash on hand, to refinance the then outstanding borrowings under the Term Loan Facility in the principal amount of $499.5 million and pay related fees. The amendment also amended the Term Loan Facility to, among other things, (i) replace Credit Suisse with JPMorgan as the administrative agent and collateral agent, (ii) extend the maturity date by seven years from the date of the amendment to May 12, 2030 and (iii) modify certain thresholds, baskets and amounts referenced therein. The amended Term Loan Facility bears interest at a floating rate per annum of SOFR plus 3.00%.
The amended Term Loan Facility permits the Borrower to add one or more incremental term loans up to (1) a fixed amount equal to the greater of (x) $500.0 million and (y) 100% of consolidated EBITDA for the most recently ended four fiscal quarter period plus (2) additional amounts subject to a secured first lien leverage ratio test not to exceed 3.50:1.00. The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, with the balance due May 12, 2030. Provided that the individual affected lenders agree accordingly, the maturities of the Term Loan Facility may, upon the Borrower’s request and without the consent of any other lender, be extended. GYP Holdings II Corp., the sole entity between borrower and financial reporting entity, is a holding company with no other operations, assets, liabilities or cash flows other than through its ownership of the Borrower and its operating subsidiaries.
Asset Based Lending Facility
The Company has an asset based lending facility ("ABL Facility") that provides for aggregate revolving commitments of $950.0 million as of April 30, 2023. GYP Holdings III Corp. is the lead borrower (in such capacity, the “Lead Borrower”). Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and accounts receivable, subject to certain reserves and other adjustments.
On December 22, 2022, the Company amended its ABL Facility to, among other things, (i) increase the commitments under the facility by $405.0 million from $545.0 million to $950.0 million, (ii) join the Company’s Canadian Subsidiaries as credit parties, (iii) include certain assets of the Canadian Subsidiaries in the borrowing base, (iv) include the ability to borrow in Canadian dollars in an amount not to exceed $200 million, (v) extend the maturity date by five years from the closing date of the amendment to December 22, 2027 and (vi) increase the incremental debt capacity available. In connection with the amendment, the Company terminated its revolving credit facility it had through one of its Canadian subsidiaries.
As of April 30, 2023, at the Company’s option, the interest rates applicable to the loans under the ABL Facility were based on SOFR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of April 30, 2023, the weighted average interest rate on borrowings was 6.54%.
As of April 30, 2023, the Company had available borrowing capacity of $759.2 million under the ABL Facility. The ABL Facility matures on December 22, 2027. The ABL Facility contains a cross default provision with the Term Loan Facility.
Terms of the ABL Facility and Term Loan Facilities
Collateral
The ABL Facility is collateralized by (a) first priority perfected liens on the following assets of the Loan Parties (including the Canadian Subsidiaries): (i) accounts receivable; (ii) inventory; (iii) deposit accounts; (iv) cash and cash equivalents; (v) tax refunds and tax payments; (vi) chattel paper; and (vii) documents, instruments, general intangibles, securities accounts, books and records, proceeds and supporting obligations related to each of the foregoing, subject to certain exceptions (collectively, “ABL Priority Collateral”) and (b) second priority perfected liens on the remaining assets of the Loan Parties not constituting ABL Priority Collateral, subject to customary exceptions (collectively, “Term Priority Collateral”) and excluding real property.
The Term Loan Facility is collateralized by (a) first priority liens on the Term Priority Collateral (including certain material real property) and (b) second priority liens on the ABL Priority Collateral, subject to customary exceptions.
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
As of April 30, 2023, there was no prepayment required related to excess cash flow.
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
Covenants
The ABL Facility and Term Loan Facility contains a number of covenants that limit the Company’s ability and the ability of the Company’s restricted subsidiaries, as described in the respective credit agreement, to: incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all covenants under the ABL Facility and Term Loan Facility as of April 30, 2023.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
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
The Senior Notes are general senior unsecured obligations, rank equally in right of payment with all existing and future senior indebtedness of the Company, including the Term Loan Facility and ABL Facility, and are senior in right of payment to any existing and future subordinated indebtedness of the Company. The Senior Notes and the related guarantees are effectively subordinated to all existing and future secured indebtedness of the Company and the Company’s subsidiaries guaranteeing the notes, including indebtedness under the Term Loan Facility and the ABL Facility, to the extent of the value of the assets securing such indebtedness. The Senior Notes and the related guarantees are structurally subordinated to all of the existing and future indebtedness and other liabilities of the Company’s subsidiaries that do not guarantee the Senior Notes.
The Company may redeem some or all the Senior Notes at any time on or after May 1, 2024, at the redemption prices set forth in the indenture, plus accrued and unpaid interest up to, but not including, the redemption date. Prior to May 1, 2024, the Company may redeem some or all of the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus the “make-whole” premium set forth in the indenture. The Company may redeem up to 40% of the Senior Notes at any time prior to May 1, 2024, with the proceeds of certain equity offerings at the redemption prices set forth in the Indenture. If the Company sells certain assets or consummates certain change in control transactions, the Company will be required to make an offer to repurchase the Senior Notes.

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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Debt Maturities
As of April 30, 2023, the maturities of existing long-term debt and finance leases were as follows:

	Term Loan Facility	ABL Facility	Senior Notes	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2024	$5,110	$—	$—	$41,359	$7,359	$53,828
2025	5,110	—	—	32,345	995	38,450
2026	489,283	—	—	26,191	175	515,649
2027	—	—	—	19,844	—	19,844
2028	—	110,000	—	13,268	—	123,268
Thereafter	—	—	350,000	4,296	—	354,296
	$499,503	$110,000	$350,000	$137,303	$8,529	$1,105,335
8. Leases
The components of lease expense were as follows:

	Year Ended April 30,
	2023	2022	2021
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$24,501	$22,295	$23,769
Interest on lease liabilities	7,187	8,179	11,164
Operating lease cost	57,093	47,778	42,383
Variable lease cost	19,699	17,825	12,914
Total lease cost	$108,480	$96,077	$90,230
Operating lease cost, including variable lease cost, is included in selling, general and administrative expenses; amortization of finance ROU assets is included in depreciation and amortization; and interest on finance lease liabilities is included in interest expense in the Consolidated Statements of Operations and Comprehensive Income.
Supplemental cash flow information related to leases was as follows:

	Year Ended April 30,
	2023	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$56,269	$48,283	$42,876
Operating cash flows from finance leases	7,187	8,179	11,164
Financing cash flows from finance leases	35,845	31,365	30,371
Right-of-use assets obtained in exchange for lease obligations
Operating leases(a)	73,083	71,252	37,513
Finance leases	59,720	41,699	27,400
_________________________________________

(a) Includes operating lease right-of-use assets obtained in acquisitions. See Note 2, “Business Combinations” for more information on business combinations.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Other information related to leases was as follows:

	April 30,
	2023	2022
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$231,488	$193,380
Accumulated depreciation	(65,274)	(57,363)
Property and equipment, net	$166,214	$136,017
Weighted-average remaining lease term (years)
Operating leases	5.2	4.6
Finance leases	3.9	3.7
Weighted-average discount rate
Operating leases	5.0%	4.7%
Finance leases	4.9%	4.2%
Future minimum lease payments under non-cancellable leases as of April 30, 2023 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2024	$47,396	$56,113
2025	36,437	48,376
2026	28,914	35,460
2027	21,424	24,600
2028	13,943	16,157
Thereafter	4,328	36,567
Total lease payments	152,442	217,273
Less imputed interest	15,139	27,806
Total	$137,303	$189,467
9. Retirement Plan
The Company maintains a 401(k) defined contribution retirement plan for its employees. Participants are allowed to choose from a selection of mutual funds to designate how both employer and employee contributions are invested. Under the plan, the Company matches 50% of each employee’s contributions on the first 4% of the employee’s compensation contributed. The Company contributed $7.8 million, $6.8 million and $3.2 million, during the years ended April 30, 2023, 2022 and 2021, respectively.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
10. Income Taxes
The following table presents the components of income before taxes for the years ended April 30, 2023, 2022 and 2021:

	Year Ended April 30,
	2023	2022	2021
	(in thousands)
United States	$392,299	$320,353	$106,059
Foreign	55,204	44,466	31,035
Income before taxes	$447,503	$364,819	$137,094
The following table presents the components of income tax expense for the years ended April 30, 2023, 2022 and 2021:

	Year Ended April 30,
	2023	2022	2021
	(in thousands)
Current
Federal	$76,532	$60,406	$27,171
Foreign	16,727	11,995	9,098
State	21,033	19,327	5,594
Total Current	114,292	91,728	41,863
Deferred
Federal	3,315	4,657	(4,653)
Foreign	(3,705)	(4,216)	(5,870)
State	610	(792)	194
Total Deferred	220	(351)	(10,329)
Total provision for income taxes	$114,512	$91,377	$31,534

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate:

	Year Ended April 30,
	2023	2022	2021
	(in thousands)
Federal income taxes at statutory rate	$93,976	$76,613	$28,793
State income taxes, net of federal income tax benefit	16,847	14,730	4,000
Impact of foreign rate differences	1,052	(2,827)	(1,055)
Net change in valuation allowance	443	350	578
Equity-based compensation	(1,942)	(1,659)	(1,012)
GILTI	1,452	1,076	1,911
Financing structure	—	—	(2,315)
Other	2,684	3,094	634
Total provision for income taxes	$114,512	$91,377	$31,534
The tax effects of temporary differences, which give rise to deferred income taxes are as follows:

	April 30,
	2023	2022
Deferred income tax assets:	(in thousands)
Allowances on accounts and notes receivable	$5,339	$4,314
Accrued payroll and related costs	2,102	3,758
Insurance reserves	4,165	4,079
Inventory costs	5,580	4,606
Deferred compensation	10,391	9,038
Equity compensation	3,716	3,253
Derivative instrument	—	281
Acquisition related costs	1,258	1,356
Net operating loss carry-forwards	1,368	1,815
Disallowed interest expense	1,854	1,330
Investment in partnerships	28,324	26,700
Operating lease liability	47,256	37,746
Other deferred tax assets, net	2,613	2,359
Total deferred income tax assets	113,966	100,635
Less: Valuation allowance	(11,708)	(11,719)
Total deferred income tax assets, net of valuation allowance	102,258	88,916
Deferred income tax liabilities:
Amortization of intangible assets	(40,191)	(43,314)
Operating lease right-of-use assets	(45,966)	(37,043)
Depreciation	(46,715)	(37,027)
Other deferred tax liabilities, net	(770)	(451)
Total deferred income tax liabilities	(133,642)	(117,835)
Deferred income tax liabilities	$(31,384)	$(28,919)
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
As of April 30, 2023, the Company’s assertion has not changed from the year ended April 30, 2022 that it does not intend to permanently reinvest its accumulated earnings in its non-U.S. subsidiaries and will continue to periodically distribute the earnings on an as needed basis. The Company does not anticipate significant tax consequences from any future distributions.
NOLs. During recent tax years, the Company generated certain state net operating loss carry-forwards which are available for use against taxable income in each respective state. The Company had gross state net operating losses available for carry-forward of $26.5 million and $28.1 million as of April 30, 2023 and 2022, respectively, which expire beginning in 2024.
Valuation allowance. Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. As of each reporting date, the Company considers new evidence, both positive and negative, that could affect the future realization of deferred tax assets. Valuation allowances are established if management believes that it is more likely than not the related tax benefits will not be realized. The valuation allowance as of April 30, 2023 and 2022 primarily relates to a portion of the outside basis difference that was created as a result of the impairment of goodwill recognized during the year ended April 30, 2020 and state tax attribute carry forwards. The net operating loss carryforwards expire from 2024 to 2043.
Uncertain tax positions. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. The Company’s policy for recording penalties and interest associated with uncertain tax positions is to record such items as a component of selling, general and administrative expense. The Company had no reserve for uncertain tax positions as of April 30, 2023 and 2022.
As of April 30, 2023, the tax years ended April 30, 2020 through 2022 remain subject to examination by the U.S. Internal Revenue Service. As of April 30, 2023, the tax years ended April 30, 2021 and 2022 remain subject to examination by the Barbados Revenue Authority and the tax years ended April 30, 2020 through 2022 remain subject to examination by the Canada Revenue Agency. In states in which the Company conducts business, the statute of limitation periods for examination generally vary from three to four years. Net operating losses dating back to 2009 are still being carried forward and remain subject to examination by the taxing authorities. The Company regularly assesses the potential outcomes of future examinations to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes that no liability for uncertain tax position is necessary as of April 30, 2023 and 2022.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
11. Stockholders’ Equity
Share Repurchase Program
On June 20, 2022, the Company's Board of Directors approved an expanded share repurchase program under which the Company was authorized to repurchase up to $200.0 million of its outstanding common stock. This expanded program replaced the Company’s previous share repurchase authorization of $75.0 million. The Company may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any purchases of the Company's common stock are subject to a variety of factors, including, but not limited to, the Company’s liquidity, credit availability, general business and market conditions, debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate the Company to acquire any amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion.
The Company repurchased 2.3 million, 0.7 million and 0.1 million shares of its common stock for $110.6 million, $35.5 million and $4.2 million during the years ended April 30, 2023, 2022 and 2021, respectively, pursuant to its share repurchase programs. The repurchased common stock was retired. Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax. The Company includes the applicable excise tax as part of the cost basis of the shares acquired and records the taxes as a corresponding liability in accrued expenses and other liabilities in the Consolidated Balance Sheet. The Company incurred $0.1 million of excise taxes during the year ended April 30, 2023. As of April 30, 2023, the Company had $100.2 million of remaining repurchase authorization under its share repurchase program.
Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes to accumulated other comprehensive income (loss), net of tax, by component for the years ended April 30, 2023, 2022 and 2021:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2020	$(40,577)	$(24,505)	$(65,082)
Other comprehensive income (loss) before reclassification	61,341	(311)	61,030
Reclassification to earnings from accumulated other comprehensive income (loss)	—	8,811	8,811
Balance as of April 30, 2021	20,764	(16,005)	4,759
Other comprehensive income (loss) before reclassification	(25,805)	6,127	(19,678)
Reclassification to earnings from accumulated other comprehensive income (loss)	—	8,876	8,876
Balance as of April 30, 2022	(5,041)	(1,002)	(6,043)
Other comprehensive loss before reclassification	(30,088)	(776)	(30,864)
Reclassification to earnings from accumulated other comprehensive income (loss)	—	1,778	1,778
Balance as of April 30, 2023	$(35,129)	$—	$(35,129)
Other comprehensive loss on derivative instruments for the years ended April 30, 2023, 2022 and 2021 is net of tax of $0.3 million, $2.0 million and $0.1 million, respectively. Reclassification to earnings from accumulated other comprehensive income (loss) for the years ended April 30, 2023, 2022 and 2021 is net of tax of $0.6 million, $2.9 million and $2.8 million, respectively.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
12. Equity-Based Compensation
General
The Company has granted options and restricted stock units to employees and non-employee directors to purchase the Company’s common stock under various stock incentive plans. The plans are administered by a committee of the Board of Directors, which determines the terms of the awards granted. The committee may grant various forms of equity-based incentive compensation, including stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards, among others. Stock options are granted with an exercise price equal to the closing market value of GMS common stock on the date of grant, have a term of ten years, and vest over terms of three to four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant. The Company’s current stock incentive plan provides for the issuance of a maximum of 2.4 million shares, of which 1.7 million shares were still available for grant as of April 30, 2023. The Company intends to use authorized and unissued shares to satisfy share award exercises.
Share-based compensation expense related to stock options and restricted stock units was $12.2 million, $10.4 million and $7.9 million during the years ended April 30, 2023, 2022 and 2021, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
Stock Option Awards
The following table presents stock option activity as of and for the year ended April 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2022	1,245	$25.65	6.4	$28,121
Options granted	184	53.62
Options exercised	(316)	17.25
Options forfeited	(7)	45.30
Outstanding as of April 30, 2023	1,106	$32.60	6.5	$28,155
Exercisable as of April 30, 2023	693	$25.10	5.4	$22,844
Vested and expected to vest as of April 30, 2023	1,105	$32.59	6.5	$28,142
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the years ended April 30, 2023, 2022 and 2021 was $11.5 million, $7.5 million and $9.9 million, respectively. As of April 30, 2023, there was $5.2 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years.
The fair value of stock options granted during the years ended April 30, 2023, 2022 and 2021 was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting weighted average grant date fair value:

	Year Ended April 30,
	2023	2022	2021
Volatility	45.80%	43.13%	51.28%
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	2.67%	0.89%	0.30%
Dividend yield	—%	—%	—%
Grant date fair value	$25.26	$20.86	$11.13

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The expected volatility was based on historical and implied volatility. The expected life of stock options was based on a simplified method using the midpoint between the vesting date and the end of the contractual term because the Company’s own historical share option exercise experience does not provide a reasonable basis for estimating expected term. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield was 0% as the Company has not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the date of the grant.
Restricted Stock Units
The following table presents restricted stock unit activity for the year ended April 30, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2022	330	$35.83
Granted	201	53.73
Vested	(170)	33.20
Forfeited	(8)	50.15
Outstanding as of April 30, 2023	353	$46.97
The total fair value of awards vested during the years ended April 30, 2023, 2022 and 2021 was $9.0 million, $8.9 million and $2.6 million, respectively. As of April 30, 2023, there was $7.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.3 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”) which allows for qualified employees (as defined) to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. The ESPP authorizes the issuance of a total of 2.0 million shares, of which 1.6 million shares were still available for issuance as of April 30, 2023. Share-based compensation expense related to the ESPP was $1.0 million, $0.6 million and $0.5 million during the years ended April 30, 2023, 2022 and 2021, respectively.
The following table presents the number of shares of the Company’s common stock purchased under the ESPP and average price per share:

	Year Ended April 30,
	2023	2022	2021
	(shares in thousands)
Number of shares purchased under the ESPP	79	70	95
Average purchase price	$40.47	$33.19	$21.78

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
13. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2021	$26,795	$1,875	$9,373
Amounts redeemed	(320)	—	—
Change in fair value	4,403	330	1,653
Balance as of April 30, 2022	30,878	2,205	11,026
Amounts redeemed	(6,149)	—	—
Change in fair value	7,703	202	976
Balance as of April 30, 2023	$32,432	$2,407	$12,002

Classified as current as of April 30, 2022	$1,532	$—	$—
Classified as long-term as of April 30, 2022	29,346	2,205	11,026

Classified as current as of April 30, 2023	$7,446	$545	$2,726
Classified as long-term as of April 30, 2023	24,986	1,862	9,276
Total expense related to these instruments was $8.9 million, $6.4 million and $4.5 million during the years ended April 30, 2023, 2022 and 2021, respectively, and was included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets.
The Company uses a lognormal binomial method to determine the fair value of stock appreciation rights, deferred compensation and redeemable noncontrolling interests at redemption date. Significant inputs used in this method include volatility rates, a discount rate, the expected time to redemption of the liabilities, historical values of the book equity of certain subsidiaries and market information for comparable entities. The use of these inputs to derive the fair value of the liabilities at a point in time can result in volatility in the financial statements.
Stock Appreciation Rights
Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over five years, upon a triggering event. As of April 30, 2023, all stock appreciation rights were vested. Liabilities related to these agreements are classified as share-based liability awards and are measured at fair value.
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

	April 30,
	2023	2022
	(in thousands)
Interest rate swaps (Level 2)	$—	$1,136
The Company had interest rate swap agreements with notional amounts totaling $500.0 million to convert the variable interest rate on a portion of its Term Loan Facility to a fixed 1-month LIBOR interest rate of 2.46%. The contracts were effective on February 28, 2019 and terminated on February 28, 2023. The objective of the interest rate swap agreements was to eliminate the variability of interest payment cash flows associated with variable interest rates. The Company designated the interest rate swaps as cash flow hedges.
As of April 30, 2022, interest rate swap liability was classified in other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheet. The Company recognized losses, net of tax, of $1.8 million, $8.9 million and $8.8 million in earnings during the years ended April 30, 2023, 2022 and 2021 respectively, related to its interest rate swaps. These losses are included in interest expense in the Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities in the Consolidated Statements of Cash Flows. See Note 11, " Stockholders' Equity," for a reconciliation of the beginning and ending derivative loss in accumulated other comprehensive income.

The fair value of interest rate swaps was determined using Level 2 inputs. The Company obtained the Level 2 inputs from its counterparties. Substantially all the inputs throughout the full term of the instruments were derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The fair value of the Company’s interest rate swap was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” During the year ended April 30, 2021, the Company recorded a $1.0 million impairment of operating lease ROU assets. There were no other material long-lived asset impairments during the years ended April 30, 2023, 2022 or 2021.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
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

	April 30, 2023		April 30, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$308,000	$350,000	$310,625
15. Commitments and Contingencies
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
16. Segments
General
The Company defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources. The Company’s CODM is its Chief Executive Officer. The Company has nine operating segments based on the Company’s eight geographic divisions, which are Central, Midwest, Northeast, Southern, Southeast, Southwest, Western and Canada, and Ames. The Company aggregates its eight geographic divisions operating segments into one reportable segment based on similarities between the operating segments’ economic characteristics, nature of products sold, production process, type of customer and methods of distribution. The accounting policies of the operating segments are the same as those described in the summary of significant policies. In addition to the Company’s reportable segment, the Company’s consolidated results include both corporate activities and certain other activities. Corporate includes the Company’s corporate office building and support services provided to its subsidiaries. Other includes Tool Source Warehouse, Inc., which functions primarily as an internal distributor of tools, and Ames.
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present segment results:

	Year Ended April 30, 2023				April 30, 2023
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA	Total Assets
	(in thousands)
Geographic divisions	$5,200,268	$1,651,579	$109,872	$635,415	$2,954,222
Other	128,984	74,366	16,637	30,281	309,090
Corporate	—	—	398	—	3,696
	$5,329,252	$1,725,945	$126,907	$665,696	$3,267,008

	Year Ended April 30, 2022				April 30, 2022
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA	Total Assets
	(in thousands)
Geographic divisions	$4,559,477	$1,451,748	$111,452	$551,200	$2,809,394
Other	75,398	36,527	6,120	15,721	290,341
Corporate	—	—	1,660	—	4,664
	$4,634,875	$1,488,275	$119,232	$566,921	$3,104,399

	Year Ended April 30, 2021				April 30, 2021
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA	Total Assets
	(in thousands)
Geographic divisions	$3,263,893	$1,051,741	$106,152	$316,774	$2,459,344
Other	34,930	10,962	364	2,597	20,339
Corporate	—	—	1,609	—	4,215
	$3,298,823	$1,062,703	$108,125	$319,371	$2,483,898
The following table presents a reconciliation of Adjusted EBITDA to net income:

	Year Ended April 30,
	2023	2022	2021
	(in thousands)
Net income	$332,991	$273,442	$105,560
Interest expense	65,843	58,097	53,786
Write-off of debt discount and deferred financing fees	—	—	4,606
Interest income	(1,287)	(163)	(86)
Provision for income taxes	114,512	91,377	31,534
Depreciation expense	61,177	55,437	50,480
Amortization expense	65,730	63,795	57,645
Stock appreciation expense(a)	7,703	4,403	3,173
Redeemable noncontrolling interests(b)	1,178	1,983	1,288
Equity-based compensation(c)	13,217	10,968	8,442
Severance and other permitted costs(d)	2,788	1,132	2,948
Transaction costs (acquisitions and other)(e)	1,961	3,545	1,068
Gain on disposal of assets(f)	(1,413)	(913)	(1,011)
Effects of fair value adjustments to inventory(g)	1,123	3,818	788
Gain on legal settlement	—	—	(1,382)
Debt transaction costs(h)	173	—	532
Adjusted EBITDA	$665,696	$566,921	$319,371
__________________________________________

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
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
(h)Represents costs paid to third-party advisors related to debt refinancing activities.
Revenues by Product
The following table presents the Company’s net sales to external customers by main product line:

	Year Ended April 30,
	2023	2022	2021
	(in thousands)
Wallboard	$2,151,505	$1,710,851	$1,346,648
Complementary products	1,537,617	1,328,383	1,031,361
Steel framing	1,011,309	1,027,941	469,048
Ceilings	628,821	567,700	451,766
Total net sales	$5,329,252	$4,634,875	$3,298,823
The following table presents additional detail on the Company’s net sales of complementary products:

	Year Ended April 30,
	2023	2022	2021
	(in thousands)
Tools and fasteners	$319,466	$239,069	$167,914
Insulation	293,755	254,374	221,598
Joint treatment	240,988	200,080	162,925
Lumber	147,507	176,994	138,333
EIFS/stucco	145,517	113,886	78,941
Other	390,384	343,980	261,650
Complementary products	$1,537,617	$1,328,383	$1,031,361
Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Year Ended April 30,
	2023	2022	2021
	(in thousands)
United States	$4,676,558	$3,993,717	$2,770,450
Canada	652,694	641,158	528,373
Total net sales	$5,329,252	$4,634,875	$3,298,823

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents the Company’s property and equipment by major geographic area:

	April 30, 2023	April 30, 2022
	(in thousands)
United States	$354,652	$311,061
Canada	41,767	39,618
Total property and equipment, net	$396,419	$350,679
17. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year Ended April 30,
	2023	2022	2021
	(in thousands, except per share data)
Net income	$332,991	$273,442	$105,560
Basic earnings per common share:
Basic weighted average common shares outstanding	41,904	43,075	42,765
Basic earnings per common share	$7.95	$6.35	$2.47
Diluted earnings per common share:
Basic weighted average common shares outstanding	41,904	43,075	42,765
Add: Common Stock Equivalents	688	823	578
Diluted weighted average common shares outstanding	42,592	43,898	43,343
Diluted earnings per common share	$7.82	$6.23	$2.44
During the years ended April 30, 2023 and 2021, approximately 0.4 million and 0.3 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. During the year ended April 30, 2022, the number of Common Stock Equivalents excluded from the calculation of diluted earnings per share was not material. Anti-dilutive securities could be dilutive in future periods.
18. Valuation and Qualifying Accounts
Allowances for Accounts Receivable

	Balance at Beginning of Period	Provision	Charged to Other Accounts(a)	Deductions	Balance at End of Period
	(in thousands)
Fiscal Year Ended April 30, 2023	$(9,346)	$(6,135)	$(1,971)	$3,816	$(13,636)
Fiscal Year Ended April 30, 2022	(6,282)	(1,588)	(2,714)	1,238	(9,346)
Fiscal Year Ended April 30, 2021	(5,141)	(1,774)	(477)	1,110	(6,282)
__________________________________________
(a)Charged to other accounts represents the net (increase) decrease for specifically reserved accounts, as well as the net change in reserves for sales discounts, service charges and sales returns.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Valuation Allowance on Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Fiscal Year Ended April 30, 2023	$(11,719)	$(443)	$454	$(11,708)
Fiscal Year Ended April 30, 2022	(11,768)	(1,248)	1,297	(11,719)
Fiscal Year Ended April 30, 2021	(10,183)	(1,585)	—	(11,768)

19. Selected Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited financial information for each quarter of the years ended April 30, 2023 and 2022. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented.

	Year Ended April 30, 2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$1,359,553	$1,430,979	$1,234,618	$1,304,102
Gross profit	434,721	464,500	402,248	424,476
Net income	89,470	103,153	64,775	75,593
Per share data
Weighted average shares outstanding(1):
Basic	42,549	42,232	41,578	41,239
Diluted	43,317	42,887	42,232	41,913
Net income per share(1):
Basic	$2.10	$2.44	$1.56	$1.83
Diluted	$2.07	$2.41	$1.53	$1.80

	Year Ended April 30, 2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$1,042,076	$1,150,551	$1,153,595	$1,288,653
Gross profit	335,833	371,870	367,772	412,800
Net income	61,202	74,361	61,383	76,496
Per share data
Weighted average shares outstanding(1):
Basic	43,089	43,135	43,094	42,977
Diluted	43,972	43,894	43,945	43,776
Net income per share(1):
Basic	$1.42	$1.72	$1.42	$1.78
Diluted	$1.39	$1.69	$1.40	$1.75
__________________________________________
(1)Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net income per share amounts may not equal annual basic and diluted net income per share amounts.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
20. Subsequent Events
On May 1, 2023, the Company acquired Jawl Lumber Corporation, which provides service to the Vancouver Island market in Canada under the Home Lumber and Building Supplies ("Home Lumber") brand name. Home Lumber is a leading supplier of lumber, engineered wood, doors, framing packages and siding as well as other key complementary building materials. Home Lumber operates from a single location in Victoria, Canada.
On May 12, 2023 and as discussed in Note 7, “Long-Term Debt,” the Company amended its Term Loan Facility to provide refinancing term loans in the aggregate principal amount of $500.0 million, the net proceeds of which were used by the Company, together with cash on hand, to refinance the Company’s existing Term Loan Facility outstanding balance of $499.5 million and pay related fees. The amendment extended the maturity date by seven years from the date of the amendment to May 12, 2030.

In connection with the amendment to the Term Loan Facility, the Company entered into (a) new interest rate swap agreements for two years with notional amounts totaling $300.0 million to convert the variable interest rate on a portion of the term loans outstanding to a fixed 1-month SOFR interest rate of 3.899% and (b) a forward interest rate collar for years 2025 through 2029. The objective of such hedging instruments is to eliminate the variability of interest payment cash flows associated with the variable interest rates under the Term Loan Facility and otherwise hedge exposure to future interest rate moves.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of April 30, 2023.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2023 based upon “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on criteria described in “Internal Control—Integrated Framework” (2013) issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2023. Management has excluded its fiscal 2023 acquisitions of Construction Supply of Southwest Florida, Inc., Tanner Bolt and Nut, Inc., Blair Building Materials, Inc. and Engler, Meier and Justus, Inc. from its assessment of internal control over financial reporting as of April 30, 2023 because these companies were acquired during the fiscal year and there was not sufficient time to assess the design and effectiveness of their key internal controls prior to the conclusion of management's evaluation. Total assets of these acquisitions represented approximately 2%, or $81.0 million, and total revenues represented approximately 0.4%, or $23.3 million, of the related consolidated financial statement amounts as of and for the year ended April 30, 2023.
The effectiveness of the Company’s internal control over financial reporting as of April 30, 2023 has been audited by the Company’s independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders in the sections titled “Executive Compensation,” which information is hereby incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The information regarding security ownership of certain beneficial owners and management of our voting securities will be set forth in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders in the section titled “Security Ownership of Certain Beneficial Owners and Management,” which information is hereby incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of April 30, 2023 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,458,462	(1)	$32.60	(2)	1,663,105
Equity compensation plans not approved by security holders	—		—		—
Total	1,458,462		$32.60		1,663,105
___________________________________
(1)Includes 1,105,795 shares of Common Stock issuable upon exercise of outstanding stock options and 352,667 shares of Common Stock issuable upon vesting of outstanding restricted stock units.
(2)The weighted-average exercise price does not take into account the restricted stock units described in footnote (1) because the restricted stock units do not have an exercise price upon vesting.
Item 13. Certain Relationships and Related Party Transactions and Director Independence
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders in the sections titled “Board of Directors’ Independence” and “Certain Relationships and Related Party Transactions,” which information is hereby incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders in the section titled “Independent Registered Public Accounting Firm's Fees and Services,” which information is hereby incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statements Schedules
(a) Documents filed as part of this Annual Report on Form 10-K
(1)Financial Statements
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of April 30, 2023 and 2022
•Consolidated Statements of Operations and Comprehensive Income for the years ended April 30, 2023, 2022 and 2021
•Consolidated Statements of Stockholders’ Equity for the years ended April 30, 2023, 2022 and 2021
•Consolidated Statements of Cash Flows for the years ended April 30, 2023, 2022 and 2021
•Notes to Consolidated Financial Statements
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

10.1.1
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

10.1.2
Second Amended and Restated ABL Credit Agreement by and among GYP Holdings II Corp., the Company, as the U.S. Borrower, Titan GMS Limited Partnership, a Manitoba limited partnership, as the Canadian Borrower, the lenders named therein, and Wells Fargo Bank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to GMS Inc.'s Current Report on Form 8-K filed December 23, 2022 (File No. 001-37784)).

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

10.2.5
Fifth Amendment to First Lien Credit Agreement by and among the Company, GYP Holdings II Corp., certain subsidiaries of the Company party thereto, the lenders party thereto, and Credit Suisse AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 to GMS Inc.'s Current Report on Form 8-K filed on December 23, 2022 (File No. 001-37784)).

10.2.6
Sixth Amendment to First Lien Credit Agreement by and among the Company, GYP Holdings II Corp., certain subsidiaries of the Company party thereto, the lenders party thereto, Credit Suisse, as the retiring administrative agent and collateral agent, and JPMorgan, as the successor administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K filed on May 15, 2023 (File No. 001-37784)).

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

10.10†
Amendment to Employment Agreement with Craig D. Apolinsky, dated as of June 22, 2021 (incorporated by reference to Exhibit 10.11 to GMS Inc.'s Annual Report on Form 10-K filed June 24, 2021 (File No. 001-37784)).

10.11†
Employment Agreement dated July 18, 2022 between George Travis Hendren and GMS Inc. (incorporated by reference to Exhibit 10.1 to GMS Inc.'s Current Report of Form 8-K filed July 22, 2022 (File No.001-37784)).

10.12†
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

10.14†	GMS Inc. Equity Incentive Plan (incorporated by reference to Appendix A to GMS Inc.’s Definitive Proxy Statement on Schedule 14A filed August 22, 2017 (File No. 333-205902)).
10.14.1†	Amendment to GMS Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Quarterly Report on Form 10-Q filed December 4, 2018 (File No. 001-37784)).
10.15†
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

10.17†
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

10.19†	GMS Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix E to GMS Inc.’s Definitive Proxy Statement on Schedule 14A filed August 27, 2020 (File No. 333-205902)).
10.20†
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

10.22†
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

10.24†	GMS Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix B to GMS Inc.’s Definitive Proxy Statement on Schedule 14A filed August 22, 2017 (File No. 333-205902)).
10.25†	GMS Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to GMS Inc.’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).
10.26†	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.23 to GMS Inc.’s Annual Report on Form 10-K filed June 27, 2019 (File No. 001-37784)).
10.27
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

GMS INC.
Date: June 22, 2023	By:	/s/ JOHN C. TURNER, Jr.
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

Signature	Title	Date
/s/ JOHN C. TURNER, JR.	Chief Executive Officer, President and Director	June 22, 2023
John C. Turner, Jr.	(Principal Executive Officer)

/s/ SCOTT M. DEAKIN	Chief Financial Officer	June 22, 2023
Scott M. Deakin	(Principal Financial Officer)

/s/ WILLIAM FORREST BELL	Chief Accounting Officer	June 22, 2023
William Forrest Bell	(Principal Accounting Officer)

/s/ JOHN J. GAVIN	Chair of the Board	June 22, 2023
John J. Gavin

/s/ LISA M. BACHMANN	Director	June 22, 2023
Lisa M. Bachmann

/s/ PETER C. BROWNING	Director	June 22, 2023
Peter C. Browning

/s/ THERON I. GILLIAM	Director	June 22, 2023
Theron I. Gilliam

/s/ MITCHELL B. LEWIS	Director	June 22, 2023
Mitchell B. Lewis

/s/ TERI P. MCCLURE	Director	June 22, 2023
Teri P. McClure

/s/ RANDOLPH W. MELVILLE	Director	June 22, 2023
Randolph W. Melville

/s/ J. DAVID SMITH	Director	June 22, 2023
J. David Smith