Form 10-Q
period 2023-07-31
GMS Inc.
filed 2023-08-31
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 40,593,055 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 29, 2023.

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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•general business, financial market and economic conditions, including inflation and deflation, rising interest rates, supply chain disruptions, labor shortages and labor costs, geopolitical conflicts, an economic downturn or recession and capital market volatility;
•our dependency upon the cyclical commercial and residential construction markets, both new and repair and remodeling, or R&R, including any impact from the slow-down in single-family construction, any decline in commercial construction or delay in the commercial activity recovery, including from disruptions caused by the inability of commercial borrowers to repay their debt obligations;
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

PART I – Financial Information
Item 1. Financial Statements
GMS Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	July 31, 2023	April 30, 2023
Assets
Current assets:
Cash and cash equivalents	$81,449	$164,745
Trade accounts and notes receivable, net of allowances of $14,682 and $13,636, respectively	837,627	792,232
Inventories, net	582,679	575,495
Prepaid expenses and other current assets	33,343	17,051
Total current assets	1,535,098	1,549,523
Property and equipment, net of accumulated depreciation of $275,827 and $264,650, respectively	409,683	396,419
Operating lease right-of-use assets	188,561	189,351
Goodwill	719,838	700,813
Intangible assets, net	411,129	399,660
Deferred income taxes	21,139	19,839
Other assets	14,955	11,403
Total assets	$3,300,403	$3,267,008
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$351,951	$377,003
Accrued compensation and employee benefits	55,987	119,887
Other accrued expenses and current liabilities	137,287	107,675
Current portion of long-term debt	54,477	54,035
Current portion of operating lease liabilities	48,470	47,681
Total current liabilities	648,172	706,281
Non-current liabilities:
Long-term debt, less current portion	1,047,542	1,044,642
Long-term operating lease liabilities	140,044	141,786
Deferred income taxes, net	60,732	51,223
Other liabilities	49,107	48,319
Total liabilities	1,945,597	1,992,251
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 40,606 and 40,971 shares issued and outstanding as of July 31, 2023 and April 30, 2023, respectively	406	410
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of July 31, 2023 and April 30, 2023	—	—
Additional paid-in capital	404,944	428,508
Retained earnings	967,798	880,968
Accumulated other comprehensive loss	(18,342)	(35,129)
Total stockholders' equity	1,354,806	1,274,757
Total liabilities and stockholders' equity	$3,300,403	$3,267,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2023	2022
Net sales	$1,409,600	$1,359,553
Cost of sales (exclusive of depreciation and amortization shown separately below)	959,046	924,832
Gross profit	450,554	434,721
Operating expenses:
Selling, general and administrative	286,796	267,689
Depreciation and amortization	32,018	32,440
Total operating expenses	318,814	300,129
Operating income	131,740	134,592
Other (expense) income:
Interest expense	(18,914)	(14,661)
Write-off of debt discount and deferred financing fees	(1,401)	—
Other income, net	2,139	1,569
Total other expense, net	(18,176)	(13,092)
Income before taxes	113,564	121,500
Provision for income taxes	26,734	32,030
Net income	$86,830	$89,470
Weighted average common shares outstanding:
Basic	40,749	42,549
Diluted	41,477	43,317
Net income per common share:
Basic	$2.13	$2.10
Diluted	$2.09	$2.07
Comprehensive income
Net income	$86,830	$89,470
Foreign currency translation adjustments	11,398	2,642
Changes in other comprehensive income, net of tax	5,389	2,219
Comprehensive income	$103,617	$94,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2023	40,971	$410	$428,508	$880,968	$(35,129)	$1,274,757
Net income	—	—	—	86,830	—	86,830
Foreign currency translation adjustments	—	—	—	—	11,398	11,398
Other comprehensive income, net of tax	—	—	—	—	5,389	5,389
Repurchase and retirement of common stock	(469)	(5)	(30,779)	—	—	(30,784)
Equity-based compensation	—	—	3,304	—	—	3,304
Exercise of stock options	46	—	1,248	—	—	1,248
Issuance of common stock pursuant to employee stock purchase plan	58	1	2,663	—	—	2,664
Balances as of July 31, 2023	40,606	$406	$404,944	$967,798	$(18,342)	$1,354,806

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2022	42,773	$428	$522,136	$547,977	$(6,043)	$1,064,498
Net income	—	—	—	89,470	—	89,470
Foreign currency translation adjustments	—	—	—	—	2,642	2,642
Other comprehensive income, net of tax	—	—	—	—	2,219	2,219
Repurchase and retirement of common stock	(516)	(5)	(23,790)	—	—	(23,795)
Equity-based compensation	—	—	3,132	—	—	3,132
Exercise of stock options	1	—	29	—	—	29
Vesting of restricted stock units	7	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(300)	—	—	(300)
Issuance of common stock pursuant to employee stock purchase plan	33	—	1,329	—	—	1,329
Balances as of July 31, 2022	42,298	$423	$502,536	$637,447	$(1,182)	$1,139,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net income	$86,830	$89,470
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32,018	32,440
Write-off and amortization of debt discount and debt issuance costs	2,077	425
Equity-based compensation	5,002	5,971
Gain on disposal of assets	(131)	(284)
Deferred income taxes	(2,587)	(945)
Other items, net	820	2,958
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(38,244)	(69,635)
Inventories	(1,359)	(28,712)
Prepaid expenses and other assets	(19,331)	(3,709)
Accounts payable	(28,280)	(4,405)
Accrued compensation and employee benefits	(64,038)	(46,065)
Other accrued expenses and liabilities	33,870	18,088
Cash provided by (used in) operating activities	6,647	(4,403)
Cash flows from investing activities:
Purchases of property and equipment	(13,538)	(10,943)
Proceeds from sale of assets	982	272
Acquisition of businesses, net of cash acquired	(38,976)	(2,606)
Cash used in investing activities	(51,532)	(13,277)
Cash flows from financing activities:
Repayments on revolving credit facilities	(187,784)	(141,247)
Borrowings from revolving credit facilities	190,673	195,113
Payments of principal on long-term debt	—	(1,278)
Proceeds from Term Loan Facility amendment	498	—
Payments of principal on finance lease obligations	(9,793)	(7,639)
Repurchases of common stock	(30,784)	(23,795)
Payment for debt issuance costs	(5,825)	—
Proceeds from exercises of stock options	1,248	29
Payments for taxes related to net share settlement of equity awards	—	(300)
Proceeds from issuance of stock pursuant to employee stock purchase plan	2,664	1,329
Cash (used in) provided by financing activities	(39,103)	22,212
Effect of exchange rates on cash and cash equivalents	692	165
(Decrease) increase in cash and cash equivalents	(83,296)	4,697
Cash and cash equivalents, beginning of period	164,745	101,916
Cash and cash equivalents, end of period	$81,449	$106,613
Supplemental cash flow disclosures:
Cash paid for income taxes	$3,167	$3,232
Cash paid for interest	21,853	17,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Founded in 1971, GMS Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” or the “Company”), through its operating subsidiaries, operates a network of more than 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. The Company also operates more than 100 tool sales, rental and service centers. Through these operations, the Company provides a comprehensive selection of building products and solutions for its residential and commercial contractor customer base across the United States and Canada. The Company’s unique operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling the Company to generate significant economies of scale while maintaining high levels of customer service.
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

	July 31, 2023	April 30, 2023
	(in thousands)
Medical self‑insurance	$2,290	$4,275
General liability, automobile and workers’ compensation	20,447	20,502
Expected recoveries for insurance liabilities	(3,531)	(3,531)

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
On May 1, 2023, the Company acquired Jawl Lumber Corporation ("Jawl"), which provides service to the Vancouver Island market in Canada under the Home Lumber and Building Supplies ("Home Lumber") brand name. Home Lumber is a leading supplier of lumber, engineered wood, doors, framing packages and siding as well as other key complementary building materials. Home Lumber operates from a single location in Victoria, Canada. The impact of this acquisition is not material to the Company’s Consolidated Financial Statements.
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
The following table summarizes the preliminary acquisition accounting for the Company's Jawl acquisition based on currently available information:

Preliminary Acquisition Accounting
(in thousands)
Cash	$3,027
Trade accounts and notes receivable	2,873
Inventories	5,681
Other assets	2,531
Customer relationships	17,853
Tradenames	5,164
Goodwill	13,628
Accounts payable and other liabilities	(2,223)
Deferred income taxes	(6,586)
Fair value of consideration transferred	$41,948
Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is attributable to the Company's geographic divisions reportable segment. Goodwill is not expected to be deductible for U.S. federal income tax purposes. The estimated useful life for the customer relationships is 11 years and the estimated useful life for the tradenames is 15 years.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	July 31, 2023	April 30, 2023
	(in thousands)
Trade receivables	$733,420	$713,372
Other receivables	118,889	92,496
Allowance for expected credit losses	(8,771)	(8,606)
Other allowances	(5,911)	(5,030)
Trade accounts and notes receivable	$837,627	$792,232
The following table presents the change in the allowance for expected credit losses during the three months ended July 31, 2023:

(in thousands)
Balance as of April 30, 2023	$8,606
Provision	(535)
Write-offs and other	700
Balance as of July 31, 2023	$8,771

Receivables from contracts with customers, net of allowances, were $718.7 million and $699.7 million as of July 31, 2023 and April 30, 2023, respectively. The Company did not have material amounts of contract assets or liabilities as of July 31, 2023 or April 30, 2023.

4. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2023	$765,314	$(64,501)	$700,813
Goodwill recognized from acquisitions	13,628	—	13,628
Acquisition accounting adjustments from prior period	1,916	—	1,916
Translation adjustment	4,710	(1,229)	3,481
Balance as of July 31, 2023	$785,568	$(65,730)	$719,838
As of July 31, 2023, $612.0 million of goodwill was assigned to the Company's geographic divisions reportable segment and $107.8 million was assigned to the Company's other segment. During the three months ended July 31, 2023, the Company recorded measurement period adjustments related to its Engler, Meier and Justus, Inc. acquisition.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Intangible Assets

The following tables present the components of the Company’s intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	July 31, 2023
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	12.4	$694,258	$(449,887)	$244,371
Definite-lived tradenames	5-20	15.5	106,483	(27,395)	79,088
Vendor agreements	8-10	10.0	1,000	(600)	400
Developed technology	5-10	6.8	8,393	(5,807)	2,586
Other	3-5	3.2	1,551	(1,234)	317
Definite-lived intangible assets			$811,685	$(484,923)	$326,762
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$411,129

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2023
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	12.4	$669,142	$(432,220)	$236,922
Definite-lived tradenames	5-20	15.6	100,326	(25,407)	74,919
Vendor agreements	8-10	10.0	1,000	(575)	425
Developed technology	5-10	6.9	8,261	(5,596)	2,665
Other	3-5	3.2	1,551	(1,189)	362
Definite-lived intangible assets		12.8	$780,280	$(464,987)	$315,293
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$399,660
Amortization expense related to definite-lived intangible assets was $15.7 million and $17.4 million for the three months ended July 31, 2023 and 2022, respectively.
The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2024 (remaining nine months)	$44,687
2025	51,724
2026	43,999
2027	38,161
2028	31,730
Thereafter	116,461
Total	$326,762
The Company’s indefinite-lived intangible assets as of July 31, 2023 and April 30, 2023 consisted of indefinite-lived tradenames.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Long-Term Debt

The Company’s long-term debt consisted of the following:

	July 31, 2023	April 30, 2023
	(in thousands)
Term Loan Facility	$500,000	$499,503
Unamortized discount and deferred financing costs on Term Loan Facility	(6,611)	(2,442)
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(3,940)	(4,113)
ABL Facility	113,408	110,000
Finance lease obligations	136,381	137,303
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2028	6,953	8,529
Unamortized discount on installment notes	(58)	(103)
Other	5,886	—
Carrying value of debt	1,102,019	1,098,677
Less current portion	54,477	54,035
Long-term debt	$1,047,542	$1,044,642
Term Loan Facility
The Company has a senior secured first lien term loan facility (the “Term Loan Facility”). The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, with the remaining balance due May 12, 2030. The Term Loan Facility bears interest at a floating rate per annum based on the Secured Overnight Financing Rate ("SOFR") plus 3.00%. As of July 31, 2023, the applicable rate of interest was 8.32%. The Company has interest rate swap and collar agreements to convert the variable interest rate on a portion of its Term Loan Facility to a fixed rate. For more information, see Note 11, "Fair Value Measurements."
On May 12, 2023, the Company amended the Term Loan Facility to provide refinancing term loans in the aggregate principal amount of $500.0 million, the net proceeds of which were used, together with cash on hand, to refinance the then outstanding borrowings under the Term Loan Facility in the principal amount of $499.5 million and pay related fees. The amendment also amended the Term Loan Facility to, among other things, (i) replace the administrative and collateral agent, (ii) extend the maturity date by seven years from the date of the amendment to May 12, 2030 and (iii) modify certain thresholds, baskets and amounts referenced therein. The Company recorded a write-off of debt discount and deferred financing fees of $1.4 million, which is included in write-off of debt discount and deferred financing fees in the Consolidated Statement of Operations and Comprehensive Income for the three months ended July 31, 2023.
Senior Notes
The Company has senior unsecured notes due May 2029 (the "Senior Notes"). The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1.
Asset Based Lending Facility
The Company has an asset based revolving credit facility (the “ABL Facility”) that provides for aggregate revolving commitments of $950.0 million as of July 31, 2023. Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and accounts receivable, subject to certain reserves and other adjustments.
As of July 31, 2023, at the Company’s option, the interest rates applicable to the loans under the ABL Facility were based on SOFR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of July 31, 2023, the weighted average interest rate on borrowings was 6.95%.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

As of July 31, 2023, the Company had available borrowing capacity of approximately $816.2 million under the ABL Facility. The ABL Facility matures on December 22, 2027. The ABL Facility contains a cross default provision with the Term Loan Facility.
Other
Other debt consists of short-term bank financing for purchases of distribution and warehouse equipment.
Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. As of July 31, 2023, the Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes.
The ABL Facility contains certain affirmative covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of July 31, 2023.
Debt Maturities
As of July 31, 2023, the maturities of long-term debt were as follows:

	Term Loan Facility	Senior Notes	ABL Facility	Finance Leases	Installment Notes	Other	Total
Year Ending April 30,	(in thousands)
2024 (remaining nine months)	$2,500	$—	$—	$31,709	$2,494	$5,886	$42,589
2025	5,000	—	—	34,273	1,541	—	40,814
2026	5,000	—	—	28,017	640	—	33,657
2027	5,000	—	—	22,012	620	—	27,632
2028	5,000	—	113,408	15,142	620	—	134,170
Thereafter	477,500	350,000	—	5,228	1,038	—	833,766
	$500,000	$350,000	$113,408	$136,381	$6,953	$5,886	$1,112,628

6. Leases
The components of lease expense were as follows:

	Three Months Ended July 31,
	2023	2022
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$6,764	$5,818
Interest on lease liabilities	1,857	1,822
Operating lease cost	15,716	12,971
Variable lease cost	3,670	5,903
Total lease cost	$28,007	$26,514

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended July 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,652	$12,880
Operating cash flows from finance leases	1,857	1,822
Financing cash flows from finance leases	9,793	7,639
Right-of-use assets obtained in exchange for lease obligations
Operating leases	7,726	15,477
Finance leases	10,100	14,305
Other information related to leases was as follows:

	July 31, 2023	April 30, 2023
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$236,224	$231,488
Accumulated depreciation	(67,513)	(65,274)
Property and equipment, net	$168,711	$166,214
Weighted-average remaining lease term (years)
Operating leases	5.1	5.2
Finance leases	4.0	3.9
Weighted-average discount rate
Operating leases	5.1%	5.0%
Finance leases	5.1%	4.9%
Future minimum lease payments under non-cancellable leases as of July 31, 2023 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2024 (remaining nine months)	$36,326	$42,790
2025	38,778	51,497
2026	31,056	38,098
2027	23,828	26,882
2028	15,949	18,276
Thereafter	5,262	38,719
Total lease payments	151,199	216,262
Less imputed interest	14,818	27,748
Total	$136,381	$188,514

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 23.5% and 26.4% for the three months ended July 31, 2023 and 2022, respectively. The difference in the effective income tax rate over the U.S. federal statutory rate of 21.0% for the three months ended July 31, 2023 and 2022 was primarily due to the impact of foreign taxes, state taxes and equity compensation.
Valuation allowance. The Company had a valuation allowance of $12.6 million and $11.7 million against its deferred tax assets related to certain U.S. tax jurisdictions as of July 31, 2023 and April 30, 2023, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.
Uncertain tax positions. The Company had no uncertain tax positions as of July 31, 2023 or April 30, 2023.

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
The Company repurchased approximately 0.5 million shares of its common stock for $30.5 million during the three months ended July 31, 2023. The Company repurchased approximately 0.5 million shares of its common stock for $23.8 million during the three months ended July 31, 2022. The repurchased common stock was retired. Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax. The Company includes the applicable excise tax as part of the cost basis of the shares acquired and records the taxes as a corresponding liability in accrued expenses and other liabilities in the Consolidated Balance Sheet. The Company incurred $0.3 million of excise taxes during the three months ended July 31, 2023. As of July 31, 2023, the Company had $69.6 million of remaining repurchase authorization under its stock repurchase program.
Accumulated Other Comprehensive Loss
The following table sets forth the changes to accumulated other comprehensive loss, net of tax, by component for the three months ended July 31, 2023:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2023	$(35,129)	$—	$(35,129)
Other comprehensive income before reclassification	4,406	5,833	10,239
Gains on intra-entity transactions that are of a long-term investment nature	6,992	—	6,992
Reclassification to earnings from accumulated other comprehensive loss	—	(444)	(444)
Balance as of July 31, 2023	$(23,731)	$5,389	$(18,342)
Other comprehensive income before reclassification on derivative instruments for the three months ended July 31, 2023 is net of $1.6 million of tax. Reclassification to earnings from accumulated other comprehensive loss for the three months

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

ended July 31, 2023 is net of tax of $0.1 million. Gains on intra-entity transactions that are of a long-term investment nature for the three months ended July 31, 2023 are net of tax of $2.3 million.

9. Equity-Based Compensation

General

Equity-based compensation expense related to stock options and restricted stock units was $2.8 million and $2.8 million during the three months ended July 31, 2023 and 2022, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Option Awards
The following table presents stock option activity for the three months ended July 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2023	1,106	$32.60	6.5	$28,155
Options exercised	(46)	25.71
Options forfeited	(9)	44.26
Outstanding as of July 31, 2023	1,051	$32.82	6.4	$42,849
Exercisable as of July 31, 2023	642	$25.03	5.2	$31,230
Vested and Expected to vest as of July 31, 2023	1,048	$32.81	6.4	$42,836
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price, multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares, net of expected forfeitures. The total intrinsic value of options exercised during the three months ended July 31, 2023 and 2022 was $2.1 million and $1.2 million, respectively. As of July 31, 2023, there was $4.2 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Units
The following table presents restricted stock unit activity for the three months ended July 31, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2023	353	$46.97
Forfeited	(4)	50.78
Outstanding as of July 31, 2023	349	$46.93
No awards vested during the three months ended July 31, 2023. The total fair value of awards vested during the three months ended July 31, 2022 was $0.7 million. As of July 31, 2023, there was $5.6 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Employee Stock Purchase Plan

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year.  The Company recognized $0.5 million and $0.3 million of stock-based compensation expense related to the ESPP during the three months ended July 31, 2023 and 2022, respectively.
The following table presents the number of shares of the Company’s common stock purchased under the ESPP and average price per share:

	Three Months Ended July 31,
	2023	2022
	(shares in thousands)
Number of shares purchased under the ESPP	58	33
Average purchase price	$45.90	$40.05

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2023	$32,432	$2,407	$12,002
Amounts redeemed	(1,727)	(585)	(2,931)
Change in fair value	1,218	72	408
Balance as of July 31, 2023	$31,923	$1,894	$9,479

Classified as current as of April 30, 2023	$7,446	$545	$2,726
Classified as long-term as of April 30, 2023	24,986	1,862	9,276

Classified as current as of July 31, 2023	$6,247	$—	$—
Classified as long-term as of July 31, 2023	25,676	1,894	9,479
Total expense related to these instruments was $1.7 million and $2.8 million during the three months ended July 31, 2023 and 2022, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. See Note 13, "Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests," in the Company's Annual Report on Form 10-K for the year ended April 30, 2023 for more information regarding stock appreciation rights, deferred compensation and redeemable noncontrolling interests.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis:

	July 31, 2023	April 30, 2023
	(in thousands)
Interest rate swaps and collars (Level 2)	$7,138	$—
In connection with the amendment to the Term Loan Facility in May 2023, the Company entered into (a) interest rate swap agreements for two years with notional amounts totaling $300.0 million to convert the variable interest rate on a portion of the term loans outstanding to a fixed 1-month SOFR interest rate of 3.90% and (b) forward interest rate collars with notional amounts totaling $300.0 million for years 2025 through 2029. The objective of such hedging instruments is to reduce the variability of interest payment cash flows associated with the variable interest rates under the Term Loan Facility and otherwise hedge exposure to future interest rate moves. The Company believes there have been no material changes in the creditworthiness of the counterparties to these interest rate swaps and believes the risk of nonperformance by each party is minimal. The Company designated the interest rate swaps as cash flow hedges.
As of July 31, 2023, $4.0 million of the interest rate swap assets were classified in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and $3.1 million were classified in other assets. The Company recognized gains, net of tax, of $0.4 million during the three months ended July 31, 2023 related to its interest rate swaps. This amount is included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows. As of July 31, 2023, the Company expects that approximately $4.0 million of pre-tax earnings will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
The fair value of interest rate swap and collar agreements is determined using Level 2 inputs. Generally, the Company obtains the Level 2 inputs from its counterparties. Substantially all the inputs throughout the full term of the instruments can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The fair value of the Company’s interest rate swap and collar agreements was determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” There were no material long-lived asset impairments during the three months ended July 31, 2023 or 2022.
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

	July 31, 2023		April 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$312,375	$350,000	$308,000

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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

13. Segments
There have been no changes to the Company's reportable segments during the three months ended July 31, 2023. For more information regarding the Company's reportable segments, see Note 16, "Segments," in the Company's Annual Report on Form 10-K for the year ended April 30, 2023.
Segment Results
The following tables present segment results:

	Three Months Ended July 31, 2023
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,378,962	$432,714	$28,106	$167,286
Other	30,638	17,840	3,824	6,012
Corporate	—	—	88	—
	$1,409,600	$450,554	$32,018	$173,298

	Three Months Ended July 31, 2022
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,328,448	$416,138	$27,978	$167,368
Other	31,105	18,583	4,335	7,646
Corporate	—	—	127	—
	$1,359,553	$434,721	$32,440	$175,014

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended July 31,
	2023	2022
	(in thousands)
Net income	$86,830	$89,470
Interest expense	18,914	14,661
Write-off of debt discount and deferred financing fees	1,401	—
Interest income	(474)	(56)
Provision for income taxes	26,734	32,030
Depreciation expense	16,327	14,993
Amortization expense	15,691	17,447
Stock appreciation rights(a)	1,218	2,344
Redeemable noncontrolling interests and deferred compensation(b)	480	495
Equity-based compensation(c)	3,304	3,132
Severance and other permitted costs(d)	406	352
Transaction costs (acquisitions and other)(e)	1,385	386
Gain on disposal of assets(f)	(131)	(284)
Effects of fair value adjustments to inventory(g)	302	44
Debt transaction costs(h)	911	—
Adjusted EBITDA	$173,298	$175,014
__________________________________________

(a)Represents changes in the fair value of stock appreciation rights.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

Revenues by Product
The following table presents the Company’s net sales to external customers by main product lines:

	Three Months Ended July 31,
	2023	2022
	(in thousands)
Wallboard	$571,425	$521,554
Complementary products	426,210	395,828
Steel framing	236,760	274,896
Ceilings	175,205	167,275
Total net sales	$1,409,600	$1,359,553
Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Three Months Ended July 31,
	2023	2022
	(in thousands)
United States	$1,218,431	$1,187,871
Canada	191,169	171,682
Total net sales	$1,409,600	$1,359,553
The following table presents the Company’s property and equipment, net, by major geographic area:

	July 31, 2023	April 30, 2023
	(in thousands)
United States	$366,469	$354,652
Canada	43,214	41,767
Total property and equipment, net	$409,683	$396,419

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended July 31,
	2023	2022
	(in thousands, except per share data)
Net income	$86,830	$89,470
Basic earnings per common share:
Basic weighted average common shares outstanding	40,749	42,549
Basic earnings per common share	$2.13	$2.10
Diluted earnings per common share:
Basic weighted average common shares outstanding	40,749	42,549
Add: Common Stock Equivalents	728	768
Diluted weighted average common shares outstanding	41,477	43,317
Diluted earnings per common share	$2.09	$2.07
During the three months ended July 31, 2023 and 2022, the number of Common Stock Equivalents excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive was not material. Anti-dilutive securities could be dilutive in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended April 30, 2023.
Overview
Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”), through its operating subsidiaries, operates a network of more than 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. We also operate more than 100 tool sales, rental and service centers. Through these operations, we provide a comprehensive selection of building products and solutions for its residential and commercial contractor customer base across the United States and Canada. Our unique operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling us to generate significant economies of scale while maintaining high levels of customer service.

Market Conditions and Outlook
We believe the Company continues to be well-positioned to meet demand in our end markets and fluctuations thereof due to our broad mix of customers, including commercial, single-family and multi-family builders and contractors, our diverse product offerings and our robust geographic scope.
Commercial
While demand for commercial projects was severely impacted by COVID-19, we have seen some improvement in most of the sectors we serve, including, for example, stronger year-over-year commercial wallboard sales and volumes. Construction to support medical, hospitality and governmental projects has been rebounding, particularly where commercial development has followed residential expansion. Larger office projects, both new and for repair and remodeling (“R&R”), however, remain tempered, particularly in more mature urban markets.
As with residential contractors, both we and commercial contractors face inflationary pressures and availability constraints for fuel, labor, building products and other miscellaneous expenses.
Residential – Single-Family
Following a period of strong levels of new single-family home purchases resulting from favorable demographics and low interest rates, single-family starts began to pull back in the summer of 2022 amid rising interest rates coupled with broader macroeconomic and other affordability concerns. As a result, a slowdown in demand for single-family construction products eventually followed, and we began to see its impacts in our results during the latter half of fiscal 2023 for most of our geographic regions. While we expect continued near-term year-over-year declines in single-family volumes as we face challenging prior year comparisons, we also expect the extent of those declines to improve over the coming quarters as our current run rates, permit and start data, and comments from several large homebuilders continue to provide encouraging signs for recovery in the single-family end market.
Residential – Multi-Family
Given the fundamental need for additional residential housing units, coupled with affordability concerns for prospective homebuyers and a lack of existing homes for sale, multi-family construction activity continues to be strong. There is also continued start strength and remaining backlog as completions are behind starts.
More broadly, the solid underlying demand fundamentals of the housing market, including favorable demographics and low levels of supply of new homes, are expected to provide support for the residential markets in the longer term.

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
◦Greenfield openings. Our strategy for opening new branches is generally to further penetrate existing markets or markets adjacent to our operations. For adjacent markets, typically, we have pre-existing customer relationships in these markets but need a new location to fully capitalize on those relationships.
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

Highlights

    Key highlights in our business during the three months ended July 31, 2023 are described below:

•Generated net sales of $1,409.6 million during the three months ended July 31, 2023, a 3.7% increase from the prior year period, primarily due to contributions from recent acquisitions, resilient pricing in wallboard, ceilings and complementary products, strong levels of multi-family residential construction activity and continuing commercial construction demand. In addition, there was one additional selling day during the three months ended July 31, 2023 compared to the prior year period. These factors helped to offset declines in single-family construction demand and a challenging pricing environment in steel framing.

•Generated net income of $86.8 million during the three months ended July 31, 2023, a 3.0% decrease compared to the prior year, primarily due to increased selling, general and administrative expenses driven by inflationary pressures and declining single-family construction demand, resulting in a relative mix shift in end market volumes, which require a higher operational cost to serve, an increase in interest expense due to higher interest rates, and a write-off of debt discount and deferred financing fees in connection with our term loan refinancing. Net income as a percentage of sales was 6.2% and 6.6% during the three months ended July 31, 2023 and 2022, respectively.

•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $173.3 million during the three months ended July 31, 2023, a 1.0% decrease compared to the prior year. Adjusted EBITDA, as a percentage of net sales, decreased to 12.3% for the three months ended July 31, 2023 compared to 12.9% for the three months ended July 31, 2022, primarily due to deflationary dynamics in steel pricing and increased selling, general and administrative expenses discussed above.

•Completed acquisition of Jawl Lumber Corporation, as further discussed below.

Recent Developments
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

Results of Operations
The following table summarizes key components of our results of operations for the three months ended July 31, 2023 and 2022:

	Three Months Ended July 31,
	2023	2022
	(dollars in thousands)
Statement of operations data:
Net sales	$1,409,600	$1,359,553
Cost of sales (exclusive of depreciation and amortization shown separately below)	959,046	924,832
Gross profit	450,554	434,721
Operating expenses:
Selling, general and administrative expenses	286,796	267,689
Depreciation and amortization	32,018	32,440
Total operating expenses	318,814	300,129
Operating income	131,740	134,592
Other (expense) income:
Interest expense	(18,914)	(14,661)
Write-off of debt discount and deferred financing fees	(1,401)	—
Other income, net	2,139	1,569
Total other expense, net	(18,176)	(13,092)
Income before taxes	113,564	121,500
Provision for income taxes	26,734	32,030
Net income	$86,830	$89,470
Non-GAAP measures:
Adjusted EBITDA(1)	$173,298	$175,014
Adjusted EBITDA margin(1)(2)	12.3%	12.9%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.

(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.
Three Months Ended July 31, 2023 and 2022
Net Sales

	Three Months Ended July 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Wallboard	$571,425	$521,554	$49,871	9.6%
Complementary products	426,210	395,828	30,382	7.7%
Steel framing	236,760	274,896	(38,136)	(13.9)%
Ceilings	175,205	167,275	7,930	4.7%
Total net sales	$1,409,600	$1,359,553	$50,047	3.7%

We generate net sales by providing a comprehensive product offering of wallboard, ceilings, steel framing and complementary products. The increase in net sales during the three months ended July 31, 2023 compared to the prior year period was primarily due to contributions from recent acquisitions, resilient pricing in wallboard, ceilings and complementary products, strong levels of multi-family residential construction activity and continuing commercial construction demand. In addition, there was one additional selling day during the three months ended July 31, 2023 compared to the prior year period. These factors helped to offset declines in single-family construction demand, a challenging pricing environment in steel framing and the negative impact of foreign currency translation on net sales during the three months ended July 31, 2023. The increase consisted of the following:
•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to an increase in price/product mix and higher multi-family volume;
•an increase in complementary products sales, which include insulation, joint treatment, tools (including automatic taping and finishing tools), lumber and various other specialty building products, primarily due to positive contributions from acquisitions, an increase in pricing in certain product categories and the execution of growth initiatives to increase product sales; and
•an increase in ceilings sales, which are principally impacted by commercial construction activity, primarily due to an increase in price/product mix, higher volume and positive contributions from acquisitions;
•partially offset by a decrease in steel framing sales, which are principally impacted by commercial construction activity, primarily due to a decrease in price/product mix, partially offset by higher volume.
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended July 31, 2023. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Three Months Ended July 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Net sales	$1,409,600
Recently acquired net sales (1)	(44,152)
Impact of foreign currency (2)	7,231
Base business net sales (3)	$1,372,679	$1,359,553	$13,126	1.0%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended July 31, 2023, net sales includes sales from the following acquisitions: Construction Supply and Southwest Florida acquired on June 1, 2022, Tanner acquired on December 30, 2022, Engler, Meir and Justus, Inc., acquired on April 3, 2023, Blair Building Materials, Inc. acquired on April 3, 2023 and Jawl Lumber Corporation acquired on May 1, 2023.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The increase in organic net sales was primarily driven by resilient pricing in wallboard, ceilings and complementary products along with strength in multi-family residential construction activity and continuing growth in commercial construction demand. These factors helped to offset declines in single-family construction demand and a challenging pricing environment in steel framing.
Gross Profit and Gross Margin

	Three Months Ended July 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Gross profit	$450,554	$434,721	$15,833	3.6%
Gross margin	32.0%	32.0%
The increase in gross profit during the three months ended July 31, 2023 compared to the prior year period was primarily due to incremental gross profit from acquisitions, the pass-through of product inflation and growth in commercial and multi-family sales volumes. Gross margin on net sales for the three months ended July 31, 2023 was flat compared to the prior year period, primarily due to an increase in margins for complementary products and wallboard, which was offset by lower steel pricing which had an unfavorable impact on margins.
Selling, General and Administrative Expenses

	Three Months Ended July 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$286,796	$267,689	$19,107	7.1%
% of net sales	20.3%	19.7%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses increased during the three months ended July 31, 2023 compared to the prior year period, primarily due to increases in payroll and payroll-related costs, maintenance costs and facilities costs. Also contributing were incremental selling, general and administrative expenses from acquisitions and an increase in transaction-related costs. The increase in selling, general and administrative expenses as a percentage of our net sales during the three months ended July 31, 2023 compared to the prior year period was primarily due to deflationary dynamics in steel pricing, which had an unfavorable impact on leverage, and demand pullbacks in single-family construction, resulting in a relative mix shift in end market volumes, which require a higher operational cost to serve.
Depreciation and Amortization Expense

	Three Months Ended July 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Depreciation	$16,327	$14,993	$1,334	8.9%
Amortization	15,691	17,447	(1,756)	(10.1)%
Depreciation and amortization	$32,018	$32,440	$(422)	(1.3)%
Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. The increase in depreciation expense during the three months ended July 31, 2023 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in acquisitions and capital expenditures over the past year. The decrease in amortization expense during the three months ended July 31, 2023 was primarily due to the time-based progression of our use of the accelerated method of amortization for acquired customer relationships, partially offset by incremental expense resulting from definite-lived intangible assets obtained in acquisitions over the past year.
Interest Expense

	Three Months Ended July 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Interest expense	$18,914	$14,661	$4,253	29.0%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The increase in interest expense during the three months ended July 31, 2023 compared to the prior year period was primarily due to increases in interest rates.

Income Taxes

	Three Months Ended July 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$26,734	$32,030	$(5,296)	(16.5)%
Effective tax rate	23.5%	26.4%
The change in the effective income tax rate during the three months ended July 31, 2023 compared to the prior year period was primarily due to the impact of actions taken during the prior year in anticipation of expected changes in Canadian tax regulations, which caused a higher effective rate, as well as foreign taxes and equity compensation.

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
As of July 31, 2023, we had available borrowing capacity of approximately $816.2 million under our ABL Facility. The ABL Facility is scheduled to mature on December 22, 2027. The ABL Facility contains a cross default provision with the senior secured first lien term loan facility (the “Term Loan Facility”).
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

In connection with the Term Loan Facility amendment, we entered into (a) interest rate swap agreements for two years with notional amounts totaling $300.0 million to convert the variable interest rate on a portion of the term loans outstanding to a fixed 1-month SOFR interest rate of 3.899% and (b) forward interest rate collars with notional amounts totaling $300.0 million for years 2025 through 2029. The objective of such hedging instruments is to reduce the variability of interest payment cash flows associated with the variable interest rates under the Term Loan Facility and otherwise hedge exposure to future interest rate moves.
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

Cash Flows
A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended July 31,
	2023	2022
	(in thousands)
Cash provided by (used in) operating activities	$6,647	$(4,403)
Cash used in investing activities	(51,532)	(13,277)
Cash (used in) provided by financing activities	(39,103)	22,212
Effect of exchange rates on cash and cash equivalents	692	165
(Decrease) increase in cash and cash equivalents	$(83,296)	$4,697
Operating Activities
The change in cash provided by (used in) operating activities during the three months ended July 31, 2023 compared to the prior year period was primarily due to larger increases in inventory and accounts receivable in the prior year period related to ensuring product availability and managing price inflation amid an environment of tight and less reliable supply, partially offset by an increase in cash used in the current year period for accounts payable and other accruals.
Investing Activities
The increase in cash used in investing activities during the three months ended July 31, 2023 compared to the prior year period was primarily due to a $36.4 million increase in cash used for acquisitions and a $2.6 million increase in capital expenditures.
Capital expenditures during the three months ended July 31, 2023 primarily consisted of the purchase of vehicles, land and buildings, building and leasehold improvements, and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.

Financing Activities
The change in cash (used in) provided by financing activities during the three months ended July 31, 2023 compared to the prior year period was primarily due to net borrowings of $2.9 million under our revolving credit facilities during the three months ended July 31, 2023, compared to net borrowings of $53.9 million during the prior year period. Also contributing to the change was a $7.0 million increase in repurchases of common stock during the three months ended July 31, 2023 compared to the prior year period.
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
We repurchased approximately 0.5 million shares of our common stock for $30.5 million during the three months ended July 31, 2023. The aggregate cost and average cost per share do not include the effect of the 1% excise tax on net share repurchases after January 1, 2023 enacted under the Inflation Reduction Act of 2022. We incurred $0.3 million of excise taxes during the three months ended July 31, 2023. As of July 31, 2023, we had $69.6 million of remaining purchase authorization.
Debt Covenants
The ABL Facility, Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the ABL Facility, Term Loan Facility and the indenture governing the Senior Notes. We were in compliance with all such covenants as of July 31, 2023.
Contractual Obligations
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, other than those made in the ordinary course of business.
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

The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended July 31,
	2023	2022
	(in thousands)
Net income	$86,830	$89,470
Interest expense	18,914	14,661
Write-off of debt discount and deferred financing fees	1,401	—
Interest income	(474)	(56)
Provision for income taxes	26,734	32,030
Depreciation expense	16,327	14,993
Amortization expense	15,691	17,447
Stock appreciation rights(a)	1,218	2,344
Redeemable noncontrolling interests and deferred compensation(b)	480	495
Equity-based compensation(c)	3,304	3,132
Severance and other permitted costs(d)	406	352
Transaction costs (acquisitions and other)(e)	1,385	386
Gain on disposal of assets(f)	(131)	(284)
Effects of fair value adjustments to inventory(g)	302	44
Debt transaction fees(h)	911	—
Adjusted EBITDA	$173,298	$175,014

Net sales	$1,409,600	$1,359,553
Adjusted EBITDA Margin	12.3%	12.9%
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of July 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products, as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims if the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or to have violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of July 31, 2023, approximately 1,056 asbestos-related personal injury lawsuits have been filed, and we vigorously defend against them. Of these, 1,006 have been dismissed without any payment by us, 36 are pending and only 14 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, personal injury, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The number of shares repurchased and the average price paid per share for each month in the three months ended July 31, 2023 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
				(in thousands)
May 1 through May 31	207,999	$60.35	207,999	$87,602
June 1 through June 30	123,699	66.55	123,699	79,369
July 1 through July 31	137,251	70.87	137,251	69,642
Total	468,949		468,949
___________________________________
(1)Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax. We include the applicable excise tax as part of the cost basis of the shares acquired and record a corresponding liability in accrued expenses and other liabilities on our consolidated balance sheet. All dollar amounts presented above exclude such excise taxes.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Adoption of Rule 10b5-1 Plan
Craig Apolinsky, Senior Vice President, General Counsel and Corporate Secretary, entered into a pre-arranged stock trading plan on June 28, 2023. Mr. Apolinsky’s plan provides for the sale of up to 16,948 shares of Company common stock between September 27, 2023, and September 25, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities.

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

10.1	*	Employment Agreement with Leigh R. Dobbs, dated as of August 9, 2022.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101 SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101 CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMS INC.

Date: August 31, 2023	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)