Form 10-Q
period 2023-10-31
GMS Inc.
filed 2023-12-07
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 39,817,664 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 30, 2023.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. Statements about our future financial performance, growth or future developments relating to economic conditions, our markets or the commercial and residential construction industries and statements about our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events contained in this Quarterly Report on Form 10-Q are forward-looking statements.

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

PART I – Financial Information
Item 1. Financial Statements
GMS Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	October 31, 2023	April 30, 2023
Assets
Current assets:
Cash and cash equivalents	$76,517	$164,745
Trade accounts and notes receivable, net of allowances of $16,215 and $13,636, respectively	880,196	792,232
Inventories, net	559,449	575,495
Prepaid expenses and other current assets	31,270	17,051
Total current assets	1,547,432	1,549,523
Property and equipment, net of accumulated depreciation of $281,550 and $264,650, respectively	423,240	396,419
Operating lease right-of-use assets	190,141	189,351
Goodwill	720,273	700,813
Intangible assets, net	393,587	399,660
Deferred income taxes	21,908	19,839
Other assets	17,818	11,403
Total assets	$3,314,399	$3,267,008
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$367,405	$377,003
Accrued compensation and employee benefits	83,483	119,887
Other accrued expenses and current liabilities	118,870	107,675
Current portion of long-term debt	47,766	54,035
Current portion of operating lease liabilities	48,788	47,681
Total current liabilities	666,312	706,281
Non-current liabilities:
Long-term debt	1,028,284	1,044,642
Long-term operating lease liabilities	142,577	141,786
Deferred income taxes, net	55,142	51,223
Other liabilities	46,199	48,319
Total liabilities	1,938,514	1,992,251
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 40,055 and 40,971 shares issued and outstanding as of October 31, 2023 and April 30, 2023, respectively	401	410
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of October 31, 2023 and April 30, 2023	—	—
Additional paid-in capital	362,021	428,508
Retained earnings	1,048,755	880,968
Accumulated other comprehensive loss	(35,292)	(35,129)
Total stockholders' equity	1,375,885	1,274,757
Total liabilities and stockholders' equity	$3,314,399	$3,267,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Net sales	$1,420,930	$1,430,979	$2,830,530	$2,790,532
Cost of sales (exclusive of depreciation and amortization shown separately below)	962,301	966,479	1,921,347	1,891,311
Gross profit	458,629	464,500	909,183	899,221
Operating expenses:
Selling, general and administrative	300,894	278,994	587,690	546,683
Depreciation and amortization	32,937	32,226	64,955	64,666
Total operating expenses	333,831	311,220	652,645	611,349
Operating income	124,798	153,280	256,538	287,872
Other (expense) income:
Interest expense	(18,742)	(16,055)	(37,656)	(30,716)
Write-off of debt discount and deferred financing fees	—	—	(1,401)	—
Other income, net	2,106	1,923	4,245	3,492
Total other expense, net	(16,636)	(14,132)	(34,812)	(27,224)
Income before taxes	108,162	139,148	221,726	260,648
Provision for income taxes	27,205	35,995	53,939	68,025
Net income	$80,957	$103,153	$167,787	$192,623
Weighted average common shares outstanding:
Basic	40,466	42,232	40,608	42,390
Diluted	41,088	42,887	41,282	43,102
Net income per common share:
Basic	$2.00	$2.44	$4.13	$4.54
Diluted	$1.97	$2.41	$4.06	$4.47
Comprehensive income
Net income	$80,957	$103,153	$167,787	$192,623
Foreign currency translation adjustments	(21,164)	(34,585)	(9,766)	(31,943)
Changes in other comprehensive income, net of tax	4,214	1,130	9,603	3,349
Comprehensive income	$64,007	$69,698	$167,624	$164,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2023	40,971	$410	$428,508	$880,968	$(35,129)	$1,274,757
Net income	—	—	—	86,830	—	86,830
Foreign currency translation adjustments	—	—	—	—	11,398	11,398
Other comprehensive income, net of tax	—	—	—	—	5,389	5,389
Repurchase and retirement of common stock	(469)	(5)	(30,779)	—	—	(30,784)
Equity-based compensation	—	—	3,304	—	—	3,304
Exercise of stock options	46	—	1,248	—	—	1,248
Issuance of common stock pursuant to employee stock purchase plan	58	1	2,663	—	—	2,664
Balances as of July 31, 2023	40,606	406	404,944	967,798	(18,342)	1,354,806
Net income	—	—	—	80,957	—	80,957
Foreign currency translation adjustments	—	—	—	—	(21,164)	(21,164)
Other comprehensive income, net of tax	—	—	—	—	4,214	4,214
Repurchase and retirement of common stock	(689)	(6)	(44,566)	—	—	(44,572)
Equity-based compensation	—	—	5,111	—	—	5,111
Exercise of stock options	19	—	508	—	—	508
Vesting of restricted stock units	119	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(3,975)	—	—	(3,975)
Balances as of October 31, 2023	40,055	$401	$362,021	$1,048,755	$(35,292)	$1,375,885

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2022	42,773	$428	$522,136	$547,977	$(6,043)	$1,064,498
Net income	—	—	—	89,470	—	89,470
Foreign currency translation adjustments	—	—	—	—	2,642	2,642
Other comprehensive income, net of tax	—	—	—	—	2,219	2,219
Repurchase and retirement of common stock	(516)	(5)	(23,790)	—	—	(23,795)
Equity-based compensation	—	—	3,132	—	—	3,132
Exercise of stock options	1	—	29	—	—	29
Vesting of restricted stock units	7	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(300)	—	—	(300)
Issuance of common stock pursuant to employee stock purchase plan	33	—	1,329	—	—	1,329
Balances as of July 31, 2022	42,298	423	502,536	637,447	(1,182)	1,139,224
Net income	—	—	—	103,153	—	103,153
Foreign currency translation adjustments	—	—	—	—	(34,585)	(34,585)
Other comprehensive income, net of tax	—	—	—	—	1,130	1,130
Repurchase and retirement of common stock	(601)	(6)	(25,770)	—	—	(25,776)
Equity-based compensation	—	—	3,781	—	—	3,781
Exercise of stock options	53	—	672	—	—	672
Vesting of restricted stock units	101	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(3,660)	—	—	(3,660)
Balances as of October 31, 2022	41,851	$418	$477,558	$740,600	$(34,637)	$1,183,939
The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net income	$167,787	$192,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,955	64,666
Write-off and amortization of debt discount and debt issuance costs	2,726	802
Equity-based compensation	10,698	13,322
Gain on disposal of assets	(441)	(203)
Deferred income taxes	(5,085)	(2,925)
Other items, net	3,590	4,662
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(89,384)	(133,445)
Inventories	20,267	(32,270)
Prepaid expenses and other assets	(19,578)	(4,913)
Accounts payable	(9,849)	3,821
Accrued compensation and employee benefits	(36,293)	(17,859)
Other accrued expenses and liabilities	15,354	14,580
Cash provided by operating activities	124,747	102,861
Cash flows from investing activities:
Purchases of property and equipment	(29,546)	(21,670)
Proceeds from sale of assets	1,701	896
Acquisition of businesses, net of cash acquired	(55,964)	(2,620)
Cash used in investing activities	(83,809)	(23,394)
Cash flows from financing activities:
Repayments on revolving credit facilities	(389,409)	(251,247)
Borrowings from revolving credit facilities	360,173	280,113
Payments of principal on long-term debt	—	(2,555)
Borrowings from term loan amendment	288,266	—
Repayments from term loan amendment	(287,768)	—
Payments of principal on finance lease obligations	(19,304)	(16,450)
Repurchases of common stock	(75,356)	(49,571)
Payment of acquisition holdback liability	—	(13,500)
Payment for debt issuance costs	(5,825)	—
Proceeds from exercises of stock options	1,756	701
Payments for taxes related to net share settlement of equity awards	(3,975)	(3,960)
Proceeds from issuance of stock pursuant to employee stock purchase plan	2,664	1,329
Cash used in financing activities	(128,778)	(55,140)
Effect of exchange rates on cash and cash equivalents	(388)	(2,042)
(Decrease) increase in cash and cash equivalents	(88,228)	22,285
Cash and cash equivalents, beginning of period	164,745	101,916
Cash and cash equivalents, end of period	$76,517	$124,201
Supplemental cash flow disclosures:
Cash paid for income taxes	$69,224	$60,792
Cash paid for interest	35,321	29,268
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

	October 31, 2023	April 30, 2023
	(in thousands)
Medical self‑insurance	$2,235	$4,275
General liability, automobile and workers’ compensation	21,967	20,502
Expected recoveries for insurance liabilities	(4,735)	(3,531)

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
On October 1, 2023, the Company acquired AMW Construction Supply, LLC ("AMW"), a tools and fasteners and other complementary products distributor servicing the Phoenix, Arizona metro area. AMW operates from a single location in Phoenix, Arizona. The primary purpose of the transaction was to expand the Company's complementary product offerings and grow the business. The impact of this acquisition is not material to the Company’s Consolidated Financial Statements.
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
The following table summarizes the preliminary acquisition accounting for the Company's fiscal 2024 acquisitions based on currently available information:

	Preliminary Acquisition Accounting	Adjustments	Preliminary Acquisition Accounting
	(in thousands)
Cash	$3,027	$—	$3,027
Trade accounts and notes receivable	4,602	(42)	4,560
Inventories	8,181	—	8,181
Other assets	2,945	—	2,945
Customer relationships	27,554	(4,353)	23,201
Tradenames	6,064	(664)	5,400
Goodwill	17,443	3,353	20,796
Accounts payable and other liabilities	(3,622)	24	(3,598)
Deferred income taxes	(6,586)	1,181	(5,405)
Fair value of consideration transferred	$59,608	$(501)	$59,107

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is attributable to the Company's geographic divisions reportable segment. Goodwill of $17.0 million is not expected to be deductible for U.S. federal income tax purposes and goodwill of $3.8 million is expected to be deductible for U.S. federal income tax purposes. The estimated useful life for the customer relationships is 10 years and the estimated useful life for the tradenames is 15 years.

3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	October 31, 2023	April 30, 2023
	(in thousands)
Trade receivables	$743,210	$713,372
Other receivables	153,201	92,496
Allowance for expected credit losses	(9,631)	(8,606)
Other allowances	(6,584)	(5,030)
Trade accounts and notes receivable	$880,196	$792,232
The following table presents the change in the allowance for expected credit losses during the six months ended October 31, 2023:

(in thousands)
Balance as of April 30, 2023	$8,606
Provision	787
Other, net	238
Balance as of October 31, 2023	$9,631

Receivables from contracts with customers, net of allowances, were $727.0 million and $699.7 million as of October 31, 2023 and April 30, 2023, respectively. The Company did not have material amounts of contract assets or liabilities as of October 31, 2023 or April 30, 2023.

4. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2023	$765,314	$(64,501)	$700,813
Goodwill recognized from acquisitions	20,796	—	20,796
Acquisition accounting adjustments from prior period	1,659	—	1,659
Translation adjustment	(4,027)	1,032	(2,995)
Balance as of October 31, 2023	$783,742	$(63,469)	$720,273
As of October 31, 2023, $612.5 million of goodwill was assigned to the Company's geographic divisions reportable segment and $107.8 million was assigned to the Company's other segment. During the six months ended October 31, 2023, the Company recorded measurement period adjustments related to its Engler, Meier and Justus, Inc. acquisition.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Intangible Assets

The following tables present the components of the Company’s intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	October 31, 2023
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	12.3	$686,338	$(456,573)	$229,765
Definite-lived tradenames	5-20	15.6	104,908	(28,607)	76,301
Vendor agreements	8-10	10.0	1,000	(625)	375
Developed technology	5-10	6.9	8,147	(5,639)	2,508
Other	3-5	3.2	1,551	(1,280)	271
Definite-lived intangible assets		12.7	$801,944	$(492,724)	$309,220
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$393,587

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2023
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	12.4	$669,142	$(432,220)	$236,922
Definite-lived tradenames	5-20	15.6	100,326	(25,407)	74,919
Vendor agreements	8-10	10.0	1,000	(575)	425
Developed technology	5-10	6.9	8,261	(5,596)	2,665
Other	3-5	3.2	1,551	(1,189)	362
Definite-lived intangible assets		12.8	$780,280	$(464,987)	$315,293
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$399,660
Amortization expense related to definite-lived intangible assets was $16.0 million and $17.2 million for the three months ended October 31, 2023 and 2022, respectively, and $31.7 million and $34.6 million for the six months ended October 31, 2023 and 2022, respectively.
The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2024 (remaining six months)	$29,694
2025	52,991
2026	44,807
2027	38,624
2028	32,066
Thereafter	111,038
Total	$309,220
The Company’s indefinite-lived intangible assets as of October 31, 2023 and April 30, 2023 consisted of indefinite-lived tradenames.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Long-Term Debt

The Company’s long-term debt consisted of the following:

	October 31, 2023	April 30, 2023
	(in thousands)
Term Loan Facility	$500,000	$499,503
Unamortized discount and deferred financing costs on Term Loan Facility	(6,359)	(2,442)
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(3,768)	(4,113)
ABL Facility	80,800	110,000
Finance lease obligations	149,704	137,303
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2028	5,708	8,529
Unamortized discount on installment notes	(35)	(103)
Carrying value of debt	1,076,050	1,098,677
Less current portion	47,766	54,035
Long-term debt	$1,028,284	$1,044,642
Term Loan Facility
The Company has a $500.0 million senior secured first lien term loan facility (the “Term Loan Facility”). The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, beginning January 1, 2024 with the remaining balance due May 12, 2030. The Term Loan Facility bears interest at a floating rate per annum based on the Secured Overnight Financing Rate ("SOFR") plus 3.00%. As of October 31, 2023, the applicable rate of interest was 8.32%. The Company has interest rate swap and collar agreements to convert the variable interest rate on a portion of its Term Loan Facility to a fixed rate. For more information, see Note 11, "Fair Value Measurements."
On May 12, 2023, the Company amended the Term Loan Facility to provide refinancing term loans in the aggregate principal amount of $500.0 million, the net proceeds of which were used, together with cash on hand, to refinance the then outstanding borrowings under the Term Loan Facility in the principal amount of $499.5 million and pay related fees. The net $0.5 million increase in aggregate principal amount consisted of a $211.7 million cashless roll by existing lenders, $288.3 million of proceeds received from new lenders and $287.8 million of payments to lenders who did not participate in the refinancing. During the six months ended October 31, 2023, the Company corrected the presentation of the cash flows associated with the refinancing from a net presentation as shown in the cash flow statement for the three-month period ended July 31, 2023 to a presentation reporting the gross cash inflows and outflows within financing activities in the Condensed Consolidated Statement of Cash Flows. There was no impact to any of the cash flow subtotals (operating, investing, or financing) as a result of this correction of an immaterial cash flow misstatement. The amendment also amended the Term Loan Facility to, among other things, (i) replace the administrative and collateral agent, (ii) extend the maturity date by seven years from the date of the amendment to May 12, 2030 and (iii) modify certain thresholds, baskets and amounts referenced therein. The Company recorded a write-off of debt discount and deferred financing fees of $1.4 million, which is included in write-off of debt discount and deferred financing fees in the Consolidated Statement of Operations and Comprehensive Income for the six months ended October 31, 2023.
Senior Notes
The Company has senior unsecured notes due May 2029 (the "Senior Notes") in the aggregate principal amount of $350.0 million. The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Asset Based Lending Facility
The Company has an asset based revolving credit facility (the “ABL Facility”) that provides for aggregate revolving commitments of $950.0 million as of October 31, 2023. Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and accounts receivable, subject to certain reserves and other adjustments.
As of October 31, 2023, at the Company’s option, the interest rates applicable to the loans under the ABL Facility were based on SOFR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of October 31, 2023, the weighted average interest rate on borrowings was 6.74%.
As of October 31, 2023, the Company had available borrowing capacity of approximately $823.7 million under the ABL Facility. The ABL Facility matures on December 22, 2027. The ABL Facility contains a cross default provision with the Term Loan Facility.
Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. As of October 31, 2023, the Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes.
The ABL Facility contains certain covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of October 31, 2023.
Debt Maturities
As of October 31, 2023, the maturities of long-term debt were as follows:

	Term Loan Facility	Senior Notes	ABL Facility	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2024 (remaining six months)	$2,500	$—	$—	$21,369	$1,495	$25,364
2025	5,000	—	—	38,217	1,615	44,832
2026	5,000	—	—	32,280	714	37,994
2027	5,000	—	—	26,609	694	32,303
2028	5,000	—	80,800	19,794	620	106,214
Thereafter	477,500	350,000	—	11,435	570	839,505
	$500,000	$350,000	$80,800	$149,704	$5,708	$1,086,212

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Leases
The components of lease expense were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$7,114	$5,979	$13,878	$11,797
Interest on lease liabilities	1,897	1,739	3,754	3,561
Operating lease cost	16,033	13,008	31,749	25,979
Variable lease cost	4,769	5,677	8,439	11,580
Total lease cost	$29,813	$26,403	$57,820	$52,917

Supplemental cash flow information related to leases was as follows:

	Six Months Ended October 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$30,926	$29,905
Operating cash flows from finance leases	3,754	3,561
Financing cash flows from finance leases	19,304	16,450
Right-of-use assets obtained in exchange for lease obligations
Operating leases	23,904	19,268
Finance leases	35,336	26,638
Other information related to leases was as follows:

	October 31, 2023	April 30, 2023
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$252,450	$231,488
Accumulated depreciation	(66,825)	(65,274)
Property and equipment, net	$185,625	$166,214
Weighted-average remaining lease term (years)
Operating leases	5.1	5.2
Finance leases	4.1	3.9
Weighted-average discount rate
Operating leases	5.4%	5.0%
Finance leases	5.5%	4.9%

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Future minimum lease payments under non-cancellable leases as of October 31, 2023 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2024 (remaining six months)	$25,070	$28,282
2025	44,125	55,011
2026	36,458	41,683
2027	29,290	30,118
2028	21,172	21,279
Thereafter	11,469	43,996
Total lease payments	167,584	220,369
Less imputed interest	17,880	29,004
Total	$149,704	$191,365

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 24.3% and 26.1% for the six months ended October 31, 2023 and 2022, respectively. The difference in the effective income tax rate over the U.S. federal statutory rate of 21.0% for the six months ended October 31, 2023 and 2022 was primarily due to the impact of foreign taxes, state taxes and equity compensation.
Valuation allowance. The Company had a valuation allowance of $11.4 million and $11.7 million against its deferred tax assets related to certain U.S. tax jurisdictions as of October 31, 2023 and April 30, 2023, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.
Uncertain tax positions. The Company had no uncertain tax positions as of October 31, 2023 or April 30, 2023.

8. Stockholders’ Equity
Share Repurchases
On October 18, 2023, the Company's Board of Directors approved an expanded share repurchase program under which the Company is authorized to repurchase up to $250.0 million of its outstanding common stock. This expanded program replaced the Company’s previous share repurchase authorization of $200.0 million. The Company may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any purchases of the Company's common stock are subject to a variety of factors, including, but not limited to, the Company’s liquidity, credit availability, general business and market conditions, debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate the Company to acquire any amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. As of October 31, 2023, the Company had $241.3 million of remaining repurchase authorization under its stock repurchase program.
Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax. The Company includes the applicable excise tax as part of the cost basis of the shares acquired and records the taxes as a corresponding liability in accrued expenses and other liabilities in the Consolidated Balance Sheet.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents share repurchase activity for the six months ended October 31, 2023:

	Six Months Ended October 31,
	2023	2022
	(in thousands)
Amount repurchased pursuant to repurchase program	$74,768	$49,571
Excise taxes on repurchases	588	—
Repurchases of common stock	$75,356	$49,571

Number of shares repurchased	1,158	1,117
Accumulated Other Comprehensive Loss
The following table sets forth the changes to accumulated other comprehensive loss, net of tax, by component for the six months ended October 31, 2023:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2023	$(35,129)	$—	$(35,129)
Other comprehensive income (loss) before reclassification	(5,224)	10,861	5,637
Losses on intra-entity transactions that are of a long-term investment nature	(4,542)	—	(4,542)
Reclassification to earnings from accumulated other comprehensive loss	—	(1,258)	(1,258)
Balance as of October 31, 2023	$(44,895)	$9,603	$(35,292)
Other comprehensive income before reclassification on derivative instruments for the six months ended October 31, 2023 is net of $2.7 million of tax. Reclassification to earnings from accumulated other comprehensive loss for the six months ended October 31, 2023 is net of tax of $0.4 million. Losses on intra-entity transactions that are of a long-term investment nature for the six months ended October 31, 2023 are net of tax of $1.5 million.

9. Equity-Based Compensation
General

Equity-based compensation expense related to stock options and restricted stock units was $7.7 million and $6.5 million during the six months ended October 31, 2023 and 2022, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Stock Option Awards
The following table presents stock option activity for the six months ended October 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2023	1,106	$32.60	6.5	$28,155
Options granted	150	74.80
Options exercised	(65)	27.26
Options forfeited	(9)	44.03
Outstanding as of October 31, 2023	1,182	$38.18	6.6	$26,476
Exercisable as of October 31, 2023	842	$28.43	5.6	$25,314
Vested and Expected to vest as of October 31, 2023	1,182	$38.17	6.6	$26,473
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price, multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares, net of expected forfeitures. The total intrinsic value of options exercised during the six months ended October 31, 2023 and 2022 was $2.7 million and $2.6 million, respectively. As of October 31, 2023, there was $7.8 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years.
The fair value of stock options granted during the six months ended October 31, 2023 and 2022 was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting weighted average grant date fair value:

	Six Months Ended October 31,
	2023	2022
Volatility	38.70%	45.80%
Expected life (years)	6.0	6.0
Risk-free interest rate	4.29%	2.67%
Dividend yield	—%	—%
Grant date fair value	$33.34	$25.26
Restricted Stock Units
The following table presents restricted stock unit activity for the six months ended October 31, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2023	353	$46.97
Granted	140	74.80
Vested	(172)	44.37
Forfeited	(4)	50.35
Outstanding as of October 31, 2023	317	$60.67
The total fair value of awards vested during the six months ended October 31, 2023 and 2022 was $12.9 million and $8.7 million, respectively. As of October 31, 2023, there was $11.3 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. The Company recognized $0.7 million and $0.4 million of stock-based compensation expense related to the ESPP during the six months ended October 31, 2023 and 2022, respectively.
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

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2023	$32,432	$2,407	$12,002
Amounts redeemed	(1,810)	(586)	(2,931)
Change in fair value	1,619	105	559
Balance as of October 31, 2023	$32,241	$1,926	$9,630

Classified as current as of April 30, 2023	$7,446	$545	$2,726
Classified as long-term as of April 30, 2023	24,986	1,862	9,276

Classified as current as of October 31, 2023	$7,671	$—	$—
Classified as long-term as of October 31, 2023	24,570	1,926	9,630
Total expense related to these instruments was $2.3 million and $6.4 million during the six months ended October 31, 2023 and 2022, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. See Note 13, "Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests," in the Company's Annual Report on Form 10-K for the year ended April 30, 2023 for more information regarding stock appreciation rights, deferred compensation and redeemable noncontrolling interests.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis:

	October 31, 2023	April 30, 2023
	(in thousands)
Interest rate swaps and collars (Level 2)	$12,719	$—
In connection with the amendment to the Term Loan Facility in May 2023, the Company entered into (a) interest rate swap agreements for two years with notional amounts totaling $300.0 million to convert the variable interest rate on a portion of the term loans outstanding to a fixed 1-month SOFR interest rate of 3.899% and (b) forward interest rate collars with notional amounts totaling $300.0 million for years 2025 through 2029. The objective of such hedging instruments is to reduce the variability of interest payment cash flows associated with the variable interest rates under the Term Loan Facility and otherwise hedge exposure to future interest rate fluctuations. The Company believes there have been no material changes in the creditworthiness of the counterparties to these interest rate swaps and believes the risk of nonperformance by each party is minimal. The Company designated the interest rate swaps and collars as cash flow hedges.
As of October 31, 2023, $4.0 million of the interest rate swap assets were classified in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and $8.7 million were classified in other assets. The Company recognized gains, net of tax, of $0.8 million and $1.2 million during the three and six months ended October 31, 2023, respectively, related to its interest rate swaps. This amount is included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows. As of October 31, 2023, the Company expects that approximately $4.0 million of pre-tax earnings will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” There were no material long-lived asset impairments during the six months ended October 31, 2023 or 2022.

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

	October 31, 2023		April 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$287,000	$350,000	$308,000

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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

13. Segments
There have been no changes to the Company's reportable segments during the six months ended October 31, 2023. For more information regarding the Company's reportable segments, see Note 16, "Segments," in the Company's Annual Report on Form 10-K for the year ended April 30, 2023.
Segment Results
The following tables present segment results:

	Three Months Ended October 31, 2023
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,389,073	$441,166	$29,004	$162,306
Other	31,857	17,463	3,849	5,252
Corporate	—	—	84	—
	$1,420,930	$458,629	$32,937	$167,558

	Three Months Ended October 31, 2022
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,398,540	$443,868	$27,750	$185,807
Other	32,439	20,632	4,352	9,706
Corporate	—	—	124	—
	$1,430,979	$464,500	$32,226	$195,513

	Six Months Ended October 31, 2023
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$2,768,034	$873,880	$57,110	$329,591
Other	62,496	35,303	7,673	11,265
Corporate	—	—	172	—
	$2,830,530	$909,183	$64,955	$340,856

	Six Months Ended October 31, 2022
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$2,726,988	$860,006	$55,728	$353,176
Other	63,544	39,215	8,687	17,351
Corporate	—	—	251	—
	$2,790,532	$899,221	$64,666	$370,527

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Net income	$80,957	$103,153	$167,787	$192,623
Interest expense	18,742	16,055	37,656	30,716
Write-off of debt discount and deferred financing fees	—	—	1,401	—
Interest income	(292)	(154)	(766)	(210)
Provision for income taxes	27,205	35,995	53,939	68,025
Depreciation expense	16,963	15,058	33,290	30,051
Amortization expense	15,974	17,168	31,665	34,615
Stock appreciation rights(a)	401	3,230	1,619	5,574
Redeemable noncontrolling interests and deferred compensation(b)	184	340	664	835
Equity-based compensation(c)	5,111	3,781	8,415	6,913
Severance and other permitted costs(d)	882	379	1,288	731
Transaction costs (acquisitions and other)(e)	1,223	292	2,608	678
(Gain) loss on disposal of assets(f)	(310)	81	(441)	(203)
Effects of fair value adjustments to inventory(g)	140	135	442	179
Debt transaction costs(h)	378	—	1,289	—
Adjusted EBITDA	$167,558	$195,513	$340,856	$370,527
__________________________________________

(a)Represents changes in the fair value of stock appreciation rights.
(b)Represents changes in the fair values of noncontrolling interests and deferred compensation agreements.
(c)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)Represents severance expenses and certain other cost adjustments as permitted under the ABL Facility and the Term Loan Facility.
(e)Represents costs related to acquisitions paid to third parties.
(f)Includes gains and losses from the sale and disposal of assets.
(g)Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.
(h)Represents costs paid to third-party advisors related to debt refinancing activities.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Revenues by Product
The following table presents the Company’s net sales to external customers by main product lines:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Wallboard	$585,174	$584,557	$1,156,599	$1,106,111
Complementary products	428,319	408,669	854,529	804,497
Steel framing	232,108	278,152	468,868	553,048
Ceilings	175,329	159,601	350,534	326,876
Total net sales	$1,420,930	$1,430,979	$2,830,530	$2,790,532
Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
United States	$1,238,855	$1,252,324	$2,457,286	$2,440,195
Canada	182,075	178,655	373,244	350,337
Total net sales	$1,420,930	$1,430,979	$2,830,530	$2,790,532
The following table presents the Company’s property and equipment, net, by major geographic area:

	October 31, 2023	April 30, 2023
	(in thousands)
United States	$379,671	$354,652
Canada	43,569	41,767
Total property and equipment, net	$423,240	$396,419
14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
	(in thousands, except per share data)
Net income	$80,957	$103,153	$167,787	$192,623
Basic earnings per common share:
Basic weighted average common shares outstanding	40,466	42,232	40,608	42,390
Basic earnings per common share	$2.00	$2.44	$4.13	$4.54
Diluted earnings per common share:
Basic weighted average common shares outstanding	40,466	42,232	40,608	42,390
Add: Common Stock Equivalents	622	655	674	712
Diluted weighted average common shares outstanding	41,088	42,887	41,282	43,102
Diluted earnings per common share	$1.97	$2.41	$4.06	$4.47

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

During the three and six months ended October 31, 2023 and 2022, the number of Common Stock Equivalents excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive was not material. Anti-dilutive securities could be dilutive in future periods.

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

Market Conditions and Outlook
We believe the Company continues to be well-positioned to meet demand in our end markets and respond to fluctuations thereof due to our broad mix of customers, including commercial, single-family and multi-family builders and contractors, our diverse product offerings and our robust geographic scope.
Commercial
Demand for commercial projects in most of the sectors we serve has been improving, resulting in six consecutive quarters of U.S. commercial wallboard volume growth and a recent uptick in demand for ceilings and steel framing. Specifically, construction to support medical, hospitality and governmental projects has been rebounding, particularly where commercial development has followed residential expansion, while larger office projects, both new and for repair and remodeling (“R&R”) remain tempered, particularly in more mature urban markets.
As with residential contractors, both we and commercial contractors face inflationary pressures and availability constraints for fuel, labor, certain building products and other miscellaneous expenses.
Residential – Single-Family
Following a period of strong levels of new single-family home purchases resulting from favorable demographics and low interest rates, single-family starts began to pull back in the summer of 2022 amid rising interest rates coupled with broader macroeconomic and other affordability concerns. As a result, a slowdown in demand for single-family construction products eventually followed, and we began to see its impacts in our results during the latter half of fiscal 2023 for most of our geographic regions. While we expect continued near-term year-over-year declines in single-family volumes as we face challenging prior year comparisons, we are seeing sequential improvements in single-family demand and we expect the extent of the year-over-year declines to improve over the coming quarters as our current run rates and permit and starts data continue to provide encouraging signs for recovery in the single-family end market.
Residential – Multi-Family
Given the fundamental need for additional residential housing units, coupled with affordability concerns for prospective homebuyers and a lack of existing homes for sale, multi-family construction activity has seen recent strength and the backlog of projects, as completions have lagged starts, is expected to drive continued growth in this end market for GMS through the end of fiscal 2024.
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

Highlights

    Key highlights in our business during the six months ended October 31, 2023 are described below:

•Generated net sales of $2,830.5 million during the six months ended October 31, 2023, a 1.4% increase from the prior year period, primarily due to contributions from recent acquisitions, resilient pricing in wallboard, ceilings and complementary products, strong levels of multi-family residential construction activity and continuing commercial construction demand. In addition, there was one additional selling day during the six months ended October 31, 2023 compared to the prior year period. These factors helped to offset declines in single-family construction demand and a challenging pricing environment in steel framing.

•Generated net income of $167.8 million during the six months ended October 31, 2023, a 12.9% decrease compared to the prior year, primarily due to increased selling, general and administrative expenses driven by inflationary pressures and declining single-family construction demand, resulting in a relative mix shift in end market volumes, which require a higher operational cost to serve, an increase in interest expense due to higher interest rates, and a write-off of debt discount and deferred financing fees in connection with our term loan refinancing. Net income as a percentage of sales was 5.9% and 6.9% during the six months ended October 31, 2023 and 2022, respectively.

•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $340.9 million during the six months ended October 31, 2023, a 8.0% decrease compared to the prior year. Adjusted EBITDA, as a percentage of net sales, decreased to 12.0% for the six months ended October 31, 2023 compared to 13.3% for the six months ended October 31, 2022, primarily due to deflationary dynamics in steel pricing and increased selling, general and administrative expenses discussed above.

•Completed two acquisitions, opened two greenfield locations and opened two sales, rental and service centers.

Recent Developments
Acquisitions
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
On October 1, 2023, the Company acquired AMW Construction Supply, LLC ("AMW"), a tools and fasteners and other complementary products distributor servicing the Phoenix, Arizona metro area. AMW operates from a single location in Phoenix, Arizona.
For more information regarding our acquisitions, see Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Greenfields and Ames Stores
During the six months ended October 31, 2023, we opened greenfield locations in Jessup, Maryland and Elizabeth, New Jersey. We also opened two new sales, rental and service centers in San Antonio, Texas and Palm Desert, California.

Results of Operations
The following table summarizes key components of our results of operations for the three and six months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
	(dollars in thousands)
Statement of operations data:
Net sales	$1,420,930	$1,430,979	$2,830,530	$2,790,532
Cost of sales (exclusive of depreciation and amortization shown separately below)	962,301	966,479	1,921,347	1,891,311
Gross profit	458,629	464,500	909,183	899,221
Operating expenses:
Selling, general and administrative expenses	300,894	278,994	587,690	546,683
Depreciation and amortization	32,937	32,226	64,955	64,666
Total operating expenses	333,831	311,220	652,645	611,349
Operating income	124,798	153,280	256,538	287,872
Other (expense) income:
Interest expense	(18,742)	(16,055)	(37,656)	(30,716)
Write-off of debt discount and deferred financing fees	—	—	(1,401)	—
Other income, net	2,106	1,923	4,245	3,492
Total other expense, net	(16,636)	(14,132)	(34,812)	(27,224)
Income before taxes	108,162	139,148	221,726	260,648
Provision for income taxes	27,205	35,995	53,939	68,025
Net income	$80,957	$103,153	$167,787	$192,623
Non-GAAP measures:
Adjusted EBITDA(1)	$167,558	$195,513	$340,856	$370,527
Adjusted EBITDA margin(1)(2)	11.8%	13.7%	12.0%	13.3%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.

(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.
Three Months Ended October 31, 2023 and 2022
Net Sales

	Three Months Ended October 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Wallboard	$585,174	$584,557	$617	0.1%
Complementary products	428,319	408,669	19,650	4.8%
Steel framing	232,108	278,152	(46,044)	(16.6)%
Ceilings	175,329	159,601	15,728	9.9%
Total net sales	$1,420,930	$1,430,979	$(10,049)	(0.7)%

We generate net sales by providing a comprehensive product offering of wallboard, ceilings, steel framing and complementary products. The decrease in net sales during the three months ended October 31, 2023 compared to the prior year period was primarily due to price deflation in steel framing, declines in single-family construction demand and the negative impact of foreign currency translation on net sales during the three months ended October 31, 2023. These were partially offset by contributions from recent acquisitions, strong levels of multi-family residential construction activity, continuing commercial construction demand and resilient pricing in wallboard, ceilings and complementary products. The decrease consisted of the following:
•a decrease in steel framing sales, which are principally impacted by commercial construction activity, primarily due to a decrease in price/product mix, partially offset by higher volume; partially offset by
•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to an increase in price/product mix and higher multi-family volume, partially offset by lower single-family volume;
•an increase in complementary products sales, which include insulation, joint treatment, tools (including automatic taping and finishing tools), lumber and various other specialty building products, primarily due to positive contributions from acquisitions, an increase in pricing in certain product categories and the execution of growth initiatives to increase product sales; and
•an increase in ceilings sales, which are principally impacted by commercial construction activity, primarily due to higher volume, an increase in price/product mix and positive contributions from acquisitions.
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended October 31, 2023. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Three Months Ended October 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Net sales	$1,420,930
Recently acquired net sales (1)	(38,274)
Impact of foreign currency (2)	3,847
Base business net sales (3)	$1,386,503	$1,430,979	$(44,476)	(3.1)%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended October 31, 2023, net sales includes sales from the following acquisitions: Tanner Bolt and Nut, Inc. acquired on December 30, 2022, Engler, Meir and Justus, Inc., acquired on April 3, 2023, Blair Building Materials, Inc. acquired on April 3, 2023, Home Lumber acquired on May 1, 2023 and AMW acquired on October 1, 2023.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The decrease in organic net sales was primarily driven by price deflation in steel framing and declines in single-family construction demand, partially offset by strength in multi-family residential construction activity, continuing growth in commercial construction demand and resilient pricing in wallboard, ceilings and complementary products.
Gross Profit and Gross Margin

	Three Months Ended October 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Gross profit	$458,629	$464,500	$(5,871)	(1.3)%
Gross margin	32.3%	32.5%

The decrease in gross profit during the three months ended October 31, 2023 compared to the prior year period was primarily due to lower steel pricing, offset by incremental gross profit from acquisitions, the pass-through of product inflation and growth in commercial and multi-family sales volumes. Gross margin on net sales for the three months ended October 31, 2023 decreased compared to the prior year period, primarily due to deflationary dynamics in steel pricing.
Selling, General and Administrative Expenses

	Three Months Ended October 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$300,894	$278,994	$21,900	7.8%
% of net sales	21.2%	19.5%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses increased during the three months ended October 31, 2023 compared to the prior year period, primarily due to increases in payroll and payroll-related costs, maintenance costs and facilities costs. Also contributing were incremental selling, general and administrative expenses from acquisitions. The increase in selling, general and administrative expenses as a percentage of our net sales during the three months ended October 31, 2023 compared to the prior year period was primarily due to deflationary dynamics in steel pricing, which had an unfavorable impact on leverage.
Depreciation and Amortization Expense

	Three Months Ended October 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Depreciation	$16,963	$15,058	$1,905	12.7%
Amortization	15,974	17,168	(1,194)	(7.0)%
Depreciation and amortization	$32,937	$32,226	$711	2.2%
Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. The increase in depreciation expense during the three months ended October 31, 2023 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in acquisitions and capital expenditures over the past year. The decrease in amortization expense during the three months ended October 31, 2023 was primarily due to the time-based progression of our use of the accelerated method of amortization for acquired customer relationships, partially offset by incremental expense resulting from definite-lived intangible assets obtained in acquisitions over the past year.
Interest Expense

	Three Months Ended October 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Interest expense	$18,742	$16,055	$2,687	16.7%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The increase in interest expense during the three months ended October 31, 2023 compared to the prior year period was primarily due to increases in interest rates.

Income Taxes

	Three Months Ended October 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$27,205	$35,995	$(8,790)	(24.4)%
Effective tax rate	25.2%	25.9%
The change in the effective income tax rate during the three months ended October 31, 2023 compared to the prior year period was primarily due to foreign taxes and equity compensation.
Six Months Ended October 31, 2023 and 2022
Net Sales

	Six Months Ended October 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Wallboard	$1,156,599	$1,106,111	$50,488	4.6%
Complementary products	854,529	804,497	50,032	6.2%
Steel framing	468,868	553,048	(84,180)	(15.2)%
Ceilings	350,534	326,876	23,658	7.2%
Total net sales	$2,830,530	$2,790,532	$39,998	1.4%

The increase in net sales during the six months ended October 31, 2023 compared to the prior year period was primarily due to contributions from recent acquisitions, resilient pricing in wallboard, ceilings and complementary products, strong levels of multi-family residential construction activity and continuing commercial construction demand. In addition, there was one additional selling day during the six months ended October 31, 2023 compared to the prior year period. These factors helped to offset declines in single-family construction demand, price deflation in steel framing and the negative impact of foreign currency translation on net sales during the six months ended October 31, 2023. The increase consisted of the following:
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

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the six months ended October 31, 2023.

	Six Months Ended October 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Net sales	$2,830,530
Recently acquired net sales (1)	(82,426)
Impact of foreign currency (2)	11,078
Base business net sales (3)	$2,759,182	$2,790,532	$(31,350)	(1.1)%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the six months ended October 31, 2023, net sales includes sales from the following acquisitions: Construction Supply and Southwest Florida acquired on June 1, 2022, Tanner acquired on December 30, 2022, Engler, Meir and Justus, Inc., acquired on April 3, 2023, Blair Building Materials, Inc. acquired on April 3, 2023, Home Lumber acquired on May 1, 2023 and AMW acquired on October 1, 2023.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The decrease in organic net sales was primarily driven by price deflation in steel framing and declines in single-family construction demand, partially offset by strength in multi-family residential construction activity, continuing growth in commercial construction demand and resilient pricing in wallboard, ceilings and complementary products.
Gross Profit and Gross Margin

	Six Months Ended October 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Gross profit	$909,183	$899,221	$9,962	1.1%
Gross margin	32.1%	32.2%
The increase in gross profit during the six months ended October 31, 2023 compared to the prior year period was primarily due to incremental gross profit from acquisitions, the pass-through of product inflation and growth in commercial and multi-family sales volumes. Gross margin on net sales for the six months ended October 31, 2023 decreased compared to the prior year period, primarily due to deflationary dynamics in steel pricing, offset by an increase in margins for complementary products and wallboard.
Selling, General and Administrative Expenses

	Six Months Ended October 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$587,690	$546,683	$41,007	7.5%
% of net sales	20.8%	19.6%
Selling, general and administrative expenses increased during the six months ended October 31, 2023 compared to the prior year period, primarily due to increases in payroll and payroll-related costs, maintenance costs and facilities costs. Also contributing were incremental selling, general and administrative expenses from acquisitions and an increase in transaction-related costs. The increase in selling, general and administrative expenses as a percentage of our net sales during the six months ended October 31, 2023 compared to the prior year period was primarily due to deflationary dynamics in steel pricing, which had an unfavorable impact on leverage, and demand pullbacks in single-family construction, resulting in a relative mix shift in end market volumes, which require a higher operational cost to serve.
Depreciation and Amortization Expense

	Six Months Ended October 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Depreciation	$33,290	$30,051	$3,239	10.8%
Amortization	31,665	34,615	(2,950)	(8.5)%
Depreciation and amortization	$64,955	$64,666	$289	0.4%
The increase in depreciation expense during the six months ended October 31, 2023 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in acquisitions and capital expenditures over the past year. The decrease in amortization expense during the six months ended October 31, 2023 was primarily due to the time-based progression of our use of the accelerated method of amortization for acquired customer relationships, partially offset by incremental expense resulting from definite-lived intangible assets obtained in acquisitions over the past year.
Interest Expense

	Six Months Ended October 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Interest expense	$37,656	$30,716	$6,940	22.6%
The increase in interest expense during the six months ended October 31, 2023 compared to the prior year period was primarily due to increases in interest rates.
Income Taxes

	Six Months Ended October 31,		Change
	2023	2022	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$53,939	$68,025	$(14,086)	(20.7)%
Effective tax rate	24.3%	26.1%
The change in the effective income tax rate during the six months ended October 31, 2023 compared to the prior year period was primarily due to the impact of actions taken during the prior year in anticipation of expected changes in Canadian tax regulations, which caused a higher effective rate, as well as equity compensation.

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
As of October 31, 2023, we had available borrowing capacity of approximately $823.7 million under our ABL Facility. The ABL Facility is scheduled to mature on December 22, 2027. The ABL Facility contains a cross default provision with the senior secured first lien term loan facility (the “Term Loan Facility”).
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
On May 12, 2023, we amended our Term Loan Facility to provide refinancing term loans in the aggregate principal amount of $500.0 million, the net proceeds of which were used, together with cash on hand, to refinance the then outstanding borrowings under our Term Loan Facility in the principal amount of $499.5 million and pay related fees. The net $0.5 million increase in aggregate principal amount consisted of a $211.7 million cashless roll by existing lenders, $288.3 million of proceeds received from new lenders and $287.8 million of payments to lenders who did not participate in the refinancing. The amendment also amended the Term Loan Facility to, among other things, (i) replace the administrative and collateral agent, (ii) extend the maturity date by seven years from the date of the amendment to May 12, 2030 and (iii) modify certain thresholds, baskets and amounts referenced therein.

In connection with the Term Loan Facility amendment, we entered into (a) interest rate swap agreements for two years with notional amounts totaling $300.0 million to convert the variable interest rate on a portion of the term loans outstanding to a fixed 1-month SOFR interest rate of 3.899% and (b) forward interest rate collars with notional amounts totaling $300.0 million for years 2025 through 2029. The objective of such hedging instruments is to reduce the variability of interest payment cash flows associated with the variable interest rates under the Term Loan Facility and otherwise hedge exposure to future interest rate fluctuations.
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
Cash Flows
A summary of our operating, investing and financing activities is shown in the following table:

	Six Months Ended October 31,
	2023	2022
	(in thousands)
Cash provided by operating activities	$124,747	$102,861
Cash used in investing activities	(83,809)	(23,394)
Cash used in financing activities	(128,778)	(55,140)
Effect of exchange rates on cash and cash equivalents	(388)	(2,042)
(Decrease) increase in cash and cash equivalents	$(88,228)	$22,285
Operating Activities
The increase in cash provided by operating activities during the six months ended October 31, 2023 compared to the prior year period was primarily due to larger increases in inventory and accounts receivable in the prior year period related to ensuring product availability and managing price inflation amid an environment of tight and less reliable supply, partially offset by an increase in cash used in the current year period for accounts payable and other accruals.
Investing Activities

The increase in cash used in investing activities during the six months ended October 31, 2023 compared to the prior year period was primarily due to a $53.3 million increase in cash used for acquisitions and a $7.9 million increase in capital expenditures.
Capital expenditures during the six months ended October 31, 2023 primarily consisted of the purchase of delivery and warehouse equipment, land and buildings, building and leasehold improvements, and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.
Financing Activities
The increase in cash used in financing activities during the six months ended October 31, 2023 compared to the prior year period was primarily due to net repayments of $29.2 million under our revolving credit facilities during the six months ended October 31, 2023, compared to net borrowings of $28.9 million during the prior year period. Also contributing to the change was a $25.8 million increase in repurchases of common stock during the six months ended October 31, 2023 compared to the prior year period. Partially offsetting these increases was a $13.5 million holdback liability payment during the prior year period.
Share Repurchase Program
On October 18, 2023, our Board of Directors approved an expanded share repurchase program under which we are authorized to repurchase up to $250.0 million of our outstanding common stock. This expanded program replaced our previous share repurchase authorization of $200.0 million. We may conduct share repurchases under the program through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any amount of common stock, and it may be suspended or terminated at any time at our discretion.
We repurchased approximately 1.2 million shares of our common stock for $74.8 million during the six months ended October 31, 2023. The aggregate cost and average cost per share do not include the effect of the 1% excise tax on net share repurchases after January 1, 2023 enacted under the Inflation Reduction Act of 2022. We incurred $0.6 million of excise taxes during the six months ended October 31, 2023. As of October 31, 2023, we had $241.3 million of remaining purchase authorization.
Debt Covenants
The ABL Facility, Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the ABL Facility, Term Loan Facility and the indenture governing the Senior Notes. We were in compliance with all such covenants as of October 31, 2023.
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

The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
	(in thousands)
Net income	$80,957	$103,153	$167,787	$192,623
Interest expense	18,742	16,055	37,656	30,716
Write-off of debt discount and deferred financing fees	—	—	1,401	—
Interest income	(292)	(154)	(766)	(210)
Provision for income taxes	27,205	35,995	53,939	68,025
Depreciation expense	16,963	15,058	33,290	30,051
Amortization expense	15,974	17,168	31,665	34,615
Stock appreciation rights(a)	401	3,230	1,619	5,574
Redeemable noncontrolling interests and deferred compensation(b)	184	340	664	835
Equity-based compensation(c)	5,111	3,781	8,415	6,913
Severance and other permitted costs(d)	882	379	1,288	731
Transaction costs (acquisitions and other)(e)	1,223	292	2,608	678
(Gain) loss on disposal of assets(f)	(310)	81	(441)	(203)
Effects of fair value adjustments to inventory(g)	140	135	442	179
Debt transaction fees(h)	378	—	1,289	—
Adjusted EBITDA	$167,558	$195,513	$340,856	$370,527

Net sales	$1,420,930	$1,430,979	$2,830,530	$2,790,532
Adjusted EBITDA Margin	11.8%	13.7%	12.0%	13.3%
___________________________________
(a)Represents changes in the fair value of stock appreciation rights.
(b)Represents changes in the fair values of noncontrolling interests and deferred compensation agreements.
(c)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(d)Represents severance expenses and certain other cost adjustments as permitted under the ABL Facility and the Term Loan Facility.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of October 31, 2023, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products, as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims if the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or to have violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of October 31, 2023, approximately 1,060 asbestos-related personal injury lawsuits have been filed, and we vigorously defend against them. Of these, 1,009 have been dismissed without any payment by us, 37 are pending and only 14 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, personal injury, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The number of shares repurchased and the average price paid per share for each month in the three months ended October 31, 2023 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
				(in thousands)
August 1 through August 31	163,020	$71.89	163,020	$57,922
September 1 through September 30	193,721	65.19	193,721	45,294
October 1 through October 31	331,976	59.97	331,976	241,342
Total	688,717		688,717
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
(2)On October 18, 2023, our Board of Directors approved an expanded share repurchase program under which we are authorized to repurchase up to $250.0 million of our outstanding common stock. This expanded program replaced our previous share repurchase authorization of $200.0 million. We may conduct share repurchases under the program through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any amount of common stock, and it may be suspended or terminated at any time at our discretion.

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

GMS INC.

Date: December 7, 2023	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)