Form 10-Q
period 2024-01-31
GMS Inc.
filed 2024-02-29
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 39,833,628 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 27, 2024.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•general business, financial market and economic conditions, including inflation and deflation, rising interest rates, supply chain disruptions, labor shortages and increased labor costs, fuel costs, geopolitical conflicts, an economic downturn or recession and capital market volatility;
•our dependency upon the cyclical commercial and residential construction markets, both new and repair and remodeling, or R&R, including any impact from a decline in residential or commercial construction activity, including from disruptions caused by the inability of commercial borrowers to repay their debt obligations;
•competition in our industry and the markets in which we operate;
•consolidation in our industry;
•the fluctuations in prices and mix of the products we distribute and our ability to pass on price increases to our customers and effectively manage inventories and margins in both inflationary and deflationary pricing environments;
•our ability to successfully implement our growth strategy, including identifying, successfully consummating and integrating acquisitions, opening new branches and expanding our product offerings;
•our ability to successfully expand into new geographic markets;
•product shortages, other disruptions in our supply chain or distribution network and potential loss of relationships with key suppliers, including increased shipping costs and delays and heightened risks relating to sourcing products from international suppliers;
•our ability to manage operating costs and achieve the anticipated benefits from our cost reduction and productivity initiatives;
•the potential loss of any significant customers or reduction in volume in purchases by our significant customers of products our customers purchase;
•our ability to renew leases for our facilities on acceptable terms or secure new facilities on acceptable terms;
•our ability to effectively manage our inventory as our sales volume or the prices of the products we distribute fluctuate;
•significant fluctuations in fuel costs or shortages in the supply of fuel;

•natural or man-made disruptions to our facilities or equipment;
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
•our current level of indebtedness and our potential to incur additional indebtedness, including through consummating acquisitions;
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

PART I – Financial Information
Item 1. Financial Statements
GMS Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	January 31, 2024	April 30, 2023
Assets
Current assets:
Cash and cash equivalents	$88,341	$164,745
Trade accounts and notes receivable, net of allowances of $15,548 and $13,636, respectively	794,721	792,232
Inventories, net	582,613	575,495
Prepaid expenses and other current assets	35,239	17,051
Total current assets	1,500,914	1,549,523
Property and equipment, net of accumulated depreciation of $295,789 and $264,650, respectively	437,386	396,419
Operating lease right-of-use assets	192,358	189,351
Goodwill	723,025	700,813
Intangible assets, net	382,614	399,660
Deferred income taxes	23,103	19,839
Other assets	12,153	11,403
Total assets	$3,271,553	$3,267,008
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$323,263	$377,003
Accrued compensation and employee benefits	98,447	119,887
Other accrued expenses and current liabilities	106,643	107,675
Current portion of long-term debt	48,094	54,035
Current portion of operating lease liabilities	47,915	47,681
Total current liabilities	624,362	706,281
Non-current liabilities:
Long-term debt	982,667	1,044,642
Long-term operating lease liabilities	146,128	141,786
Deferred income taxes, net	55,261	51,223
Other liabilities	44,191	48,319
Total liabilities	1,852,609	1,992,251
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 39,881 and 40,971 shares issued and outstanding as of January 31, 2024 and April 30, 2023, respectively	398	410
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of January 31, 2024 and April 30, 2023	—	—
Additional paid-in capital	345,818	428,508
Retained earnings	1,100,660	880,968
Accumulated other comprehensive loss	(27,932)	(35,129)
Total stockholders' equity	1,418,944	1,274,757
Total liabilities and stockholders' equity	$3,271,553	$3,267,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Net sales	$1,258,348	$1,234,618	$4,088,878	$4,025,150
Cost of sales (exclusive of depreciation and amortization shown separately below)	843,628	832,370	2,764,975	2,723,681
Gross profit	414,720	402,248	1,323,903	1,301,469
Operating expenses:
Selling, general and administrative	295,691	267,380	883,381	814,063
Depreciation and amortization	32,804	31,419	97,759	96,085
Total operating expenses	328,495	298,799	981,140	910,148
Operating income	86,225	103,449	342,763	391,321
Other (expense) income:
Interest expense	(18,784)	(16,943)	(56,440)	(47,659)
Write-off of debt discount and deferred financing fees	—	—	(1,401)	—
Other income, net	1,932	1,966	6,177	5,458
Total other expense, net	(16,852)	(14,977)	(51,664)	(42,201)
Income before taxes	69,373	88,472	291,099	349,120
Provision for income taxes	17,468	23,697	71,407	91,722
Net income	$51,905	$64,775	$219,692	$257,398
Weighted average common shares outstanding:
Basic	39,864	41,578	40,360	42,119
Diluted	40,512	42,232	41,026	42,812
Net income per common share:
Basic	$1.30	$1.56	$5.44	$6.11
Diluted	$1.28	$1.53	$5.35	$6.01
Comprehensive income
Net income	$51,905	$64,775	$219,692	$257,398
Foreign currency translation adjustments	14,404	10,215	4,638	(21,728)
Changes in other comprehensive income, net of tax	(7,044)	(1,880)	2,559	1,469
Comprehensive income	$59,265	$73,110	$226,889	$237,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2023	40,971	$410	$428,508	$880,968	$(35,129)	$1,274,757
Net income	—	—	—	86,830	—	86,830
Foreign currency translation adjustments	—	—	—	—	11,398	11,398
Other comprehensive income, net of tax	—	—	—	—	5,389	5,389
Repurchase and retirement of common stock	(469)	(5)	(30,779)	—	—	(30,784)
Equity-based compensation	—	—	3,304	—	—	3,304
Exercise of stock options	46	—	1,248	—	—	1,248
Issuance of common stock pursuant to employee stock purchase plan	58	1	2,663	—	—	2,664
Balances as of July 31, 2023	40,606	406	404,944	967,798	(18,342)	1,354,806
Net income	—	—	—	80,957	—	80,957
Foreign currency translation adjustments	—	—	—	—	(21,164)	(21,164)
Other comprehensive income, net of tax	—	—	—	—	4,214	4,214
Repurchase and retirement of common stock	(689)	(6)	(44,566)	—	—	(44,572)
Equity-based compensation	—	—	5,111	—	—	5,111
Exercise of stock options	19	—	508	—	—	508
Vesting of restricted stock units	119	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(3,975)	—	—	(3,975)
Balances as of October 31, 2023	40,055	401	362,021	1,048,755	(35,292)	1,375,885
Net income	—	—	—	51,905	—	51,905
Foreign currency translation adjustments	—	—	—	—	14,404	14,404
Other comprehensive loss, net of tax	—	—	—	—	(7,044)	(7,044)
Repurchase and retirement of common stock	(370)	(4)	(24,932)	—	—	(24,936)
Equity-based compensation	—	—	3,559	—	—	3,559
Exercise of stock options	163	1	3,296	—	—	3,297
Vesting of restricted stock units	2	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(48)	—	—	(48)
Issuance of common stock pursuant to employee stock purchase plan	31	—	1,922	—	—	1,922
Balances as of January 31, 2024	39,881	$398	$345,818	$1,100,660	$(27,932)	$1,418,944

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

GMS Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net income	$219,692	$257,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,759	96,085
Write-off and amortization of debt discount and debt issuance costs	3,374	1,176
Equity-based compensation	16,507	17,289
Gain on disposal of assets	(663)	(614)
Deferred income taxes	(6,410)	(1,951)
Other items, net	3,876	5,891
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	2,691	(28,148)
Inventories	7	(34,717)
Prepaid expenses and other assets	(19,184)	(907)
Accounts payable	(56,803)	(51,491)
Accrued compensation and employee benefits	(21,505)	(16,469)
Other accrued expenses and liabilities	(10,315)	(6,615)
Cash provided by operating activities	229,026	236,927
Cash flows from investing activities:
Purchases of property and equipment	(39,728)	(33,250)
Proceeds from sale of assets	1,948	1,661
Acquisition of businesses, net of cash acquired	(55,402)	(20,415)
Cash used in investing activities	(93,182)	(52,004)
Cash flows from financing activities:
Repayments on revolving credit facilities	(525,009)	(361,247)
Borrowings from revolving credit facilities	443,973	390,113
Payments of principal on long-term debt	(1,250)	(3,832)
Borrowings from term loan amendment	288,266	—
Repayments from term loan amendment	(287,769)	—
Payments of principal on finance lease obligations	(30,381)	(26,167)
Repurchases of common stock	(100,292)	(82,767)
Payment of acquisition holdback liability	—	(13,500)
Payment for debt issuance costs	(5,825)	(3,157)
Proceeds from exercises of stock options	5,053	2,430
Payments for taxes related to net share settlement of equity awards	(4,023)	(4,005)
Proceeds from issuance of stock pursuant to employee stock purchase plan	4,586	3,203
Cash used in financing activities	(212,671)	(98,929)
Effect of exchange rates on cash and cash equivalents	423	(1,247)
(Decrease) increase in cash and cash equivalents	(76,404)	84,747
Cash and cash equivalents, beginning of period	164,745	101,916
Cash and cash equivalents, end of period	$88,341	$186,663
Supplemental cash flow disclosures:
Cash paid for income taxes	$93,661	$85,642
Cash paid for interest	57,300	49,193
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

	January 31, 2024	April 30, 2023
	(in thousands)
Medical self‑insurance	$3,725	$4,275
General liability, automobile and workers’ compensation	23,745	20,502
Expected recoveries for insurance liabilities	(5,477)	(3,531)

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
Recently Issued Accounting Pronouncements
Segment Reporting. In November 2023, the Financial Accounting Standards Board ("FASB") issued new guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker ("CODM"). The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The new guidance will apply retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
Income Taxes. In December 2023, the FASB issued new guidance to enhance income tax disclosures primarily through changes in the rate reconciliation and income taxes paid disclosures. The new guidance is effective for fiscal years beginning after December 15, 2024. The new guidance will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
Pending Acquisition
On December 18, 2023, the Company entered into a definitive agreement to acquire Kamco Supply Corporation and affiliates ("Kamco") for a purchase price of $321.5 million, inclusive of additional consideration in connection with the exit of a legacy pension fund. The Company expects to fund this transaction with cash on hand and borrowings under the Company’s revolving credit facility. Kamco is a leading regional supplier of ceilings, wallboard, steel, lumber, and other related construction products. Kamco operates five distribution facilities in the greater New York City area and services the New York metro and tri-state area. The transaction is expected to close during the fourth quarter of fiscal 2024, subject to the satisfaction of customary closing conditions.
Fiscal 2024 Acquisitions
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
The following table summarizes the preliminary acquisition accounting for the Company's fiscal 2024 acquisitions of Jawl and AMW based on currently available information:

	Preliminary Acquisition Accounting	Adjustments	Preliminary Acquisition Accounting
	(in thousands)
Cash	$3,027	$—	$3,027
Trade accounts and notes receivable	4,602	(176)	4,426
Inventories	8,181	—	8,181
Other assets	2,945	—	2,945
Customer relationships	27,554	(4,353)	23,201
Tradenames	6,064	(664)	5,400
Goodwill	17,443	3,487	20,930
Accounts payable and other liabilities	(3,622)	24	(3,598)
Deferred income taxes	(6,586)	1,181	(5,405)
Fair value of consideration transferred	$59,608	$(501)	$59,107

Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is attributable to the Company's geographic divisions reportable segment. Goodwill of $17.0 million is not expected to be deductible for U.S. federal income tax purposes and goodwill of $3.9 million is expected to be deductible for U.S. federal income tax purposes. The estimated useful life for the customer relationships is 10 years and the estimated useful life for the tradenames is 15 years.
3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	January 31, 2024	April 30, 2023
	(in thousands)
Trade receivables	$671,201	$713,372
Other receivables	139,068	92,496
Allowance for expected credit losses	(9,132)	(8,606)
Other allowances	(6,416)	(5,030)
Trade accounts and notes receivable	$794,721	$792,232
The following table presents the change in the allowance for expected credit losses during the nine months ended January 31, 2024:

(in thousands)
Balance as of April 30, 2023	$8,606
Provision	783
Other, net	(257)
Balance as of January 31, 2024	$9,132

Receivables from contracts with customers, net of allowances, were $655.7 million and $699.7 million as of January 31, 2024 and April 30, 2023, respectively. The Company did not have material amounts of contract assets or liabilities as of January 31, 2024 or April 30, 2023.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2023	$765,314	$(64,501)	$700,813
Goodwill recognized from acquisitions	20,930	—	20,930
Acquisition accounting adjustments from prior period	(132)	—	(132)
Translation adjustment	1,907	(493)	1,414
Balance as of January 31, 2024	$788,019	$(64,994)	$723,025
As of January 31, 2024, $615.2 million of goodwill was assigned to the Company's geographic divisions reportable segment and $107.8 million was assigned to the Company's other segment. During the nine months ended January 31, 2024, the Company recorded measurement period adjustments related to its Engler, Meier and Justus, Inc. and Blair Building Materials, Inc. acquisitions.
Intangible Assets

The following tables present the components of the Company’s intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	January 31, 2024
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	12.4	$686,471	$(466,614)	$219,857
Definite-lived tradenames	5-20	15.5	106,118	(30,735)	75,383
Vendor agreements	10	10.0	1,000	(650)	350
Developed technology	5-10	6.9	8,313	(5,882)	2,431
Other	3-5	3.2	1,551	(1,325)	226
Definite-lived intangible assets		12.7	$803,453	$(505,206)	$298,247
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$382,614

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2023
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-16	12.4	$669,142	$(432,220)	$236,922
Definite-lived tradenames	5-20	15.6	100,326	(25,407)	74,919
Vendor agreements	8-10	10.0	1,000	(575)	425
Developed technology	5-10	6.9	8,261	(5,596)	2,665
Other	3-5	3.2	1,551	(1,189)	362
Definite-lived intangible assets		12.8	$780,280	$(464,987)	$315,293
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$399,660

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Amortization expense related to definite-lived intangible assets was $15.5 million and $16.3 million for the three months ended January 31, 2024 and 2023, respectively, and $47.2 million and $50.9 million for the nine months ended January 31, 2024 and 2023, respectively.
The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2024 (remaining three months)	$14,236
2025	53,109
2026	44,908
2027	38,761
2028	32,141
Thereafter	115,092
Total	$298,247
The Company’s indefinite-lived intangible assets as of January 31, 2024 and April 30, 2023 consisted of indefinite-lived tradenames.

5. Long-Term Debt

The Company’s long-term debt consisted of the following:

	January 31, 2024	April 30, 2023
	(in thousands)
Term Loan Facility	$498,750	$499,503
Unamortized discount and deferred financing costs on Term Loan Facility	(6,106)	(2,442)
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(3,596)	(4,113)
ABL Facility	29,000	110,000
Finance lease obligations	158,437	137,303
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2028	4,293	8,529
Unamortized discount on installment notes	(17)	(103)
Carrying value of debt	1,030,761	1,098,677
Less current portion	48,094	54,035
Long-term debt	$982,667	$1,044,642
Term Loan Facility
The Company has a senior secured first lien term loan facility (the “Term Loan Facility”) with $498.8 million outstanding as of January 31, 2024. The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, beginning January 1, 2024 with the remaining balance due May 12, 2030. As of January 31, 2024, the applicable rate of interest under the Term Loan Facility was 8.33%. As discussed in Note 15, “Subsequent Event”, the Term Loan Facility was amended on February 2, 2024, to reduce the interest rate applicable to the outstanding borrowings under the Term Loan Facility. Following such amendment, borrowings under the Term Loan Facility bear interest at a floating rate per annum based on the Secured Overnight Financing Rate ("SOFR") plus 2.25%. The Company

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

has interest rate swap and collar agreements to convert the variable interest rate on a portion of its Term Loan Facility to a fixed rate. For more information, see Note 11, "Fair Value Measurements."
On May 12, 2023, the Company amended the Term Loan Facility to provide refinancing term loans in the aggregate principal amount of $500.0 million, the net proceeds of which were used, together with cash on hand, to refinance the then outstanding borrowings under the Term Loan Facility in the principal amount of $499.5 million and pay related fees. The net $0.5 million increase in aggregate principal amount consisted of a $211.7 million cashless roll by existing lenders, $288.3 million of proceeds received from new lenders and $287.8 million of payments to lenders who did not participate in the refinancing. During the six months ended October 31, 2023, the Company corrected the presentation of the cash flows associated with the refinancing from a net presentation as shown in the cash flow statement for the three-month period ended July 31, 2023 to a presentation reporting the gross cash inflows and outflows within financing activities in the Condensed Consolidated Statement of Cash Flows. There was no impact to any of the cash flow subtotals (operating, investing, or financing) as a result of this correction of an immaterial cash flow misstatement. The amendment also amended the Term Loan Facility to, among other things, (i) replace the administrative and collateral agent, (ii) extend the maturity date by seven years from the date of the amendment to May 12, 2030 and (iii) modify certain thresholds, baskets and amounts referenced therein. The Company recorded a write-off of debt discount and deferred financing fees of $1.4 million, which is included in write-off of debt discount and deferred financing fees in the Consolidated Statement of Operations and Comprehensive Income for the nine months ended January 31, 2024.
Senior Notes
The Company has senior unsecured notes due May 2029 (the "Senior Notes") in the aggregate principal amount of $350.0 million. The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1.
Asset Based Lending Facility
The Company has an asset based revolving credit facility (the “ABL Facility”) that provides for aggregate revolving commitments of $950.0 million as of January 31, 2024. Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and accounts receivable, subject to certain reserves and other adjustments.
As of January 31, 2024, at the Company’s option, the interest rates applicable to the loans under the ABL Facility were based on SOFR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of January 31, 2024, the weighted average interest rate on borrowings was 8.75%.
As of January 31, 2024, the Company had available borrowing capacity of approximately $813.4 million under the ABL Facility. The ABL Facility matures on December 22, 2027. The ABL Facility contains a cross default provision with the Term Loan Facility.
Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. As of January 31, 2024, the Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes.
The ABL Facility contains certain covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of January 31, 2024.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Debt Maturities
As of January 31, 2024, the maturities of long-term debt were as follows:

	Term Loan Facility	Senior Notes	ABL Facility	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2024 (remaining three months)	$1,250	$—	$—	$11,103	$74	$12,427
2025	5,000	—	—	41,549	1,615	48,164
2026	5,000	—	—	35,742	714	41,456
2027	5,000	—	—	30,220	694	35,914
2028	5,000	—	29,000	23,409	620	58,029
Thereafter	477,500	350,000	—	16,414	576	844,490
	$498,750	$350,000	$29,000	$158,437	$4,293	$1,040,480

6. Leases
The components of lease expense were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$7,419	$6,121	$21,297	$17,918
Interest on lease liabilities	2,072	1,800	5,826	5,361
Operating lease cost	16,231	13,293	47,980	39,272
Variable lease cost	4,155	4,919	12,594	16,499
Total lease cost	$29,877	$26,133	$87,697	$79,050
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended January 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$46,835	$39,675
Operating cash flows from finance leases	5,826	5,361
Financing cash flows from finance leases	30,381	26,167
Right-of-use assets obtained in exchange for lease obligations
Operating leases	39,865	34,607
Finance leases	55,662	42,421

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other information related to leases was as follows:

	January 31, 2024	April 30, 2023
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$269,168	$231,488
Accumulated depreciation	(71,529)	(65,274)
Property and equipment, net	$197,639	$166,214
Weighted-average remaining lease term (years)
Operating leases	5.3	5.2
Finance leases	4.0	3.9
Weighted-average discount rate
Operating leases	5.6%	5.0%
Finance leases	5.5%	4.9%
Future minimum lease payments under non-cancellable leases as of January 31, 2024 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2024 (remaining three months)	$13,149	$12,390
2025	48,416	57,863
2026	40,708	45,063
2027	33,504	33,420
2028	25,196	23,704
Thereafter	17,140	54,334
Total lease payments	178,113	226,774
Less imputed interest	19,676	32,731
Total	$158,437	$194,043

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 24.5% and 26.3% for the nine months ended January 31, 2024 and 2023, respectively. The difference in the effective income tax rate over the U.S. federal statutory rate of 21.0% for the nine months ended January 31, 2024 and 2023 was primarily due to the impact of foreign taxes, state taxes and equity compensation.
Valuation allowance. The Company had a valuation allowance of $11.8 million and $11.7 million against its deferred tax assets as of January 31, 2024 and April 30, 2023, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.
Uncertain tax positions. The Company had no uncertain tax positions as of January 31, 2024 or April 30, 2023.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Stockholders’ Equity
Share Repurchases
On October 18, 2023, the Company's Board of Directors approved an expanded share repurchase program under which the Company is authorized to repurchase up to $250.0 million of its outstanding common stock. This expanded program replaced the Company’s previous share repurchase authorization of $200.0 million. The Company may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any purchases of the Company's common stock are subject to a variety of factors, including, but not limited to, the Company’s liquidity, credit availability, general business and market conditions, debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate the Company to acquire any amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. As of January 31, 2024, the Company had $216.5 million of remaining repurchase authorization under its stock repurchase program.
Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax. The Company includes the applicable excise tax as part of the cost basis of the shares acquired and records the taxes as a corresponding liability in accrued expenses and other liabilities in the Consolidated Balance Sheet.
The following table presents share repurchase activity for the nine months ended January 31, 2024:

	Nine Months Ended January 31,
	2024	2023
	(in thousands)
Amount repurchased pursuant to repurchase program	$99,609	$82,767
Excise taxes on repurchases	683	—
Repurchases of common stock	$100,292	$82,767

Number of shares repurchased	1,528	1,773
Accumulated Other Comprehensive Loss
The following table sets forth the changes to accumulated other comprehensive loss, net of tax, by component for the nine months ended January 31, 2024:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2023	$(35,129)	$—	$(35,129)
Other comprehensive income (loss) before reclassification	(2,725)	4,643	1,918
Gains on intra-entity transactions that are of a long-term investment nature	7,363	—	7,363
Reclassification to earnings from accumulated other comprehensive loss	—	(2,084)	(2,084)
Balance as of January 31, 2024	$(30,491)	$2,559	$(27,932)
Other comprehensive income before reclassification on derivative instruments for the nine months ended January 31, 2024 is net of $1.5 million of tax. Reclassification to earnings from accumulated other comprehensive loss for the nine months ended January 31, 2024 is net of tax of $0.7 million. Gains on intra-entity transactions that are of a long-term investment nature for the nine months ended January 31, 2024 are net of tax of $1.2 million.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Equity-Based Compensation
General

Equity-based compensation expense related to stock options and restricted stock units was $11.0 million and $9.4 million during the nine months ended January 31, 2024 and 2023, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Option Awards
The following table presents stock option activity for the nine months ended January 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2023	1,106	$32.60	6.5	$28,155
Options granted	151	74.75
Options exercised	(228)	22.12
Options forfeited	(13)	42.11
Outstanding as of January 31, 2024	1,016	$41.11	6.8	$43,710
Exercisable as of January 31, 2024	680	$30.63	5.8	$36,409
Vested and Expected to vest as of January 31, 2024	1,015	$41.11	6.8	$43,701
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price, multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares, net of expected forfeitures. The total intrinsic value of options exercised during the nine months ended January 31, 2024 and 2023 was $12.4 million and $6.5 million, respectively. As of January 31, 2024, there was $6.7 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.
The fair value of stock options granted during the nine months ended January 31, 2024 and 2023 was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting weighted average grant date fair value:

	Nine Months Ended January 31,
	2024	2023
Volatility	38.70%	45.80%
Expected life (years)	6.0	6.0
Risk-free interest rate	4.29%	2.67%
Dividend yield	—%	—%
Grant date fair value	$33.33	$25.26

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Restricted Stock Units
The following table presents restricted stock unit activity for the nine months ended January 31, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2023	353	$46.97
Granted	141	74.80
Vested	(175)	44.52
Forfeited	(5)	52.39
Outstanding as of January 31, 2024	314	$60.74
The total fair value of awards vested during the nine months ended January 31, 2024 and 2023 was $13.0 million and $8.8 million, respectively. As of January 31, 2024, there was $9.5 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. The Company recognized $1.0 million and $0.8 million of stock-based compensation expense related to the ESPP during the nine months ended January 31, 2024 and 2023, respectively.
The following table presents the number of shares of the Company’s common stock purchased under the ESPP and average price per share:

	Nine Months Ended January 31,
	2024	2023
	(shares in thousands)
Number of shares purchased under the ESPP	89	79
Average purchase price	$51.74	$40.47

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2023	$32,432	$2,407	$12,002
Amounts redeemed	(1,810)	(586)	(2,931)
Change in fair value	3,408	160	965
Balance as of January 31, 2024	$34,030	$1,981	$10,036

Classified as current as of April 30, 2023	$7,446	$545	$2,726
Classified as long-term as of April 30, 2023	24,986	1,862	9,276

Classified as current as of January 31, 2024	$8,123	$684	$3,423
Classified as long-term as of January 31, 2024	25,907	1,297	6,613
Total expense related to these instruments was $4.5 million and $7.1 million during the nine months ended January 31, 2024 and 2023, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and current liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. See Note 13, "Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests," in the Company's Annual Report on Form 10-K for the year ended April 30, 2023 for more information regarding stock appreciation rights, deferred compensation and redeemable noncontrolling interests.
11. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis:

	January 31, 2024	April 30, 2023
	(in thousands)
Interest rate swaps and collars (Level 2)	$3,390	$—
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
As of January 31, 2024, $2.2 million of the interest rate swap assets were classified in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and $1.2 million were classified in other assets. The Company recognized gains, net of tax, of $0.8 million and $2.1 million during the three and nine months ended January 31, 2024, respectively, related to its interest rate swaps. This amount is included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows. As of January 31, 2024, the Company expects that approximately $2.2 million of pre-

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

tax earnings will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” There were no material long-lived asset impairments during the nine months ended January 31, 2024 or 2023.
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

	January 31, 2024		April 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$324,188	$350,000	$308,000

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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

13. Segments
There have been no changes to the Company's reportable segments during the nine months ended January 31, 2024. For more information regarding the Company's reportable segments, see Note 16, "Segments," in the Company's Annual Report on Form 10-K for the year ended April 30, 2023.
Segment Results
The following tables present segment results:

	Three Months Ended January 31, 2024
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,224,907	$399,000	$29,179	$124,911
Other	33,441	15,720	3,544	3,109
Corporate	—	—	81	—
	$1,258,348	$414,720	$32,804	$128,020

	Three Months Ended January 31, 2023
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,201,183	$384,093	$27,159	$133,792
Other	33,435	18,155	4,140	7,036
Corporate	—	—	120	—
	$1,234,618	$402,248	$31,419	$140,828

	Nine Months Ended January 31, 2024
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$3,992,941	$1,272,880	$86,289	$454,503
Other	95,937	51,023	11,217	14,373
Corporate	—	—	253	—
	$4,088,878	$1,323,903	$97,759	$468,876

	Nine Months Ended January 31, 2023
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$3,928,170	$1,244,099	$82,887	$486,968
Other	96,980	57,370	12,827	24,387
Corporate	—	—	371	—
	$4,025,150	$1,301,469	$96,085	$511,355

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Net income	$51,905	$64,775	$219,692	$257,398
Interest expense	18,784	16,943	56,440	47,659
Write-off of debt discount and deferred financing fees	—	—	1,401	—
Interest income	(378)	(180)	(1,144)	(390)
Provision for income taxes	17,468	23,697	71,407	91,722
Depreciation expense	17,276	15,162	50,566	45,213
Amortization expense	15,528	16,257	47,193	50,872
Stock appreciation rights(a)	1,789	314	3,408	5,888
Redeemable noncontrolling interests and deferred compensation(b)	461	368	1,125	1,203
Equity-based compensation(c)	3,559	3,285	11,974	10,198
Severance and other permitted costs(d)	1,033	(315)	2,321	416
Transaction costs (acquisitions and other)(e)	765	476	3,373	1,154
Gain on disposal of assets(f)	(222)	(411)	(663)	(614)
Effects of fair value adjustments to inventory(g)	8	457	450	636
Debt transaction costs(h)	44	—	1,333	—
Adjusted EBITDA	$128,020	$140,828	$468,876	$511,355
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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Revenues by Product
The following table presents the Company’s net sales to external customers by main product lines:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Wallboard	$520,686	$500,710	$1,677,285	$1,606,821
Complementary products	378,555	352,647	1,233,084	1,157,144
Steel framing	203,363	234,451	672,231	787,499
Ceilings	155,744	146,810	506,278	473,686
Total net sales	$1,258,348	$1,234,618	$4,088,878	$4,025,150
Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
United States	$1,107,244	$1,089,888	$3,564,530	$3,530,083
Canada	151,104	144,730	524,348	495,067
Total net sales	$1,258,348	$1,234,618	$4,088,878	$4,025,150
The following table presents the Company’s property and equipment, net, by major geographic area:

	January 31, 2024	April 30, 2023
	(in thousands)
United States	$390,788	$354,652
Canada	46,598	41,767
Total property and equipment, net	$437,386	$396,419

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
	(in thousands, except per share data)
Net income	$51,905	$64,775	$219,692	$257,398
Basic earnings per common share:
Basic weighted average common shares outstanding	39,864	41,578	40,360	42,119
Basic earnings per common share	$1.30	$1.56	$5.44	$6.11
Diluted earnings per common share:
Basic weighted average common shares outstanding	39,864	41,578	40,360	42,119
Add: Common Stock Equivalents	648	654	666	693
Diluted weighted average common shares outstanding	40,512	42,232	41,026	42,812
Diluted earnings per common share	$1.28	$1.53	$5.35	$6.01
During the three and nine months ended January 31, 2024 and 2023, the number of Common Stock Equivalents excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive was not material. Anti-dilutive securities could be dilutive in future periods.

Note 15. Subsequent Event

On February 2, 2024, the Company amended its Term Loan Facility to reduce the interest rate applicable to the outstanding borrowings under the Term Loan Facility. The applicable rate for term SOFR loans under the Term Loan Facility was reduced from a floating rate per annum of Term SOFR (as defined in the Term Loan Facility) plus 3.00% to a floating rate per annum of Term SOFR plus 2.25% and the applicable rate for base rate loans under the Term Loan Facility was reduced from a floating rate per annum of the Base Rate (as defined in the Term Loan Facility) plus 2.00% to a floating rate per annum of the Base Rate plus 1.25%. The other material terms of the Term Loan Facility remain unchanged.

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

Market Conditions and Outlook
We believe the Company continues to be well-positioned to meet demand in our end markets and respond to fluctuations therein due to our broad mix of customers, including commercial, single-family and multi-family builders and contractors, our diverse product offerings and our expansive geographic scope.
Commercial
Demand for commercial projects in most of the sectors we serve has been improving, resulting in seven consecutive quarters of U.S. commercial wallboard volume growth and a more recent uptick in demand for ceilings and steel framing. Specifically, construction activity to support medical, education, data center and governmental projects has been solid while larger office projects, both new and for repair and remodeling (“R&R”) remain tempered, particularly in more mature urban markets.
As with residential contractors, both we and our commercial contractor customers face inflationary pressures and availability constraints for fuel, labor, certain building products and other miscellaneous expenses.
Residential – Single-Family
Following a period of strong levels of new single-family home purchases resulting from favorable demographics and low interest rates, single-family starts began to pull back in the summer of 2022 amid rising interest rates coupled with broader macroeconomic and other affordability concerns. As a result, a slowdown in demand for single-family construction products followed, and we began to see its impacts in our results during the latter half of fiscal 2023 for most of our geographic regions. After mortgage rates peaked in October 2023, they have since moderated slightly and sentiment from many of our homebuilder customers has improved. In addition, the sequential improvements in single-family demand that we reported for the second quarter of fiscal 2024 have continued. As such, given our current run rates along with recent permit and starts data, there are encouraging signs for continued recovery in the single-family market.
Residential – Multi-Family
Given the fundamental need for additional residential housing units, coupled with affordability concerns for prospective homebuyers and a lack of existing homes for sale, multi-family construction activity was robust throughout calendar 2023 and into our fiscal fourth quarter. Even as we’ve seen reduced permits and starts activity for multi-family, the backlog of projects, as completions have lagged starts, is expected to drive continued growth in this end market for GMS for the remainder of our fiscal year and into early fiscal 2025.
More broadly, the solid underlying demand fundamentals of the housing market, including favorable demographics, low levels of supply of new homes, a chronic undersupply of homes in general, and easing regulatory constraints for development are expected to provide support for the residential markets in the longer term.

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

Highlights

    Key highlights in our business during the nine months ended January 31, 2024 are described below:

•Generated net sales of $4,088.9 million during the nine months ended January 31, 2024, a 1.6% increase from the prior year period, primarily due to contributions from recent acquisitions, strong levels of multi-family residential construction activity, continuing commercial construction demand and resilient pricing in wallboard, ceilings and complementary products. In addition, there was one additional selling day during the nine months ended January 31, 2024 compared to the prior year period. These factors helped to offset declines in single-family construction demand and a challenging pricing environment in steel framing.

•Generated net income of $219.7 million during the nine months ended January 31, 2024, a 14.6% decrease compared to the prior year, primarily due to increased selling, general and administrative expenses driven by a shift in mix from single-family to commercial and multi-family end markets, which require a higher operational cost to serve, and incremental selling, general and administrative expenses from acquisitions and newly-opened greenfield locations, an increase in interest expense due to higher interest rates, and a write-off of debt discount and deferred financing fees in connection with our term loan refinancing. Net income as a percentage of sales was 5.4% and 6.4% during the nine months ended January 31, 2024 and 2023, respectively.

•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $468.9 million during the nine months ended January 31, 2024, a 8.3% decrease compared to the prior year. Adjusted EBITDA, as a percentage of net sales, decreased to 11.5% for the nine months ended January 31, 2024 compared to 12.7% for the nine months ended January 31, 2023, primarily due to deflationary dynamics in steel pricing and increased selling, general and administrative expenses discussed above.

•Completed two acquisitions, opened five greenfield locations and opened two tool sales, rental and service centers.

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
On December 18, 2023, the Company entered into a definitive agreement to acquire Kamco Supply Corporation and affiliates ("Kamco") for a purchase price of $321.5 million, inclusive of additional consideration in connection with the exit of a legacy pension fund. The Company expects to fund this transaction with cash on hand and borrowings under the Company’s revolving credit facility. Kamco is a leading regional supplier of ceilings, wallboard, steel, lumber, and other related construction products. Kamco operates five distribution facilities in the greater New York City area and services the New York metro and tri-state area. The transaction is expected to close during the fourth quarter of fiscal 2024, subject to the satisfaction of customary closing conditions.
For more information regarding our acquisitions, see Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Greenfields and Ames Stores
During the nine months ended January 31, 2024, we opened greenfield locations in Bonita Springs, Florida; Elizabeth, New Jersey; Indianapolis, Indiana; Jessup, Maryland; and North Orlando, Florida. We also opened two new sales, rental and service centers in San Antonio, Texas and Palm Desert, California.

Results of Operations
The following table summarizes key components of our results of operations for the three and nine months ended January 31, 2024 and 2023:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
	(dollars in thousands)
Statement of operations data:
Net sales	$1,258,348	$1,234,618	$4,088,878	$4,025,150
Cost of sales (exclusive of depreciation and amortization shown separately below)	843,628	832,370	2,764,975	2,723,681
Gross profit	414,720	402,248	1,323,903	1,301,469
Operating expenses:
Selling, general and administrative expenses	295,691	267,380	883,381	814,063
Depreciation and amortization	32,804	31,419	97,759	96,085
Total operating expenses	328,495	298,799	981,140	910,148
Operating income	86,225	103,449	342,763	391,321
Other (expense) income:
Interest expense	(18,784)	(16,943)	(56,440)	(47,659)
Write-off of debt discount and deferred financing fees	—	—	(1,401)	—
Other income, net	1,932	1,966	6,177	5,458
Total other expense, net	(16,852)	(14,977)	(51,664)	(42,201)
Income before taxes	69,373	88,472	291,099	349,120
Provision for income taxes	17,468	23,697	71,407	91,722
Net income	$51,905	$64,775	$219,692	$257,398
Non-GAAP measures:
Adjusted EBITDA(1)	$128,020	$140,828	$468,876	$511,355
Adjusted EBITDA margin(1)(2)	10.2%	11.4%	11.5%	12.7%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.

(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.
Three Months Ended January 31, 2024 and 2023
Net Sales

	Three Months Ended January 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Wallboard	$520,686	$500,710	$19,976	4.0%
Complementary products	378,555	352,647	25,908	7.3%
Steel framing	203,363	234,451	(31,088)	(13.3)%
Ceilings	155,744	146,810	8,934	6.1%
Total net sales	$1,258,348	$1,234,618	$23,730	1.9%

The increase in net sales during the three months ended January 31, 2024 compared to the prior year period was primarily due to contributions from recent acquisitions and continued demand in commercial and multi-family construction activity. These increases were partially offset by price deflation in steel framing, declines in single-family construction demand and weather-related project delays in January. The increase in net sales consisted of the following:
•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to higher multi-family volume, partially offset by lower single-family volume and a slight decrease in price/product mix;
•an increase in complementary products sales, which include insulation, joint treatment, tools (including automatic taping and finishing tools), lumber and various other specialty building products, primarily due to positive contributions from acquisitions, along with an increase in pricing in certain product categories and the execution of growth initiatives to increase product sales;
•an increase in ceilings sales, which are principally impacted by commercial construction activity, primarily due to higher volume and positive contributions from acquisitions, partially offset by a slight decrease in price/product mix; and
•partially offset by a decrease in steel framing sales, which are principally impacted by commercial construction activity, primarily due to a decrease in price/product mix, partially offset by higher volume.
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended January 31, 2024. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Three Months Ended January 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Net sales	$1,258,348
Recently acquired net sales (1)	(27,213)
Impact of foreign currency (2)	628
Base business net sales (3)	$1,231,763	$1,234,618	$(2,855)	(0.2)%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended January 31, 2024, net sales includes sales from the following acquisitions: Tanner Bolt and Nut, Inc. acquired on December 30, 2022, Engler, Meir and Justus, Inc., acquired on April 3, 2023, Blair Building Materials, Inc. acquired on April 3, 2023, Home Lumber acquired on May 1, 2023 and AMW acquired on October 1, 2023.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The decrease in organic net sales was primarily driven by price deflation in steel framing, declines in single-family construction demand and weather-related project delays in January, partially offset by continued demand in commercial and multi-family construction activity.
Gross Profit and Gross Margin

	Three Months Ended January 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Gross profit	$414,720	$402,248	$12,472	3.1%
Gross margin	33.0%	32.6%
The increase in gross profit during the three months ended January 31, 2024 compared to the prior year period was primarily due to incremental gross profit from acquisitions, higher commercial and multi-family sales volumes and the associated attainment of calendar year-end volume incentive targets, partially offset by lower steel pricing. Gross margin on net sales for the three months ended January 31, 2024 increased compared to the prior year period, primarily due to the attainment of calendar year-end volume incentive targets.
Selling, General and Administrative Expenses

	Three Months Ended January 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$295,691	$267,380	$28,311	10.6%
% of net sales	23.5%	21.7%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Selling, general and administrative expenses increased during the three months ended January 31, 2024 compared to the prior year period, primarily due to increases in payroll and payroll-related costs, maintenance costs and facilities costs. Also contributing were incremental selling, general and administrative expenses from acquisitions and newly-opened greenfield locations. The increase in selling, general and administrative expenses as a percentage of our net sales during the three months ended January 31, 2024 compared to the prior year period was primarily due to deflationary dynamics in steel pricing and a shift in mix from single-family to commercial and multi-family end markets, which require a higher operational cost to serve.
Depreciation and Amortization Expense

	Three Months Ended January 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Depreciation	$17,276	$15,162	$2,114	13.9%
Amortization	15,528	16,257	(729)	(4.5)%
Depreciation and amortization	$32,804	$31,419	$1,385	4.4%
Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. The increase in depreciation expense during the three months ended January 31, 2024 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in acquisitions and capital expenditures over the past year. The decrease in amortization expense during the three months ended January 31, 2024 was primarily due to the time-based progression of our use of the accelerated method of amortization for acquired customer relationships, partially offset by incremental expense resulting from definite-lived intangible assets obtained in acquisitions over the past year.
Interest Expense

	Three Months Ended January 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Interest expense	$18,784	$16,943	$1,841	10.9%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The increase in interest expense during the three months ended January 31, 2024 compared to the prior year period was primarily due to increases in interest rates.

Income Taxes

	Three Months Ended January 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$17,468	$23,697	$(6,229)	(26.3)%
Effective tax rate	25.2%	26.8%
The change in the effective income tax rate during the three months ended January 31, 2024 compared to the prior year period was primarily due to foreign taxes and equity compensation.
Nine Months Ended January 31, 2024 and 2023
Net Sales

	Nine Months Ended January 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Wallboard	$1,677,285	$1,606,821	$70,464	4.4%
Complementary products	1,233,084	1,157,144	75,940	6.6%
Steel framing	672,231	787,499	(115,268)	(14.6)%
Ceilings	506,278	473,686	32,592	6.9%
Total net sales	$4,088,878	$4,025,150	$63,728	1.6%

The increase in net sales during the nine months ended January 31, 2024 compared to the prior year period was primarily due to contributions from recent acquisitions, strong levels of multi-family residential construction activity, continuing commercial construction demand and resilient pricing in wallboard, ceilings and complementary products. In addition, there was one additional selling day during the nine months ended January 31, 2024 compared to the prior year period. These factors helped to offset declines in single-family construction demand, price deflation in steel framing and the negative impact of foreign currency translation on net sales during the nine months ended January 31, 2024. The increase consisted of the following:
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

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the nine months ended January 31, 2024.

	Nine Months Ended January 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Net sales	$4,088,878
Recently acquired net sales (1)	(109,639)
Impact of foreign currency (2)	11,706
Base business net sales (3)	$3,990,945	$4,025,150	$(34,205)	(0.8)%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the nine months ended January 31, 2024, net sales includes sales from the following acquisitions: Construction Supply and Southwest Florida acquired on June 1, 2022, Tanner acquired on December 30, 2022, Engler, Meir and Justus, Inc., acquired on April 3, 2023, Blair Building Materials, Inc. acquired on April 3, 2023, Home Lumber acquired on May 1, 2023 and AMW acquired on October 1, 2023.
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
Gross Profit and Gross Margin

	Nine Months Ended January 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Gross profit	$1,323,903	$1,301,469	$22,434	1.7%
Gross margin	32.4%	32.3%
The increase in gross profit during the nine months ended January 31, 2024 compared to the prior year period was primarily due to incremental gross profit from acquisitions, higher commercial and multi-family sales volumes and the associated attainment of calendar year-end volume incentive targets, partially offset by lower steel pricing. Gross margin on net sales for the nine months ended January 31, 2024 increased compared to the prior year period primarily due to an increase in margins for complementary products and wallboard, partially offset by deflationary dynamics in steel pricing.
Selling, General and Administrative Expenses

	Nine Months Ended January 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$883,381	$814,063	$69,318	8.5%
% of net sales	21.6%	20.2%
Selling, general and administrative expenses increased during the nine months ended January 31, 2024 compared to the prior year period, primarily due to increases in payroll and payroll-related costs, maintenance costs and facilities costs. Also contributing were incremental selling, general and administrative expenses from acquisitions and newly-opened greenfield locations and an increase in transaction-related costs. The increase in selling, general and administrative expenses as a percentage of our net sales during the nine months ended January 31, 2024 compared to the prior year period was primarily due to deflationary dynamics in steel pricing and a shift in mix from single-family to commercial and multi-family end markets, which require a higher operational cost to serve.
Depreciation and Amortization Expense

	Nine Months Ended January 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Depreciation	$50,566	$45,213	$5,353	11.8%
Amortization	47,193	50,872	(3,679)	(7.2)%
Depreciation and amortization	$97,759	$96,085	$1,674	1.7%
The increase in depreciation expense during the nine months ended January 31, 2024 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in acquisitions and capital expenditures over the past year. The decrease in amortization expense during the nine months ended January 31, 2024 was primarily due to the time-based progression of our use of the accelerated method of amortization for acquired customer relationships, partially offset by incremental expense resulting from definite-lived intangible assets obtained in acquisitions over the past year.
Interest Expense

	Nine Months Ended January 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Interest expense	$56,440	$47,659	$8,781	18.4%
The increase in interest expense during the nine months ended January 31, 2024 compared to the prior year period was primarily due to increases in interest rates.
Income Taxes

	Nine Months Ended January 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$71,407	$91,722	$(20,315)	(22.1)%
Effective tax rate	24.5%	26.3%
The change in the effective income tax rate during the nine months ended January 31, 2024 compared to the prior year period was primarily due to the impact of actions taken during the prior year in anticipation of expected changes in Canadian tax regulations, which caused a higher effective rate, as well as equity compensation.

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
As of January 31, 2024, we had available borrowing capacity of approximately $813.4 million under our ABL Facility. The ABL Facility is scheduled to mature on December 22, 2027. The ABL Facility contains a cross default provision with the senior secured first lien term loan facility (the “Term Loan Facility”).
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

On February 2, 2024, we amended our Term Loan Facility to reduce the interest rate applicable to the outstanding borrowings under the Term Loan Facility. The applicable rate for term SOFR loans under the Term Loan Facility was reduced from a floating rate per annum of Term SOFR (as defined in the Term Loan Facility) plus 3.00% to a floating rate per annum of Term SOFR plus 2.25% and the applicable rate for base rate loans under the Term Loan Facility was reduced from a floating rate per annum of the Base Rate (as defined in the Term Loan Facility) plus 2.00% to a floating rate per annum of the Base Rate plus 1.25%. The other material terms of the Term Loan Facility remain unchanged.
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
Cash Flows
A summary of our operating, investing and financing activities is shown in the following table:

	Nine Months Ended January 31,
	2024	2023
	(in thousands)
Cash provided by operating activities	$229,026	$236,927
Cash used in investing activities	(93,182)	(52,004)
Cash used in financing activities	(212,671)	(98,929)
Effect of exchange rates on cash and cash equivalents	423	(1,247)
(Decrease) increase in cash and cash equivalents	$(76,404)	$84,747

Operating Activities
The decrease in cash provided by operating activities during the nine months ended January 31, 2024 compared to the prior year period was primarily due to an increase in cash used for accounts payable and other accruals, partially offset by larger increases in inventory and accounts receivable in the prior year period related to ensuring product availability and managing price inflation amid an environment of tight and less reliable supply.
Investing Activities
The increase in cash used in investing activities during the nine months ended January 31, 2024 compared to the prior year period was primarily due to a $35.0 million increase in cash used for acquisitions and a $6.5 million increase in capital expenditures.
Capital expenditures during the nine months ended January 31, 2024 primarily consisted of the purchase of delivery and warehouse equipment, land and buildings, building and leasehold improvements, and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.
Financing Activities
The increase in cash used in financing activities during the nine months ended January 31, 2024 compared to the prior year period was primarily due to net repayments of $81.0 million under our revolving credit facilities during the nine months ended January 31, 2024, compared to net borrowings of $28.9 million during the prior year period. Also contributing to the change was a $17.5 million increase in repurchases of common stock during the nine months ended January 31, 2024 compared to the prior year period and a $4.2 million increase in finance lease payments. Partially offsetting these increases was a $13.5 million holdback liability payment during the prior year period.
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
We repurchased approximately 1.5 million shares of our common stock for $99.6 million pursuant to our share repurchase program during the nine months ended January 31, 2024, plus $0.7 million of excise taxes. As of January 31, 2024, we had $216.5 million of remaining purchase authorization.
Debt Covenants
The ABL Facility, Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the ABL Facility, Term Loan Facility and the indenture governing the Senior Notes. We were in compliance with all such covenants as of January 31, 2024.
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

Newly Issued Accounting Pronouncements

See Note 1 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding recently issued accounting pronouncements.

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

The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Net income	$51,905	$64,775	$219,692	$257,398
Interest expense	18,784	16,943	56,440	47,659
Write-off of debt discount and deferred financing fees	—	—	1,401	—
Interest income	(378)	(180)	(1,144)	(390)
Provision for income taxes	17,468	23,697	71,407	91,722
Depreciation expense	17,276	15,162	50,566	45,213
Amortization expense	15,528	16,257	47,193	50,872
Stock appreciation rights(a)	1,789	314	3,408	5,888
Redeemable noncontrolling interests and deferred compensation(b)	461	368	1,125	1,203
Equity-based compensation(c)	3,559	3,285	11,974	10,198
Severance and other permitted costs(d)	1,033	(315)	2,321	416
Transaction costs (acquisitions and other)(e)	765	476	3,373	1,154
Gain on disposal of assets(f)	(222)	(411)	(663)	(614)
Effects of fair value adjustments to inventory(g)	8	457	450	636
Debt transaction fees(h)	44	—	1,333	—
Adjusted EBITDA	$128,020	$140,828	$468,876	$511,355

Net sales	$1,258,348	$1,234,618	$4,088,878	$4,025,150
Adjusted EBITDA Margin	10.2%	11.4%	11.5%	12.7%
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of January 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products, as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims if the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or to have violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. Since 2002 and as of January 31, 2024, approximately 1,065 asbestos-related personal injury lawsuits have been filed, and we vigorously defend against them. Of these, 1,011 have been dismissed without any payment by us, 40 are pending and only 14 have been settled, which settlements have not materially impacted our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, personal injury, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The number of shares repurchased and the average price paid per share for each month in the three months ended January 31, 2024 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
				(in thousands)
November 1 through November 30	237,487	$62.93	237,487	$226,397
December 1 through December 31	83,681	70.52	83,681	220,496
January 1 through January 31	49,064	81.42	49,064	216,501
Total	370,232		370,232
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

GMS INC.

Date: February 29, 2024	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)