Form 10-K
period 2024-04-30
GMS Inc.
filed 2024-06-20
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2024
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on October 31, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was $2,328.2 million (based on the closing sale price of the Registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 39,651,308 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 31, 2024.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and statements about our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this Annual Report on Form 10-K in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1, “Business” are forward-looking statements.
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1, “Business,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•general business, financial market and economic conditions, including inflation and deflation, rising interest rates, supply chain disruptions, labor shortages and increased labor costs, geopolitical conflicts, an economic downturn or recession and capital market volatility;
•our dependency upon the cyclical commercial and residential construction markets, both new and repair and remodeling, or R&R, including any impact from a decline or delay in residential or commercial construction activity, including from disruptions caused by the inability of commercial borrowers to repay their debt obligations, and from the availability or cost of financing;
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
•the potential loss of any significant customers or reduction in volume of purchases by our significant customers;
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
•the impact of federal, state, provincial and local regulations and the regulatory environment in which we operate;
•our inability to engage in activities that may be in our best long-term interests because of restrictions in our debt agreements;
•our current level of indebtedness and our ability to incur additional indebtedness, including to fund acquisitions;
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
Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, they may not be predictive of results or developments in future periods.
Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the "SEC") after the date of the filing of this Annual Report on Form 10-K.

PART I
Item 1. Business
Company Overview and History
GMS Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” “GMS” or the “Company”), through its wholly owned operating subsidiaries, operates a network of more than 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. We also operate more than 100 tool sales, rental and service centers. Through these operations, we provide a comprehensive selection of building products and solutions for our residential and commercial contractor customer base across the United States and Canada. Our operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling us to generate significant economies of scale while maintaining high levels of customer service.
Since our founding in 1971, we have grown our business from a single location to more than 400 locations across 47 U.S. states and six Canadian provinces through a combination of strategic acquisitions and organic growth, including the opening of new branches (“greenfields”) and tool sales, rental and service centers. Underpinning that growth is our entrepreneurial culture, which both enables us to drive organic growth by delivering outstanding customer service and makes us an attractive acquirer for smaller distributors.
During fiscal 2024, we completed three acquisitions and opened five new distributions centers and three new Ames tool sales, rental and service centers.
On May 1, 2023, we acquired Jawl Lumber Corporation ("Jawl"), which provides services to the Vancouver Island market in Canada under the Home Lumber and Building Supplies ("Home Lumber") brand name. Home Lumber is a leading supplier of lumber, engineered wood, doors, framing packages and siding as well as other key complementary building materials in the Vancouver Island market. Home Lumber operates from a single location in Victoria, Canada. On October 1, 2023, we acquired AMW Construction Supply, LLC ("AMW"), a distributor of tools and fasteners and other complementary products servicing the Phoenix, Arizona metro area. AMW operates from a single location in Phoenix, Arizona. On March 1, 2024, we acquired Kamco Supply Corporation and affiliates ("Kamco"), a leading regional supplier of ceilings, wallboard, steel, lumber, and other related construction products. Kamco operates five distribution facilities in the greater New York City area and services the New York metro and tri-state area.
Also during fiscal 2024, we opened greenfield locations in Bonita Springs, Florida; Elizabeth, New Jersey; Indianapolis, Indiana; Jessup, Maryland; and North Orlando, Florida. We also opened three new Ames tool sales, rental and service centers in San Antonio, Texas; Palm Desert, California; and Port St. Lucie, Florida.

Business Strategy
The key elements of our business strategy are as follows:
•Expand Core Products. Our business strategy includes an emphasis on expanding our market share in our core products (wallboard, ceilings and steel framing) both organically and through acquisitions.
•Grow Complementary Products. We are focused on growing our complementary product lines, with a particular emphasis on achieving growth in tools and fasteners, insulation and External Insulation and Finishing Systems (“EIFS”) and stucco, and to diversify and expand our product offerings in order to better serve our customers.
•Expand our Platform. Our growth strategy includes the pursuit of both greenfield openings and strategic acquisitions to further broaden our geographic markets, enhance our service levels and expand our product offerings.
◦Greenfield openings. Our strategy for opening new branches is generally to further penetrate existing markets or to enter new markets adjacent to our existing operations. For adjacent markets, we typically have pre-existing customer relationships in those markets but need a new location to fully serve those relationships.
◦Acquisitions. We have a proven history of consummating complementary acquisitions in new and contiguous markets. Due to the large, fragmented nature of our markets and our reputation throughout the industry, we believe we will continue to have access to a robust acquisition pipeline to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that we believe will fit our culture and business model and we have built an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can continue to achieve substantial synergies, better serve our customers and drive earnings accretion from our acquisition strategy.
•Drive Improved Productivity and Profitability. Our business strategy entails a focus on reduced complexity, enhanced productivity and improved profitability across the organization, seeking to leverage our scale and employ both technology and other best practices to lower our costs to deliver further margin expansion and earnings growth. We also expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service.
Products
We provide a comprehensive product offering of wallboard, ceilings, steel framing and complementary construction products. By carrying a full line of wallboard and ceilings along with steel framing and complementary products, we serve as a one-stop shop for our customers. For information on net sales of our products, see Note 16, “Segments” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Wallboard
Wallboard is one of the most widely used building products for interior and exterior walls and ceilings in residential and commercial structures due to its low cost, ease of installation and superior performance in providing comfort, fire resistance, thermal insulation, sound insulation, mold and moisture resistance, impact resistance, aesthetics and design elements. Wallboard is sold in panels of various dimensions, suited to various applications. In commercial and institutional construction projects, architectural specifications and building codes provide requirements related to the thickness of the panels and, in some cases, other characteristics, including fire resistance. In addition, there are wallboard products that provide some additional value in use. These include lighter-weight panels, panels with additional sound insulation, and panels coated to provide mold and moisture resistance. In addition to the interior wallboard products described above, exterior sheathing is a water-resistant wallboard product designed for attachment to exterior sidewall framing as an underlayment for various exterior siding materials.
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

Ceilings
Our ceilings product line consists of suspended mineral fiber, soft fiber and metal ceiling systems primarily used in offices, hotels, hospitals, retail facilities, schools and a variety of other commercial and institutional buildings. The principal components of our ceiling systems are typically square mineral fiber tiles and the metal grid that holds the tile in place, complemented by architectural specialty products in certain applications. Architectural specialty ceiling products, which are made from a variety of materials, are a growing component of our product offerings given their specified, often customized nature and our ability to service customer requirements through a dedicated and experienced sales force focused on such products.
Our ceilings product line is primarily sold into commercial and institutional applications. Because interior contractors frequently purchase ceilings and wallboard from the same distributor, the breadth of our offerings serves to increase sales of all of our product lines, which are often delivered together to the same worksite as part of a commercial package. In the ceilings market, brand is highly valued and often specified by the architect of a commercial building. Because of our strong market position, we have exclusive access to the leading ceilings brands in many of our local markets. In addition, ceiling tile systems differ in size, shape, performance characteristics and aesthetic appeal between manufacturers, and as such, they often can only be replaced with the same brand for R&R projects. As a result, the leading brands’ installed base of product generates built-in demand for replacement product over time, and we benefit from these recurring sales.
Steel Framing
Our steel framing product line consists of steel track, studs and the various other steel products used to frame the interior walls of a commercial or institutional building. Typically, the contractor who installs the steel framing also installs the wallboard, and the two products, along with ceilings, insulation and other complementary products, are sold together as part of a commercial package. Most of our steel framing products are sold for use in commercial buildings.
Complementary Products
We offer our customers complementary products, including tools and fasteners, insulation, EIFS and stucco, lumber and other wood products, ready-mix joint compound and safety products. We partner with leading vendors for many of these products and merchandise them in showrooms that are adjacent to many of our warehouses or our free-standing or co-located Ames tool sales, rental and service centers. In addition, certain products are provided on a regional basis to address local preferences. We believe our customers value our product breadth and geographic reach, as well as our delivery capabilities and on-site expertise and consultation services. While pricing is important to our customers, availability, convenience and expertise are also important factors in their purchase decisions. These complementary products allow us to provide a full suite of products across our entire business, enhancing our margins and creating value for our customers. In recent years, through specific initiatives and strategic acquisitions, we have expanded our complementary product lines to further solidify our position as a one-stop-shop for the interior contractor and gain a greater share of overall contractor purchases. We are the leading provider of automatic taping and finishing ("ATF") tools and related products to the professional drywall finishing industry. ATF tools enable interior finishing contractors to finish drywall joints faster than less productive hand finishing methods.
Distribution
We distribute our core and complementary products through our distribution centers. We also distribute ATF tools and related tools and products through our tool sales, rental and service centers and an independent network of wholesale dealers. Our products are also available through our e-commerce platforms.
We serve as a critical link between our suppliers and our fragmented customer base. Our sales, dispatch and delivery teams coordinate an often complicated, customized delivery plan to ensure that our delivery schedule matches the customer’s job site schedule. The deliveries are made while taking into account the specific challenges of a customer’s job site, that no damage occurs to the customer’s property and, most importantly, that proper safety procedures are followed at all times. Often this requires us to send an employee to a job site before the delivery to document the specific requirements and safety considerations of a particular location. Given the logistical intensity of this process and the premium contractors place on distributors delivering the right product, at the right time, in the right place, we can differentiate ourselves based on service. In addition to executing a logistics-intensive service, we facilitate purchasing relationships between suppliers and our customer base by transferring technical product knowledge, educating contractors on proper installation techniques for new products, ensuring local product availability and extending trade credit.

Additionally, based on certain unique product attributes and delivery requirements for some of our products, the distribution of these items requires a higher degree of logistics and service expertise than most other building products. For example, wallboard has a high weight-to-value ratio, is easily damaged, cannot be left outside and often must be delivered to a job site before or after normal business hours. As a value-added service, we often deliver our products directly to the specific room where they are installed. For example, we can place the amount and type of wallboard necessary for a fifth-story room of a new building through the fifth story window using a specialized truck with an articulating boom loader. To do this effectively, we need to load the truck at the branch so that the amount and type of wallboard for each room of the building can be off-loaded by the articulating boom loader in the right sequence. In this way, the service we provide delivers significant value to our customers.
Our Industry
As the construction market in North America evolved during the second half of the 20th century, contractors began to specialize in specific trades within the construction process and specialty distributors emerged to supply them. We, along with other specialty distributors, tailored our product offerings and service capabilities to meet the unique needs of these trades. Today, specialty distributors comprise the preferred distribution channel for wallboard, ceilings and steel framing in both the commercial and residential construction markets. In addition to focusing on their core products, specialty distributors also offer additional and ancillary products, which are complementary to their main products in an effort to provide their customers with a full suite of relevant products and to drive additional sales and margin opportunities. For us, these products include tools and fasteners, insulation, EIFS and stucco, lumber and other wood products, ready-mix joint compound, safety products and various other construction products.
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
Residential
Residential new construction activity is driven by several factors, including demographics, the overall economic outlook, employment, income growth, availability of housing, home prices, availability of mortgage financing and related government regulations, interest rates, consumer preferences and consumer confidence, among others.
We believe residential R&R activity is typically more stable than residential new construction activity. The primary drivers of residential R&R spending include changes in existing home prices, existing home sales, the average age of the housing stock, consumer confidence and interest rates.
Customers
We have a diversified portfolio of customers across the United States and Canada that includes professional contractors and homebuilders. Our customers vary in size, ranging from small contractors to large contractors and builders that operate on a national scale. We maintain local relationships with our contractors through our network of branches and our extensive sales force. We also serve our large homebuilder customers through our local branches, but often coordinate the relationships on a national basis. Our ability to serve multi-regional homebuilders across their footprints provides value to them and differentiates us from most of our competitors. Our ten largest customers in the aggregate were less than 10% of our net sales for fiscal 2024, 2023 and 2022.
Suppliers
We source the products we distribute and components used in our ATF tools from various suppliers. Our leading market position, North American footprint and superior service capabilities have allowed us to develop strong relationships with our suppliers. We maintain strong, long-term relationships with the major North American wallboard, ceilings, steel and insulation manufacturers, as well as vendors of other complementary building products, for whom the supply base is generally widely fragmented. Because we account for a meaningful portion of their volumes and provide them with an extensive sales force to market their products, we are viewed by our suppliers as a key channel partner and have exclusive relationships with some suppliers for certain products in certain markets. We believe this position often provides us with advantaged procurement.
Sales and Marketing
Our sales and marketing strategy is to provide a comprehensive suite of high-quality products and superior services to contractors and builders reliably, safely, accurately and on-time. We have an experienced sales force who manages our customer relationships and grows our customer base. We have strategies to increase our customer base at both the corporate and local branch levels, which focus on building and growing strong relationships with our customers, whether they serve a small local market, or a national footprint. We believe that the experience and expertise of our sales force differentiates us from our competition, particularly in the commercial market, which requires a highly technical and specialized product knowledge and a sophisticated delivery plan. We also employ various marketing strategies to reach our customers in the most efficient and effective manner. In addition to our direct sales marketing, we market our products through our websites, social media, targeted advertisements and a range of industry trade shows.
Competition
We compete against other specialty distributors as well as big box retailers and lumberyards. Among specialty distributors, we compete against a number of large distributors and many small, local, privately-owned distributors, who still comprise a significant proportion of the industry. The principal competitive factors in our business are pricing and availability of products and services, delivery capabilities, technical product knowledge and expertise, advisory or other service capabilities, location and availability of credit. Brand recognition, principally with respect to our ceiling and complementary products, is also important.
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
Intellectual Property
We own numerous intellectual property rights that we use in our business, including trademarks, trade names, domains and patents. We maintain registered trademarks for the trade names and logos used by certain of our local branches, including those for Ames® stores and TapeTech® products. We also hold patents that relate to the design of our ATF tools. Generally, registered trademarks have a perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain these trademark registrations as long as they remain valuable to our business. While we do not believe our business is dependent on any one of our trademarks, we believe retention helps maintain customer loyalty. We vigorously protect all our intellectual property rights.

Environmental, Social and Governance (ESG)
Environmental
As a leading North American distributor of specialty building products, we recognize the importance of reducing the environmental impact of our business operations. We are committed to conducting business in an efficient manner that aligns with our values, promotes environmental sustainability and seeks to protect the environment through compliance with applicable laws, rules, and regulations. Our environmental responsibility policy applies to GMS and all of our subsidiaries, regardless of location. Furthermore, while we are not the manufacturer of any of the products in our portfolio, we feel we have a joint responsibility with our manufacturing and other partners throughout the supply chain network to reduce the environmental impact of our supply chain. We have several ongoing environmental projects underway, including tracking our greenhouse gas emissions and analyzing potential projects to further reduce our environmental impact.
Social - Human Capital
Employees. We had 7,624 active team members as of April 30, 2024. Approximately 8% of our workforce is unionized, consisting primarily of hourly workers at certain of our distribution facilities. We believe that we have good relations with our employees. Additionally, we believe that our entrepreneurial, performance-based culture and the training provided through our employee development programs provide significant benefits to our employees.
Health, Safety and Wellness. Providing a safe work environment for our employees, contractors, and customers is a primary objective of GMS and our family of companies. Our goal is to incur zero accidents and to ensure that everyone goes home safely at the end of every day. To achieve our goal, we use considerable efforts to abide by all safety requirements and regulations, and we endeavor to eliminate unsafe conditions and minimize related risks by identifying and supporting safe work practices, promoting safety awareness, providing employee training and education, and furnishing protective equipment. Safety is a constant focus of our management team with regular reporting to, and oversight by, our Board of Directors. We work together to protect our employees, contractors, and customers by promoting a culture of shared responsibility with collaborative program development, best practices, and the open exchange of suggestions, ideas, and concerns.
Inclusion and Diversity. Every person is important to us and, as such, we have a responsibility to foster a workplace that values contributions and perspectives from a variety of backgrounds, skills and experiences regardless of race, color, age, sex, national origin, religion, marital status, sexual orientation, gender identity, gender expression, disability, or veteran status. Our differences make us a stronger team, and the diversity in our thoughts and ideas makes us better able to serve our customers and other stakeholders. Both our Board of Directors and Leadership Team are committed to fulfilling this responsibility and recognize our work here is never done.
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
Compensation and Benefits. We are committed to providing our employees with a competitive compensation package that rewards performance and the achievement of desired business results. Our total compensation package includes, depending on the position, cash compensation (wages or base salary and incentive or bonus payments); company contributions toward additional benefits (such as health and disability plans); retirement plans with a company match; and paid time off. We also offer the opportunity to become a stockholder through equity grants for management and our employee stock purchase plan. We analyze our compensation and benefits programs annually to ensure we remain competitive and make changes as necessary.
Governance
Our Board of Directors and management team are committed to strong corporate governance that reflects high standards of ethics and integrity. We believe that strong corporate governance helps to ensure that the Company is managed for the long-term benefits of our stockholders and helps build public trust. We regularly review and consider our corporate governance policies and practices in the context of current corporate governance trends, regulatory changes and recognized best practices, taking into consideration the perspectives of our stockholders. As a result of this continued evaluation, we have taken numerous actions to strengthen our corporate governance practices, including adding or replacing five independent directors, two female directors and two African American directors, declassifying our Board of Directors and eliminating certain supermajority voting requirements.

Available Information
We are subject to the informational requirements of the Exchange Act, and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our website at www.gms.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
In addition to our website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

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
Our business and results of operations dependent on the commercial and residential construction and R&R markets, which are significantly affected by general business, financial market and economic conditions in the United States and Canada. An economic downturn or recession in the global economy could have a material adverse impact on our business, financial condition, results of operations and cash flows. General business, financial markets and economic conditions that impact the level of activity in the commercial and residential construction and R&R markets include, among others, interest rate fluctuations; inflation; unemployment levels; tax rates and policy; capital spending; bankruptcies; volatility in both the debt and equity capital markets; liquidity of the global financial markets and credit and mortgage markets; consumer confidence and spending; global economic growth; local, state, provincial and federal government regulation; housing supply and affordability; consumer preferences; the strength of regional and local economies in which we operate; and the impact of public health emergencies. Furthermore, commercial and residential construction and R&R markets generally face significant contraction in an economic downturn or recession.
Our sales are in part dependent upon the commercial new construction market and the commercial R&R market.
Demand for commercial projects was severely impacted by the COVID-19 pandemic ("COVID-19") and was slow to recover in certain sectors. However, demand for commercial projects in most of the sectors has improved, as driven by stimulus spending and post-COVID population shifts. Construction to support medical, hospitality and governmental projects has rebounded, particularly where commercial development has followed residential expansion. Larger office projects, both new and for R&R, however, remain tempered, particularly in more mature urban markets. Availability and cost of financing coupled with labor constraints and other inflationary factors does have the potential to soften demand looking forward. We cannot predict the duration of the current market conditions, changes in the demand for commercial space, or the timing or strength of any future recovery or downturn of commercial construction activity in our markets. Weakness in the commercial construction market and the commercial R&R market would likely have an adverse effect on our business, financial condition and operating results. Furthermore, uncertainty about current and future economic conditions will continue to pose a risk to our business that serves the commercial new construction and R&R markets, including demand for commercial office space, tighter credit, disruptions caused by the inability of commercial borrowers to repay their debt obligations, negative financial news, a recession and/or declines in income, which could have a continued material negative effect on the demand for our products and services.
Our sales are in part dependent upon the residential new construction market and home R&R activity.
The distribution of our products, particularly wallboard, to contractors serving the residential market represents a significant portion of our business. Though its cyclicality has historically been somewhat moderated by R&R activity, wallboard demand is highly correlated with housing starts. Housing starts and R&R activity, in turn, are dependent upon a number of factors, including housing demand, housing inventory levels, housing affordability, mortgage rates, building mix between single- and multi-family homes, foreclosure rates, occupancy rates, geographical shifts in the population and other changes in demographics, the availability of land, local zoning and permitting processes, the availability of construction financing, and the health of the economy and mortgage markets, including related government regulations. Unfavorable changes in any of these factors beyond our control could adversely affect consumer spending, result in decreased demand for homes and adversely affect our business.
We also rely, to a lesser degree, on home R&R activity. Although the market for residential R&R has improved in recent years, there is no guarantee that it will continue to improve. Higher interest rates, inflation, higher gas prices, consumer confidence, stock market volatility and performance, unemployment, and lower home prices may restrict consumer spending, particularly on discretionary items such as home improvement projects, and affect consumer confidence levels leading to reduced spending in the R&R end markets. Furthermore, consumer preferences and purchasing practices and the strategies of our customers may adjust in a manner that could result in changes to the nature and prices of products demanded by the end consumer and our customers and could adversely affect our business, financial condition, results of operations and cash flows.
Our industry and the markets in which we operate are fragmented and competitive, and increased competitive pressure may adversely affect our results of operations.
We primarily compete in the distribution markets of wallboard, ceilings, steel framing and complementary construction products with smaller distributors, and a number of national and multi-regional specialty distributors of building materials as well as big-box retailers. Some of our competitors are larger and may have greater financial resources than us.
Competition varies depending on product line, type of customer and geographic area. If our competitors have greater financial resources or offer a broader range of building products, they may be able to offer higher levels of service or a broader selection of inventory than we can. Furthermore, any of our competitors may (i) foresee the course of market development more accurately than we do; (ii) provide superior service and sell or distribute superior products; (iii) have the ability or willingness to supply or deliver similar products and services at a lower cost; (iv) develop stronger relationships with our customers and other consumers in the industry in which we operate; (v) develop stronger relationships with our vendors or other manufacturers in our industry; (vi) adapt more quickly to evolving customer requirements than we do; (vii) develop a superior network of distribution centers in our markets; (viii) access financing on more favorable terms than we can obtain; or (ix) bundle products we do not offer with other products that are competitive with the products we sell.
The consolidation of homebuilders may result in increased competition for their business. Certain product manufacturers that sell and distribute their products directly to homebuilders may increase the volume of such direct sales. Our suppliers may also elect to enter into exclusive supplier arrangements with other distributors. As a result, we may not be able to compete successfully with our competitors, and our financial condition, results of operations and cash flows may be adversely affected.
Consolidation in our industry may negatively impact our business.
Our industry has experienced consolidation in recent years and may continue to experience consolidation, which could cause markets to become increasingly competitive as greater economies of scale are achieved by distributors or big box retailers that are able to efficiently expand their operations. There can be no assurance that we will be able to effectively take advantage of this trend toward consolidation, which may make it more difficult for us to maintain operating margins and could also increase the competition for acquisition targets in our industry, resulting in higher acquisition costs and prices.
Risks Relating to our Business
We are subject to significant fluctuations in prices and mix of the products we distribute, including as a result of inflationary and deflationary pressures, and we may not be able to pass on price increases to our customers and effectively manage inventories and margins.
Prices for our products are driven by many factors, including general economic conditions, labor and freight costs, competition, demand for our products, international conflicts, government regulation and trade policies. Certain products we distribute have recently seen extreme price volatility, caused in large part by the contributory effects of COVID-19 and international conflicts. We may be subject to large and significant price increases, especially in periods of high inflation. Conversely, we may experience lower sales in a deflationary environment. We may not always be able to reflect increases in our costs in our own pricing, especially in times of extreme price volatility. Any inability to pass cost increases on to customers may adversely affect our business, financial condition and results of operations. In addition, if market prices and costs for the products that we sell decline, including the impact of vendor and customer incentives, we may realize lower revenues and margins from selling such products.
Large contractors and homebuilders in both the commercial and residential industries have historically been able to exert significant pricing pressure on their outside suppliers and distributors in the fragmented building products supply and services industry. Continued consolidation in the commercial and residential building industries and changes in builders’ purchasing policies and payment practices could result in even further pricing pressure on us. Furthermore, if new construction and R&R activity significantly declines, we could face increased pricing pressure from our competitors as we compete for a reduced number of projects. Overall, these pricing pressures may adversely affect our operating results and cash flows. In addition, we may experience changes in our customer mix or in our product mix. If customers require more lower-margin products from us and fewer higher-margin products, our business, financial condition, results of operations and cash flows may suffer.
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
In addition, we may not be able to integrate the operations of future acquired businesses in an efficient, timely and cost-effective manner or without significant disruption to our existing operations. Even if we successfully integrate the businesses, there can be no assurance that we will realize the anticipated benefits of an acquisition or that we will realize such benefits in a timely manner. Moreover, acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business; difficulties integrating acquired personnel and corporate cultures into our business; the potential loss of key employees, customers or suppliers; difficulties in integrating different information technology and accounting systems; exposure to unknown or unforeseen liabilities of acquired companies; difficulties implementing disclosure controls and procedures and internal control over financial reporting for the acquired businesses; and the diversion of management attention and resources from existing operations. We may also be required to incur additional debt or issue equity in order to consummate acquisitions in the future, which may increase our indebtedness or result in dilution to our stockholders. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, results of operations and cash flows.
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
The products we distribute are manufactured by myriad major suppliers. Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Historically, the wallboard and steel products we distribute have been available from various sources and in sufficient quantities to meet our customer demand. However, certain wallboard and steel products can at times be on longer lead times from suppliers and as a result, our ability to obtain adequate supply of such wallboard and steel products may be adversely affected. Ceiling distribution arrangements are often exclusive to certain specified geographic areas. Any disruption or shortage in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenue, reduced margins and damage to our relationships with customers. Supply shortages in all of the products we sell may occur as a result of, among other things, unanticipated increases in demand, shortage of raw materials, including the availability of synthetic gypsum for drywall, work stoppages, manufacturing challenges, natural disasters and pandemics, military conflicts, civil unrest, acts of terrorism, difficulties in production or delivery or failure to maintain satisfactory relationships with our key suppliers. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements, such as those whereby we are afforded exclusive distribution rights in certain geographic areas, could adversely impact our financial condition, results of operations and cash flows.
Our ability to maintain relationships with qualified suppliers who can satisfy our high standards of quality and our need to be supplied with products in a timely and efficient manner is a significant challenge. In addition, our suppliers may elect to distribute some or all of their products directly to end customers or they could expand competitive channels of distribution. This could also adversely impact our ability to obtain favorable pricing from suppliers and optimize margins and revenue with respect to our customers.
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
We cannot guarantee that we will maintain or improve our relationships with our significant customers, that we will successfully assume the customer relationships of any businesses that we acquire, or that we will continue to supply these customers at historical levels. We extend credit to numerous customers who are generally susceptible to the same economic business risks that we are. Unfavorable market conditions could result in financial failures of one or more of our significant customers. If our larger customers’ financial positions were to become impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our financial condition, results of operations and cash flows.
In addition, our customers may: (i) purchase some of the products that we currently sell and distribute directly from manufacturers; (ii) elect to establish their own building products manufacturing and distribution facilities; or (iii) favor doing business with manufacturing or distribution intermediaries in which they have an economic stake. Continued consolidation among professional homebuilders and commercial builders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or the deterioration in our existing relationships with any of our customers could adversely affect our financial condition, operating results and cash flows. Furthermore, our customers typically are not required to purchase any minimum amount of products from us. Should our customers purchase the products we distribute in significantly lower quantities than they have in the past or should the customers of any businesses that we acquire purchase products from us in significantly lower quantities than they had prior to our acquisition of the business, such decreased purchases could adversely affect our financial condition, results of operations and cash flows.
We occupy many of our facilities under long-term non-cancellable leases, and we may be unable to renew our leases at the end of their terms.
Many of our facilities are located on leased premises subject to non-cancellable leases. Typically, our leases have options to renew for specified periods of time. We believe that our future leases will likely also be non-cancellable and have similar renewal options. If we close or stop fully utilizing a facility, we will most likely remain obligated to perform under the applicable lease, which would include, among other things, making the base rent payments and paying insurance, taxes and other expenses on the leased property for the remainder of the lease term. Our inability to terminate a lease when we stop fully utilizing a facility or exit a geographic market can have a significant adverse impact on our financial condition, results of operations and cash flows. In addition, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business and operating results. Further, we may not be able to secure a replacement facility in a location that is as commercially viable, including access to rail service, as the lease we are unable to renew. Having to close a facility, even briefly to relocate, would reduce the sales that such facility would have contributed to our revenues. Additionally, a relocated facility may generate less revenue and profit, if any, than the facility it was established to replace.

We may be unable to effectively manage our inventory and working capital as our sales volume changes or the prices of the products we distribute fluctuate, which could have a material adverse effect on our business, financial condition and results of operations.
We purchase products, including wallboard, ceilings, steel framing and complementary products, from manufacturers which are then sold and distributed to customers. We must maintain, and have adequate working capital to purchase, sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchase accordingly. In periods characterized by significant changes in economic growth and activity in the commercial and residential building and home R&R industries, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Significant increases in the market prices of certain building products, such as wallboard, ceilings and steel framing, can put negative pressure on our operating cash flows by requiring us to invest more in inventory. Additionally, inability of our customers to repay credit impacts our operating cash flows. In the future, if we are unable to effectively manage our inventory and working capital as we attempt to expand our business, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations.
Any significant fuel cost increases or shortages in the supply of fuel could disrupt our ability to distribute products to our customers, which could adversely affect our results of operations.
We currently use our fleet of owned and leased delivery vehicles to service customers in the regions in which we operate. As a result, we are inherently dependent upon fuel to operate our fleet and are impacted by price fluctuations. The cost of fuel is largely unpredictable and has a significant impact on our results of operations. Fuel availability, as well as pricing, is also impacted by political, economic and market factors that are outside our control. Significant increases in the cost of fuel or disruptions in the supply of fuel could adversely affect our financial condition and results of operations.
Natural or man-made disruptions to our facilities may adversely affect our business and operations.
We maintain facilities throughout the United States and Canada, as well as our corporate headquarters in Tucker, Georgia, which supports our facilities with various back-office functions. In the event any of our facilities are damaged or operations are disrupted from fire, earthquake, hurricanes, tornados, blizzards and other weather-related events, an act of terrorism, civil or political unrest, pandemics, or any other cause, a significant portion of our inventory could be damaged and our ability to distribute products to customers could be materially impaired. In addition, general weather patterns affect our operations throughout the year, with adverse weather historically reducing construction activity in our third and fourth quarters due to winter construction cycles and cold weather patterns. Adverse weather events, natural disasters or similar events, including as a result of climate change, could generally reduce or delay construction activity and our operations, which could adversely impact our financial condition, results of operations and cash flows.
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
Events impacting our Canadian operations, including currency rate fluctuations, could have a material adverse effect on us.
We operate in six provinces in Canada. We are subject to several risks specific to this country. The degree of our risk may increase as we continue to invest in and grow our business in Canada. We may also become subject to risks specific to other countries where we may operate our business. These risks include social, political and economic instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, currency exchange fluctuations, acts of war or terrorism and import/export requirements. Our financial statements are reported in United States dollars, with international transactions being translated into United States dollars.
Approximately 12% of our net sales during the year ended April 30, 2024 were derived from our operations in Canada. Our exposure to currency rate fluctuations could be material to the extent that currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results. In addition, such fluctuations may also affect the comparability of our results between financial periods. We do not currently hedge the net investments in our foreign operations. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to continue to anticipate and address evolving consumer demands.
Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. While we devote significant focus to the selling and marketing of new products, we may not be successful in these efforts and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products more rapidly or effectively, which could adversely affect our sales. Furthermore, market demand may decline because of consumer preferences trending away from our categories or trending down within our brands or product categories, which could adversely impact our financial condition, results of operations and cash flows.
Risks Relating to Legal, Regulatory and Compliance
We are exposed to product liability, warranty, casualty, construction defect, contract, tort, personal injury, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties.
In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims if the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or to have violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979, which have not materially impacted our financial condition or operating results. See Item 3, “Legal Proceedings.” Such cases are continuing to be filed, and plaintiffs are attempting to expand such causes of action to include additional products, cause of exposure, and time periods beyond 1979. If such attempted expansion by plaintiffs is successful, our financial condition, operating results and cash flows could be adversely affected.
We are also from time to time subject to casualty, contract, tort and other claims relating to our business, the products we have distributed in the past or may in the future distribute, and the services we have provided in the past or may in the future provide, either directly or through third parties. If any such claim were adversely determined, our financial condition, operating results and cash flows could be adversely affected if we were unable to seek indemnification for such claims or were not adequately insured for such claims. We rely on manufacturers and other suppliers to provide us with the products we sell or distribute. Since we do not have direct control over the quality of products that are manufactured or supplied to us by third parties, we are particularly vulnerable to risks relating to the quality of such products. In addition, many of our employees, and our delivery and warehouse employees in particular, are subject to hazards associated with providing services on construction sites, at our distribution centers and while delivering our products. As a result, we have a heightened risk of potential claims arising from the conduct of our employees, builders and their subcontractors, and third-party installers for which we may be liable. We and they are subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and quality of third-party installers. As they apply to our business, if we fail to manage these processes effectively or to provide proper oversight of these services, we could suffer lost sales, fines and lawsuits, as well as damage to our reputation, which could adversely affect our business, results of operations and cash flows.
Insurance costs continue to rise, and retention amounts have been increasing. Furthermore, increased claims could cause the costs of our insurance to increase even further. Although we believe we currently maintain suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities, and the cost of any product liability, warranty, casualty, construction defect, contract, tort, employment or other litigation or other proceeding, even if resolved in our favor, could be substantial. Additionally, we do not carry insurance for all categories of risk that our business may encounter. Any significant uninsured liability may require us to pay substantial amounts. There can be no assurance that any current or future claims will not adversely affect our financial position, results of operations or cash flows.

Federal, state, provincial, local and other regulations could impose substantial costs and restrictions on our operations that would reduce our net income.
We are subject to various federal, state, provincial, local and other laws and regulations, including, among other things, environmental, health and safety laws and regulations, transportation regulations promulgated by the U.S. and Canadian Department of Transportation (DOT); work safety regulations promulgated by the U.S. and Canadian Occupational Safety and Health Administration (OSHA); employment regulations promulgated by the U.S. Equal Employment Opportunity Commission and Canadian bodies; regulations of the U.S. Department of Labor; consumer protection laws regarding privacy; and state, local and provincial zoning restrictions, building codes and contractors’ licensing regulations. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to litigation and substantial fines and penalties that could adversely affect our financial condition, results of operations and cash flows.
In addition, the commercial and residential construction industries are subject to various local, state, provincial and federal statutes, ordinances, codes, rules and regulations concerning zoning, building design and safety, construction, contractor licensing, energy conservation and similar matters, including regulations that impose restrictive zoning and density requirements on the residential new construction industry or that limit the number of homes or other buildings that can be built within the boundaries of a particular area. Regulatory restrictions may increase our operating expenses and limit the availability of suitable building lots for our customers, any of which could negatively affect our business, financial condition and results of operations.
Failure to meet expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives by providing information on our website, in press statements and via other communications. Responding to these environmental, social and governance considerations and implementing these goals and initiatives involves risks and uncertainties, including those described under “Forward-Looking Statements,” requires investments and can be impacted by factors that may be outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and could materially adversely affect our business, reputation, results of operations, financial condition and stock price.
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
Our current indebtedness, degree of leverage and any future indebtedness we may incur may adversely affect our cash flows, limit our operational and financing flexibility and negatively impact our business and our ability to make payments on our indebtedness and declare dividends and make other distributions.
As of April 30, 2024, $497.5 million was outstanding under our senior secured first lien term loan facility (the “Term Loan Facility”), $350.0 million was outstanding under our senior unsecured notes (“Senior Notes”) and $270.0 million was outstanding under our ABL Facility. In addition, we may incur substantial additional debt in the future. Our current indebtedness and other debt instruments we may enter in the future, may have significant consequences to our business and, as a result, may impact our stockholders, including by doing any of the following:
•impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;
•requiring us to dedicate a significant portion of our cash flows from operations to pay interest on any outstanding indebtedness, which would reduce the funds available to us for operations and other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
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
Furthermore, we expect that we will depend primarily on cash generated by our operations to pay our expenses and any amounts due under our existing indebtedness and any future indebtedness we may incur. As a result, our ability to repay our indebtedness depends on the future performance of our business, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future, and we may not achieve our currently anticipated growth in revenues and cash flows, either or both of which potential failures could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing indebtedness, sell assets or borrow additional funds, in each case on terms that may not be acceptable to us. In addition, the terms of existing or future debt agreements, including our existing ABL Facility, Term Loan Facility and Senior Notes, may restrict us from engaging in any of these alternatives. Our ability to recapitalize and incur additional debt in the future could also delay or prevent a change in control, make certain transactions more difficult to complete or impose additional financial or other covenants on us.
Despite our current level of indebtedness, we may still be able to incur more debt.
We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to several qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from paying off existing debt in connection with obtaining additional debt or incurring obligations that do not constitute indebtedness, including obligations under operating lease arrangements. In addition, the ABL Facility provides a commitment of up to $950.0 million, subject to a borrowing base, calculated periodically based on specified percentages of the value of eligible inventory and accounts receivable, subject to certain reserves and other adjustments. As of April 30, 2024, we had available borrowing capacity of $655.9 million under the ABL Facility. If new debt is added to our current debt levels, the related risks that we face could intensify.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.
Our Term Loan Facility and ABL Facility bear interest at variable rates. We have entered into interest rate swaps for a portion of our debt with the objective of reducing the risks associated with our Term Loan Facility. However, increases in interest rates with respect to any amount of our debt not covered by the interest rate swaps could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Such increases may result from changes in regulatory standards or industry practices. Excluding the effect of the interest rate swaps, each 1% increase in interest rates on the Term Loan Facility would increase our annual interest expense by $5.0 million based on the balance outstanding under the Term Loan Facility as of April 30, 2024. Assuming the ABL Facility was fully drawn up to the $950.0 million maximum commitment, each 1% increase in interest rates would result in a $9.5 million increase in annual interest expense on the ABL Facility.
We may have future capital needs that require us to incur additional debt, and we may be unable to obtain additional financing on acceptable terms, if at all.
We rely substantially on the liquidity provided by our existing ABL Facility and cash on hand to provide working capital and fund our operations. Our working capital and capital expenditure requirements may increase as our markets rebound and we execute our strategic growth plan. Economic and credit market conditions, increases in interest rates, the performance of the commercial and residential construction markets, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current housing market conditions and the macroeconomic factors that affect our industry could require us to seek additional capital and could have a material adverse effect on our ability to secure such capital on favorable terms, if at all.
Our operating cash flow may also be insufficient to satisfy our financial obligations under our outstanding indebtedness. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution. We may also incur additional indebtedness in the future. If new debt is added to our current debt levels, the related risks that we now face could intensify.
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
As a result of labor shortages, particularly among drivers and material handlers, we may face higher operating expenses and may lose revenue opportunities if labor shortages prevent us from having the capacity to meet customer demand. We could be required to increase our use of temporary or contract labor. Using temporary or contract labor typically requires higher costs and may be less productive than full-time employees. In addition, a shortage of qualified drivers could require us to increase driver compensation, let trucks sit idle, utilize contract haulers, utilize less experienced drivers, or could cause us to have difficulty meeting customer demands, all of which could adversely affect our business and results of operations.

Cybersecurity breaches could harm our business.
In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. We have incurred costs and may incur significant additional costs to implement the security measures that we believe are appropriate to protect our IT systems. Our security measures are focused on the prevention, detection and remediation of damage from computer viruses, natural or man-made disasters, unauthorized access, cyber-attacks and other similar disruptions. Despite our security measures, our IT systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. To date, we do not believe we have experienced a material breach of our IT systems. Any attacks on our IT systems could result in our systems or data being breached or damaged by computer viruses or unauthorized physical or electronic access. Such a breach could result in not only business disruption, but also theft of our intellectual property or other competitive information or unauthorized access to controlled data and any personal information stored in our IT systems. To the extent that any data is lost or destroyed, or any confidential information is inappropriately disclosed or used, it could adversely affect our competitive position or customer relationships. In addition, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, damage to our reputation and a loss of confidence in our business, products and services, which could adversely affect our business, financial condition, results of operations and cash flows.
A disruption of our IT systems could adversely impact our business and operations.
We rely on the accuracy, capacity and security of our IT systems, some of which are managed or hosted by third parties, and our ability to continually update these systems in response to the changing needs of our business. Our IT systems and those of our third-party service providers are vulnerable to damage or interruption from fires, earthquakes, hurricanes, tornados, floods and other natural disasters, terrorist attacks, power loss, capacity limitations, telecommunications failures, software and hardware defects or malfunctions, break-ins, sabotage and vandalism, human error and other disruptions that are beyond our control. We continue to invest capital to enhance, expand and increase the reliability of our network, but these capital expenditures may not achieve the results we expect. The occurrence of any disruption or system failure or other significant disruption to business continuity may result in a loss of business, increased expenses, damage to our reputation or exposure to litigation and possible financial losses, any of which could adversely affect our business, results of operations and cash flows.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
The Company maintains comprehensive policies, procedures, and controls to protect the Company’s information systems and related data from cybersecurity threats and incidents. The Company’s cybersecurity program is led by its Chief Information Security Officer (“CISO”) and supervised by its Chief Information Officer (“CIO”). The Company’s cybersecurity program is a component of its overarching enterprise risk management program and interfaces with other functional areas within the Company, including, but not limited to, legal, accounting, risk management, human resources, internal audit, as well as external third-party partners, to identify, understand, and combat potential cybersecurity threats. Our cybersecurity program is aligned with three recognized control frameworks: ISO 27001; 2013, NIST SP 800 – 52; and the Center for Internet Security Top 20 Critical Security Controls. We conduct ongoing and robust testing of our systems, including penetration testing, internal and external audits, tabletop incident response exercises, and an annual Cyber Risk Assessment, the results of which are shared with the Audit Committee.
We provide regular awareness training to our employees and contractors, including periodic phishing tests, to help identify, avoid, and mitigate cybersecurity threats, as well as targeted security training for key departments dealing with sensitive data types.
The Company has engaged a third-party managed detection and response company to monitor the security of its information systems. The Company also maintains a cybersecurity insurance policy and has engaged a third-party incident response consultant and legal counsel.
Cybersecurity Incident Response Process
We maintain and actively update our Cybersecurity Incident Response Plan to triage, contain, and mitigate any issues as quickly as possible. Our Cybersecurity Incident Response Plan includes steps to analyze, and as necessary, escalate cybersecurity incidents both internally and with third-party service providers based on the type and severity of the specific incident. Our Cybersecurity Incident Response Policy ensures that our CIO, and, as appropriate, our senior management team, members of our legal staff and outside legal counsel, our disclosure committee, and members of our Audit Committee or Board of Directors are timely informed of and consulted regarding cyber incidents.
Governance
The Company’s Board of Directors provide ultimate oversight of the Company’s cybersecurity risk management. As reflected in the Audit Committee’s charter, the Board of Directors has specifically delegated responsibility for oversight of cybersecurity matters to the Audit Committee. The CIO presents quarterly updates to the Audit Committee on the Company’s cyber risks and threats, status of projects to strengthen the Company’s information security systems, and emerging threats. The Company also engages third parties to periodically evaluate and audit aspects of the Company’s information security programs, including by conducting vulnerability assessments and penetration testing, and the results of those findings are reported to the Audit Committee and used to help identify potentially material risks and prioritize certain security initiatives.
The Company does not believe that any risks from cybersecurity threats, nor any previous cybersecurity incidents, have materially affected the Company. However, the sophistication of cyber threats continues to increase, and the preventative actions the Company has taken and continues to take to reduce the risk of cyber incidents and protect its systems and information may not successfully protect against all cyber incidents. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors.”

Item 2. Properties
Our corporate headquarters is in Tucker, Georgia. As of April 30, 2024, we operated our business through more than 300 distribution centers across 47 states and the District of Columbia in the United States and six provinces in Canada. Our distribution centers typically consist of storage, warehouse and office space. We also operated our business through more than 100 tool sales, rental and service centers throughout the United States and have a tool assembly facility in Suwanee, Georgia. As of April 30, 2024, we owned 85 of our facilities, some of which were used as collateral to secure the Term Loan Facility. Our distribution centers range in size from approximately 2,000 to 150,000 square feet, and our tool sales, rental and service centers range in size from approximately 1,000 to 5,000 square feet. We believe that our properties are in good operating condition and adequately serve our current business operations.
The following table summarizes our real estate facilities as of April 30, 2024:

Property Type	Leased Facilities	Owned Facilities	Total
Corporate headquarters	1	—	1
Distribution centers	231	85	316
Tool sales, rental and service centers	102	—	102
Tool assembly facility	1	—	1
Total	335	85	420

Item 3. Legal Proceedings
From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that we currently believe would, either individually or in the aggregate, have a material adverse effect on our business or financial condition.
The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims if the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or to have violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. The vast majority of these suits that have been filed against us have been dismissed; however, we continue to have a number of active asbestos-related personal injury lawsuits that we continue to vigorously defend ourselves against. We do not expect the ultimate outcome of any of these lawsuits to have a material impact on our financial condition or operating results. However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur which could have a material impact on our financial condition or operating results. See Item 1A, “Risk Factors—Risks Relating to Legal, Regulatory and Compliance—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, personal injury, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties.”
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GMS.”
As of the close of business on May 31, 2024, there were eight holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.
Dividend Policy
No dividends were paid to stockholders during the years ended April 30, 2024, 2023 or 2022. The Company currently intends to retain all its future earnings, if any, to finance operations, support its growth strategies, repay indebtedness and repurchase shares. Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock. See Note 7, “Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Any future determination relating to our dividend policy will be made at the discretion of the Company’s Board of Directors and will depend on several factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the Board of Directors may deem relevant.

Performance Graph
The following graph shows a comparison of cumulative total return to holders of shares of GMS Inc.’s common stock against the cumulative total return of S&P 500 Index and Industrial Select Sector SPDR® Fund (XLI) from April 30, 2019 through April 30, 2024 (the last trading day in our fiscal 2024). The comparison of the cumulative total returns for each investment assumes that $100 was invested in GMS Inc. common stock and the respective indices on April 30, 2019 through April 30, 2024 and includes the reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.
This performance graph and related information shall not be deemed “soliciting material” or deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing. The points on the graph represent stock prices on the last trading days in the fiscal years presented.

Total Return Performance
Index Value
600
550
500
450
400
350
300
250
200
150
100
50
0
4/30/2019
4/30/2020
4/30/2021
4/30/2022
4/30/2023
4/30/2024
GMS Inc.
S&P 500 Index
S&P 500 Select Sector SPDR (XLI)

	4/30/2019	4/30/2020	4/30/2021	4/30/2022	4/30/2023	4/30/2024
GMS Inc.	$100.00	$104.31	$248.07	$272.13	$329.51	$525.09
S&P 500 Index	100.00	100.86	147.24	147.56	151.49	185.82
S&P 500 Select Sector SPDR (XLI)	100.00	82.19	130.47	121.85	128.02	155.54

Issuer Purchases of Equity Securities
The number of shares repurchased and the average price paid per share for each month in the three months ended April 30, 2024 are as follows:

	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Program(2)	Approximate Dollar Value that May Yet be Purchased Under the Program(1)
				(in thousands)
February 1 through February 29	51,875	$86.78	51,875	$211,999
March 1 through March 31	25,029	91.64	25,029	209,706
April 1 through April 30	97,651	94.61	97,651	200,466
Total	174,555
___________________________________
(1)Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax. All dollar amounts presented above exclude such excise taxes.
(2)On October 18, 2023, our Board of Directors approved an expanded share repurchase program under which we are authorized to repurchase up to $250.0 million of our outstanding common stock. This expanded program replaced our previous share repurchase authorization of $200.0 million. We may conduct share repurchases under the program through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5-1 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any amount of common stock, and it may be suspended or terminated at any time at our discretion.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
GMS Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” “GMS” or the “Company”), through its wholly owned operating subsidiaries, operates a network of more than 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. We also operate more than 100 tool sales, rental and service centers. Through these operations, we provide a comprehensive selection of building products and solutions for our residential and commercial contractor customer base across the United States and Canada. Our operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling us to generate significant economies of scale while maintaining high levels of customer service.
Fiscal 2024 Highlights
Key highlights in our business during fiscal 2024 are described below:
•Generated net sales of $5,501.9 million, a 3.2% increase from the prior year, primarily due to contributions from recent acquisitions, strong levels of multi-family residential construction activity, continuing commercial construction demand and resilient pricing in wallboard, ceilings and complementary products. These factors helped to offset a challenging pricing environment in steel framing and declines in single-family construction demand.
•Generated net income of $276.1 million, a 17.1% decrease from the prior year, primarily due to a challenging pricing environment in steel framing and increased selling, general and administrative expenses driven by a shift in mix from single-family to commercial and multi-family end markets, which require a higher operational cost to serve. Also contributing to the decrease in net income was an increase in state taxes, primarily driven by acquisitions in higher tax jurisdictions that resulted in an increase in apportionment to these jurisdictions and a one-time revaluation of the company's deferred tax liability; an increase in interest expense due to higher interest rates; an increase in depreciation expense; and a write-off of debt discount and deferred financing fees in connection with our term loan refinancings. Net income as a percentage of sales was 5.0% and 6.2% during fiscal 2024 and 2023, respectively.
•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 7) of $615.5 million, a 7.5% decrease from the prior fiscal year. Adjusted EBITDA, as a percentage of net sales, decreased to 11.2% as compared to 12.5% for the prior year, primarily due to deflationary dynamics in steel pricing and increased selling, general and administrative expenses discussed above.
•Completed three acquisitions and opened five new branches (“greenfields”), increasing the Company’s geographic footprint and product offerings.
•Approved an expanded share repurchase program, in which we are now authorized to repurchase up to $250.0 million of our outstanding common stock. We repurchased $115.6 million of our common stock pursuant to our share repurchase programs and had $200.5 million of remaining purchase authorization as of April 30, 2024.
•Completed two refinancings of our senior secured first lien term loan facility, which together extended the maturity date by seven years and reduced the applicable interest spread.
Acquisitions and Greenfields
Acquisitions
On May 1, 2023, we acquired Jawl Lumber Corporation ("Jawl"), which provides services to the Vancouver Island market in Canada under the Home Lumber and Building Supplies ("Home Lumber") brand name. Home Lumber is a leading supplier of lumber, engineered wood, doors, framing packages and siding as well as other key complementary building materials in the Vancouver Island market. Home Lumber operates from a single location in Victoria, Canada.
On October 1, 2023, we acquired AMW Construction Supply, LLC ("AMW"), a tools and fasteners and other complementary products distributor servicing the Phoenix, Arizona metro area. AMW operates from a single location in Phoenix, Arizona.

On March 1, 2024, we acquired Kamco Supply Corporation and affiliates ("Kamco"), a leading regional supplier of ceilings, wallboard, steel, lumber, and other related construction products for a stated purchase price of $321.5 million, inclusive of additional consideration in connection with the exit of a legacy pension fund. Kamco operates five distribution facilities in the greater New York City area and services the New York metro and tri-state area. The transaction was funded with cash on hand and borrowings under our revolving credit facility.
Subsequent to our fiscal year end, on May 1, 2024, we acquired Howard & Sons Building Materials, Inc. "Howard & Sons"), a distributor of wallboard, steel framing and complementary products. Howard & Sons operates from a single location in Pomona, California.
Also subsequent to our fiscal year end, on May 16, 2024, we entered into a definitive agreement to acquire Yvon Building Supply, Inc., Yvon Insulation Corporation, Yvon Insulation Windsor, Laminated Glass Technologies, Inc., and Right Fit Foam Insulation Ltd. (collectively "Yvon") for an aggregate purchase price of up to $196.5 million Canadian dollars. Yvon provides drywall, insulation, steel, ceilings and other complementary products and related services, including installed insulation. Yvon operates through seven locations across Greater Toronto and Ontario, Canada. We expect to fund this transaction with cash on hand and borrowings under our revolving credit facility. The transaction is expected to close during the first quarter of fiscal 2025, subject to regulatory approvals and the satisfaction of customary closing conditions.
For more information regarding our acquisitions, see Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Greenfields
During fiscal 2024, we opened greenfield locations in Bonita Springs, Florida; Elizabeth, New Jersey; Indianapolis, Indiana; Jessup, Maryland; and North Orlando, Florida. We also opened three new sales, rental and service centers in San Antonio, Texas; Palm Desert, California; and Port St. Lucie, Florida.
Market Conditions and Outlook
Commercial
Demand for commercial projects in most of the sectors GMS serves has been solid, as driven by stimulus and technology related spending and post-COVID population shifts. This has resulted in eight consecutive quarters of U.S. commercial wallboard volume growth as well as strength of demand for ceilings and steel framing. Construction to support medical, hospitality and governmental projects has been strong, particularly where commercial development has followed residential expansion. Larger office projects, both new and for R&R, however, remain tempered, particularly in more mature urban markets. Looking forward, with put-in-place spending flattening and new commercial starts declining, financing availability and cost, coupled with labor constraints and other inflationary pressures, appear to be headwinds until interest rates improve.
As with residential contractors, both we and our commercial contractor customers face inflationary pressures and availability constraints for labor, certain building products and other miscellaneous expenses.
Residential – Single-Family
Single-family starts began to pull back in the summer of 2022 amid rising interest rates coupled with broader macroeconomic and other affordability concerns. As a result, a slowdown in demand for single-family construction products followed, and we began to see its impacts in our results during the latter half of fiscal 2023 for most of our geographic regions, which lasted through much of fiscal 2024. After mortgage rates peaked in October 2023, they moderated slightly and sentiment from many of our homebuilder customers improved as the market adjusted to the current rates, particularly with the support of incentives from larger homebuilders. In the fourth quarter of fiscal 2024, wallboard volume growth for single-family turned positive for the first time since the fall of 2022, evidencing the early recovery of this end market. While underlying fundamentals, including a limited supply of both new and existing homes as well as demographics, continue to support strong demand for single-family housing units, elevated mortgage rates and generally the affordability of housing, particularly for younger, lower income buyers, are expected to temper the ability to construct at levels otherwise required.

Residential – Multi-Family
Given the fundamental need for additional residential housing units, coupled with affordability concerns for prospective homebuyers and a lack of existing homes for sale, multi-family construction activity was robust throughout calendar 2023 and into our fiscal fourth quarter. However, given the significant decline in starts last year, this end market has likely peaked and is expected to plateau as we deliver to remaining backlog before we expect to see a notable decline in activity levels, particularly during the back half of our fiscal year.
More broadly, the solid underlying demand fundamentals of the housing market, including favorable demographics, low levels of supply of new homes, a chronic undersupply of homes in general, and easing regulatory constraints for development are expected to provide support for the residential multi-family markets in the longer term.

Factors and Trends Affecting our Operating Results
General Economic Conditions
Our business is sensitive to changes in general economic conditions, including, in particular, conditions in the U.S. and Canadian commercial construction and housing markets. The markets we serve are broadly categorized as commercial new construction, commercial R&R, residential new construction and residential R&R. After a period of robust post COVID growth, the single-family market recessed in latter fiscal 2023 and for the most of fiscal 2024, constrained by affordability and availability. Builder sentiment and activity improved later in fiscal 2024, and continues, as builder incentives and strength of demand are driving new buying. Conversely, multi-family and commercial markets have been strong, as high demand, longer build cycles, stimulus incentives and other progressions of the general economy drove need for new construction. Despite this strength in other sectors, commercial office activity, both new and R&R, as remained subdued, largely given the progression of new hybrid, remote work models. Looking forward, financing rates and availability are impacting both the commercial and multi-family markets, together with other inflationary pressures, which are having a dampening effect on new activity.
Commercial New Construction
Our addressable commercial construction market is composed of a variety of commercial and institutional sub-segments with varying demand drivers. Our commercial markets include offices, hotels, retail stores, warehouses and other commercial buildings, while our institutional markets include educational facilities, healthcare facilities, government buildings and other institutional facilities. The principal demand drivers across these markets include the overall economic outlook, the general business cycle, government spending, vacancy rates, employment trends, interest rates, availability of credit and demographic trends. Availability and cost of financing coupled with labor availability and other inflationary factors influence the demand environment for the commercial market.
Commercial R&R
We believe commercial R&R spending is typically more stable than new commercial construction activity. Commercial R&R spending is driven by several factors, including commercial real estate prices and rental rates, office and retail vacancy rates, government spending and interest rates. Commercial R&R spending is also driven by commercial lease expirations and renewals, as well as tenant turnover. Such events often result in repair, reconfiguration and/or upgrading of existing commercial space. As such, the commercial R&R market has historically been less volatile than commercial new construction. While there is very limited third-party data for commercial R&R spending, we believe commercial R&R has also benefited from the recent strength in the commercial markets. Moreover, commercial R&R is also be impacted by financing cost and availability, albeit to a lesser degree.
Residential New Construction
Residential construction activity is driven by several factors, including the overall economic outlook, employment, income growth, home prices, availability of mortgage financing and related government regulations, interest rates and consumer confidence, among others. While housing starts have been subdued for most of fiscal 2024, starts notably improved later in the year on the anticipation of even larger gains, given considerably underlying demand, on an improvement in financing rates and availability.
Residential R&R

Residential R&R activity is typically more stable than new construction activity. The primary drivers of residential R&R spending include changes in existing home prices and availability, existing home sales, the average age of the housing stock, consumer confidence and interest rates. With mortgage rates at near multi-year highs, many homeowners who secured a lower interest mortgage are inclined to stay longer in existing homes, which could continue to benefit R&R demand over the near-to-medium term.
Price and Mix Changes
Prices for certain of our products are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, and periodic delays in delivery. Certain products we distribute have recently seen extreme price volatility. Price inflation may impact demand for these products, while price deflation may reduce our net sales and compress our margins. There is no assurance that we can successfully pass on price increases from our vendors to our customers. In addition, we may experience changes in our customer mix or in our product mix. Our operating results may be negatively impacted if customers require more lower-margin products from us and fewer higher-margin products.
Acquisitions
Our results of operations are impacted by acquisitions, as we complement our organic growth strategy with acquisitions. We completed three acquisitions during fiscal 2024, four acquisitions during fiscal 2023 and five acquisitions during fiscal 2022. We believe that opportunities exist to expand our geographic footprint by executing additional strategic acquisitions and we consistently strive to maintain an extensive and active acquisition pipeline. See Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our business acquisitions.

Results of Operations
A discussion regarding our results of operations and financial condition for the year ended April 30, 2024 compared to the year ended April 30, 2023 is presented below. A discussion regarding our results of operations and financial condition for the year ended April 30, 2023 compared to the year ended April 30, 2022 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, filed with the Securities and Exchange Commission on June 22, 2023.
The following table summarizes key components of our results of operations:

	Year Ended April 30,
	2024	2023	2022
	(dollars in thousands)
Statement of operations data:
Net sales	$5,501,907	$5,329,252	$4,634,875
Cost of sales (exclusive of depreciation and amortization shown separately below)	3,726,806	3,603,307	3,146,600
Gross profit	1,775,101	1,725,945	1,488,275
Operating expenses:
Selling, general and administrative expenses	1,198,899	1,093,827	950,125
Depreciation and amortization	133,362	126,907	119,232
Total operating expenses	1,332,261	1,220,734	1,069,357
Operating income	442,840	505,211	418,918
Other (expense) income:
Interest expense	(75,461)	(65,843)	(58,097)
Write-off of debt discount and deferred financing fees	(2,075)	—	—
Other income, net	8,862	8,135	3,998
Total other expense, net	(68,674)	(57,708)	(54,099)
Income before taxes	374,166	447,503	364,819
Provision for income taxes	98,087	114,512	91,377
Net income	$276,079	$332,991	$273,442
Non-GAAP measures:
Adjusted EBITDA(1)	$615,454	$665,696	$566,921
Adjusted EBITDA margin(1)(2)	11.2%	12.5%	12.2%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “Non-GAAP Measures” in this Item 7 for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a discussion of why we believe these measures are useful.
(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Net Sales

	Year Ended April 30,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Wallboard	$2,263,337	$2,151,505	$111,832	5.2%
Complementary products	1,650,689	1,537,617	113,072	7.4%
Steel framing	892,730	1,011,309	(118,579)	(11.7)%
Ceilings	695,151	628,821	66,330	10.5%
Total net sales	$5,501,907	$5,329,252	$172,655	3.2%
The following table presents the impact of changes in volume and pricing on net sales of wallboard, steel framing and ceilings products on a per day organic basis during the year ended April 30, 2024 compared to the prior year:

	Volume	Price/Mix
Wallboard	2.0%	1.7%
Ceilings	3.5%	1.8%
Steel framing	10.8%	(24.7)%

The increase in net sales during our fiscal year ended April 30, 2024 compared to the prior fiscal year was primarily due to contributions from recent acquisitions, strong levels of multi-family residential construction activity, continuing commercial construction demand and resilient pricing in wallboard, ceilings and complementary products. These factors helped to offset declines in single-family construction demand, price deflation in steel framing and the negative impact of foreign currency translation on net sales during the year ended April 30, 2024. The increase in net sales consisted of the following:

•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to an increase in price/product mix and higher multi-family volume;

•an increase in complementary products sales, which include tools and fasteners (including automatic taping and finishing (“ATF”) tools), insulation, joint treatment, lumber, External Insulation and Finishing Systems (“EIFS”) and various other specialty building products, primarily due to positive contributions from acquisitions, an increase in pricing in certain product categories and the execution of growth initiatives to increase product sales;
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

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the years ended April 30, 2024 and 2023. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Year Ended April 30,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Net sales	$5,501,907
Recently acquired net sales (1)	(166,783)
Impact of foreign currency (2)	12,131
Base business net sales (3)	$5,347,255	$5,329,252	$18,003	0.3%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the year ended April 30, 2024, this includes net sales from the following acquisitions: Construction Supply of Southwest Florida, Inc. acquired on June 1, 2022; Tanner Bolt and Nut, Inc. acquired on December 30, 2022; Blair Building

Materials, Inc. acquired on April 3, 2023; Engler, Meir and Justus, Inc. acquired on April 3, 2023; Home Lumber acquired on May 1, 2023; AMW acquired on October 1, 2023 and Kamco acquired on March 1, 2024.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The increase in organic net sales was primarily driven by strong levels of multi-family residential construction activity, continuing commercial construction demand and resilient pricing in wallboard, ceilings and complementary products. These factors helped to offset price deflation in steel framing and declines in single-family construction demand.
Gross Profit and Gross Margin

	Year Ended April 30,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Gross profit	$1,775,101	$1,725,945	$49,156	2.8%
Gross margin	32.3%	32.4%
The increase in gross profit during the year ended April 30, 2024 compared to the prior year was primarily due to contributions from recent acquisitions and higher commercial and multi-family sales volumes, partially offset by lower steel pricing. Gross margin on net sales during the year ended April 30, 2024 decreased from the prior year, primarily due to deflationary dynamics in steel pricing, partially offset by increases in margins for complementary products and wallboard. Included in cost of sales for the years ended April 30, 2024 and 2023 was $1.6 million and $1.1 million, respectively, in non-cash charges to increase acquired inventory to its estimated fair value. These adjustments had a negative effect on both gross profit and gross margin as the related inventory was sold.
Selling, General and Administrative Expenses

	Year Ended April 30,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$1,198,899	$1,093,827	$105,072	9.6%
% of net sales	21.8%	20.5%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Approximately $40.0 million of the increase in selling, general and administrative expenses during the year ended April 30, 2024 compared to the prior year was due to incremental selling, general and administrative expenses from acquisitions. The remaining increase was primarily due to increases in payroll and payroll-related costs, facilities costs and maintenance costs, which were driven by increased sales volume, inflationary pressures and a shift in demand toward end markets that require a higher cost to serve. The increase in selling, general and administrative expenses as a percentage of our net sales during the year ended April 30, 2024 compared to the prior year was primarily due to deflationary dynamics in steel pricing and a shift in mix from single-family to commercial and multi-family end markets, which require a higher operational cost to serve.

Depreciation and Amortization Expense

	Year Ended April 30,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Depreciation	$69,206	$61,177	$8,029	13.1%
Amortization	64,156	65,730	(1,574)	(2.4)%
Depreciation and amortization	$133,362	$126,907	$6,455	5.1%
Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets. The increase in depreciation expense during the year ended April 30, 2024 compared to the prior year was primarily due to incremental expense resulting from property and equipment obtained in acquisitions over the past year. The decrease in amortization expense during the year ended April 30, 2024 compared to the prior year was primarily due to the time-based progression of our use of the accelerated method of amortization for acquired customer relationships, partially offset by incremental expense resulting from definite-lived intangible assets obtained in acquisitions over the past year.
Interest Expense

	Year Ended April 30,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Interest expense	$75,461	$65,843	$9,618	14.6%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The increase in interest expense during the year ended April 30, 2024 compared to the prior year was primarily due to an increase in interest rates and an increase in average debt outstanding. During the year ended April 30, 2024, we drew down on our ABL Facility to help fund acquisitions.
Provision for Income Taxes

	Year Ended April 30,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$98,087	$114,512	$(16,425)	(14.3)%
Effective income tax rate	26.2%	25.6%
The change in the effective income tax rate during the year ended April 30, 2024 compared to the prior year was primarily due to the impact of state taxes as a result of acquisitions in higher tax jurisdictions that resulted in an increase in apportionment to these jurisdictions and a one-time revaluation of the company's deferred tax liability. For information regarding the significant differences between the U.S. federal statutory rate and our effective tax rate, see Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended April 30, 2024.

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
As of April 30, 2024, we had available borrowing capacity of approximately $655.9 million under our ABL Facility. The ABL Facility is scheduled to mature on December 22, 2027 and contains a cross default provision with our Term Loan Facility.
On May 12, 2023, we amended our Term Loan Facility to provide refinancing term loans in the aggregate principal amount of $500.0 million, the net proceeds of which were used, together with cash on hand, to refinance our existing Term Loan Facility's outstanding balance of $499.5 million and pay related fees. We also extended the maturity date by seven years from the date of the amendment to May 12, 2030 and modified certain thresholds, baskets and amounts referenced therein.
In connection with the Term Loan Facility amendment, we entered into (a) two-year interest rate swap agreements effective May 31, 2023 and expiring April 30, 2025 with notional amounts totaling $300.0 million to convert the variable interest rate on a portion of the term loans outstanding to a fixed 1-month SOFR interest rate of 3.899% and (b) forward interest rate collars effective April 30, 2025 and expiring April 30, 2029 with notional amounts totaling $300.0 million. The objective of such hedging instruments is to reduce the variability of interest payment cash flows associated with the variable interest rates under the Term Loan Facility and otherwise hedge exposure to future interest rate fluctuations.
On February 2, 2024, we amended our Term Loan Facility to reduce the interest rate applicable to the outstanding borrowings under the Term Loan Facility. The applicable rate for term SOFR loans under the Term Loan Facility was reduced from a floating rate per annum of Term SOFR (as defined in the Term Loan Facility) plus 3.00% to a floating rate per annum of Term SOFR plus 2.25%, and the applicable rate for base rate loans under the Term Loan Facility was reduced from a floating rate per annum of the Base Rate (as defined in the Term Loan Facility) plus 2.00% to a floating rate per annum of the Base Rate plus 1.25%. The other material terms of the Term Loan Facility remain unchanged.
On May 23, 2024, we amended our ABL Facility to replace the Canadian Dollar Offered Rate (CDOR) as the benchmark rate for borrowings under the Canadian revolving credit subfacility with the Canadian Overnight Repo Rate Average (CORRA).
For more information regarding our ABL Facility, Term Loan Facility and other indebtedness, see Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
We regularly evaluate opportunities to optimize our capital structure, including through consideration of the issuance or incurrence of additional debt, to refinance existing debt and to fund ongoing cash needs such as those for general corporate purposes, growth initiatives, acquisitions and our stock repurchase program.
Cash Flows
The following table sets forth summarized cash flow data:

	Year Ended April 30,
	2024	2023	2022
	(in thousands)
Cash provided by operating activities	$433,249	$441,737	$179,611
Cash used in investing activities	(430,771)	(111,470)	(387,210)
Cash (used in) provided by financing activities	(437)	(265,609)	143,278
Effect of exchange rates on cash and cash equivalents	(638)	(1,829)	(775)
Increase (decrease) in cash and cash equivalents	$1,403	$62,829	$(65,096)
Operating Activities

The decrease in cash provided by operating activities during the year ended April 30, 2024 compared to the prior year was primarily due to a decrease in net income, and an increase in cash paid for income taxes and interest expense, partially offset by lower working capital.
Investing Activities
The increase in cash used in investing activities during the year ended April 30, 2024 compared to the prior year was primarily due to a $314.5 million increase in cash used for acquisitions and a $4.6 million increase in capital expenditures.
Capital expenditures during the years ended April 30, 2024, 2023 and 2022 primarily consisted of building and leasehold improvements, the purchase of vehicles and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods.
Financing Activities
The decrease in cash used in financing activities during the year ended April 30, 2024 compared to the prior year was primarily due to net borrowings of $160.0 million under the ABL Facility during the year ended April 30, 2024, compared to net repayments of $101.1 million during the prior year. During fiscal 2024, we used the ABL Facility to help fund acquisitions and for general working capital needs. Also contributing to the decrease was $13.5 million used in the prior year for payment of a holdback liability related to our Westside Building Materials acquisition. Partially offsetting the decrease was a $5.7 million increase in repurchases of common stock during the year ended April 30, 2024 and a $3.9 million increase in payments for debt issuance costs.
Contractual Obligations
The following table sets forth our contractual obligations and commitments as of April 30, 2024:

		Year Ending April 30,
	Total	2025	2026	2027	2028	2029	Thereafter
	(in thousands)
Long-term debt(1)	$1,121,673	$6,562	$5,702	$5,682	$275,608	$5,556	$822,563
Interest on long-term debt(2)	328,133	58,230	57,808	57,386	57,119	56,541	41,049
Finance leases(3)	190,843	52,991	45,343	38,144	29,836	17,592	6,937
Operating leases(4)	322,082	63,394	55,227	43,824	33,955	26,707	98,975
Total	$1,962,731	$181,177	$164,080	$145,036	$396,518	$106,396	$969,524
___________________________________
(1)Long-term debt includes principal payments on outstanding debt obligations. Long-term debt excludes unamortized discounts and deferred financing fees. As of April 30, 2024, long-term debt outstanding consisted of $497.5 million of our Term Loan Facility due May 2030, $350.0 million under our Senior Notes due May 2029, $270.0 million under our ABL Facility due December 2027 and $4.2 million of installment notes due in monthly and annual installments through 2029.
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
We lease certain office and warehouse facilities and equipment, some of which provide renewal options. Rent expense for operating leases, which may have escalating rents over the terms of the leases, is recorded on a straight-line basis over the minimum lease terms. Rent expense for operating leases, including variable costs, approximated $82.5 million, $76.8 million, and $65.6 million for the fiscal years ended April 30, 2024, 2023 and 2022, respectively. As existing leases expire, we anticipate such leases will be renewed or replaced with other leases that are substantially similar in terms and that are consistent with market rates at the time of renewal.
During fiscal 2024, 2023 and 2022, we recorded $77.5 million, $59.7 million and $41.7 million, respectively, for finance lease obligations for equipment and vehicles. We expect to continue to enter into finance lease obligations for equipment and vehicles in fiscal 2025.

Share Repurchase Program
On October 18, 2023, our Board of Directors approved an expanded share repurchase program under which we are authorized to repurchase up to $250.0 million of our outstanding common stock. This expanded program replaced our previous share repurchase authorization of $200.0 million. We may conduct share repurchases under the program through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5-1 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, stock price, our debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any amount of common stock, and it may be suspended or terminated at any time at our discretion.
We repurchased 1.7 million shares of our common stock during the fiscal year ended April 30, 2024 for $115.6 million under our share repurchase program at an average cost per share of $67.93, plus $0.8 million for excise taxes. As of April 30, 2024, we had $200.5 million of remaining purchase authorization under our share repurchase program.
Debt Covenants
The ABL Facility, the Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the ABL Facility, the Term Loan Facility and the indenture governing the Senior Notes. We were in compliance with all such covenants as of April 30, 2024.
Off Balance Sheet Arrangements
As of April 30, 2024, we did not have any relationships with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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
Business Combinations
Description. We account for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the acquisition accounting process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Consolidated Statements of Operations and Comprehensive Income.

Judgments and Uncertainties. Accounting for business combinations requires our management to make significant estimates and assumptions about intangible assets, obligations assumed and pre-acquisition contingencies, including uncertain tax positions and tax-related valuation allowances and reserves. Critical inputs and assumptions in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer relationships; the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and discount rates.
Effect if Actual Results Differ. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are inherently uncertain. As a result, actual results may differ from estimates. During the year ended April 30, 2024, we recorded measurement period adjustments related to our fiscal 2023 acquisitions that decreased goodwill by $0.8 million. See Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding these measurement period adjustments.
Goodwill and Indefinite-Lived Intangible Assets
Description. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year (February 1) or when events and circumstances indicate goodwill or indefinite-lived intangible assets might be impaired. Impairment testing of goodwill is required at the reporting unit level. We may first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The quantitative goodwill impairment test involves comparing the estimated fair value of our reporting units with the reporting unit's carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill assigned to the reporting unit. We evaluate our reporting units on an annual basis or when events or circumstances indicate our reporting units might change.
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
Effect if Actual Results Differ From Assumptions. As of April 30, 2024, we had $853.8 million of goodwill and $84.4 million of indefinite-lived intangible assets. Of the total goodwill, $746.0 million was assigned to our nine geographic reporting units (Central, Midwest, New York, Northeast, Southern, Southeast, Southwest, Western and Canada) and $107.8 million was assigned to our Ames reporting unit. Our fiscal 2024 quantitative impairment test indicated the estimated fair values of our geographic reporting units substantially exceeded their carrying values. The estimated fair value of our Ames reporting unit exceeded its carrying value by approximately 13%. If a hypothetical increase of 350 basis points in the discount rate was applied, the carrying value of our Ames reporting unit would have exceeded the estimated fair value. Deterioration of future cash flows in the Ames reporting unit could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of each reporting unit. There have been no significant events since our fiscal 2024 quantitative impairment test that would have triggered additional impairment testing.
Examples of events or circumstances that could have a negative effect on the estimated fair value of the Ames reporting unit include (i) changes in industry or market conditions; (ii) changes in operating performance; (iii) a prolonged weakness in general economic conditions; (iv) unanticipated changes in technology or customer demands; (v) a sustained decrease in share price; (vi) volatility in the equity and debt markets which could result in a higher discount rate; and (vi) the inability to execute our growth strategy. Although management believes that the estimates used in the evaluation of goodwill are reasonable, if the assumptions used in the impairment analysis are not met or materially change, it could cause goodwill to be impaired.
Our annual impairment test during the fourth quarter of fiscal 2023 indicated that the estimated fair values of our reporting units exceeded their carrying values and that the Ames reporting unit was at risk of failing the goodwill impairment test. Our annual impairment test during the fourth quarter of fiscal 2022 indicated that the estimated fair values of our reporting units exceeded their carrying values and that none of our reporting units were at risk of failing the goodwill impairment test. Our impairment tests for indefinite-lived intangible assets for fiscal 2024, 2023 and 2022 indicated no impairment.

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
We record amounts for uncertain tax positions that management believes are supportable but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments could materially affect amounts recognized related to income tax uncertainties and may affect our results of operations or financial position. We believe our assumptions for estimates continue to be reasonable, although actual results may have a positive or negative material impact on the balances of such tax positions. Historically, the variation of estimates to actual results is immaterial and material variation is not expected in the future.
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
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. We report our financial results in accordance with GAAP. However, we present Adjusted EBITDA and Adjusted EBITDA margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting trends in our operating results, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure and allocation, the tax jurisdictions in which companies operate and capital investments and acquisitions.
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
The following is a reconciliation of our net income to Adjusted EBITDA:

	Year Ended April 30,
	2024	2023	2022
	(in thousands)
Net income	$276,079	$332,991	$273,442
Interest expense	75,461	65,843	58,097
Write-off of debt discount and deferred financing fees	2,075	—	—
Interest income	(1,754)	(1,287)	(163)
Provision for income taxes	98,087	114,512	91,377
Depreciation expense	69,206	61,177	55,437
Amortization expense	64,156	65,730	63,795
Stock appreciation expense(a)	5,391	7,703	4,403
Redeemable noncontrolling interests(b)	1,427	1,178	1,983
Equity-based compensation(c)	15,618	13,217	10,968
Severance and other permitted costs(d)	2,628	2,788	1,132
Transaction costs (acquisitions and other)(e)	4,856	1,961	3,545
Gain on disposal of assets(f)	(729)	(1,413)	(913)
Effects of fair value adjustments to inventory(g)	1,633	1,123	3,818
Debt transaction costs(h)	1,320	173	—
Adjusted EBITDA	$615,454	$665,696	$566,921

Net sales	$5,501,907	$5,329,252	$4,634,875
Adjusted EBITDA Margin	11.2%	12.5%	12.2%
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements. Excluding the impact of interest rate derivative agreements, each 1% increase in interest rates on the Term Loan Facility would increase our annual interest expense by approximately $5.0 million based on the aggregate principal amount outstanding under the Term Loan Facility as of April 30, 2024. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $9.5 million increase in our annual interest expense on the ABL Facility. As of April 30, 2024, $497.5 million aggregate principal amount was outstanding under the Term Loan Facility and $270.0 million aggregate principal amount was outstanding under the ABL Facility.
Foreign Currency Risk
We are exposed to foreign currency exchange rate fluctuations for our operations in Canada, which can adversely impact our net income and cash flows. Approximately 12% of our net sales during the year ended April 30, 2024 were derived from sales to customers in Canada. These operations are primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect reported net sales, net income and cash flows. We currently do not enter into financial instruments to manage this foreign currency translation risk.
Commodity Price Risk
We are exposed to changes in prices of commodities used in our operations, including those associated with energy, such as crude oil, and raw materials, such as steel. We generally manage the risk of changes in commodity prices that impact our costs by seeking to pass commodity-related inflation on to our customers.

Item 8. Financial Statements and Supplementary Data
GMS Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GMS Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GMS Inc. (the Company) as of April 30, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 20, 2024 expressed an unqualified opinion thereon.

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

Goodwill Impairment Assessment for the Ames Reporting Unit
Description of the Matter
As of April 30, 2024, the Company’s consolidated goodwill balance was $853.8 million and the goodwill assigned to the Ames reporting unit was $107.8 million. As explained in Note 5 to the consolidated financial statements, the Company tests goodwill for impairment annually during its fiscal fourth quarter, and whenever events or changes in circumstances indicate the estimated fair value of a reporting unit may no longer exceed the carrying amount. The Company estimated the fair value of the Ames reporting unit using a combination of the income and market approaches to perform the impairment test.

In relation to the limited excess fair value of the Ames reporting unit over the carrying value of the net assets of the reporting unit, auditing management’s annual goodwill impairment test for the Ames reporting unit required judgment due to the estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as management’s net sales and cost of sales forecasts, discount rate, terminal growth rate, forecasted EBITDA margin and EBITDA multiples which are affected by expectations about future market or economic conditions and the economic performance of the Ames reporting unit.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to test the Ames reporting unit’s goodwill balance for impairment, including controls over the valuation of the Company’s Ames reporting unit and development of the significant assumptions described above.

To test the estimated fair value of the Ames reporting unit used in the annual goodwill impairment test, our audit procedures included, among others, assessing the methodologies used by the Company to determine the fair value of the reporting unit, testing the significant assumptions discussed above and testing the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to historical results and current industry and economic trends. We also evaluated any identified contrary evidence, assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we utilized more experienced members of the audit team and involved our internal valuation specialists to assist in the evaluation and testing of the significant valuation assumptions discussed above.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Atlanta, Georgia
June 20, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GMS Inc.
Opinion on Internal Control over Financial Reporting
We have audited GMS Inc.’s internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GMS Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Jawl Lumber Corporation, AMW Construction Supply, LLC and Kamco Supply Corporation and affiliates, which are included in the 2024 consolidated financial statements of the Company and constituted 12% of total assets, respectively, as of April 30, 2024 and 1.3% of net sales, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Jawl Lumber Corporation, AMW Construction Supply, LLC and Kamco Supply Corporation and affiliates.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2024, and the related notes and our report dated June 20, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Atlanta, Georgia
June 20, 2024

GMS Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	April 30, 2024	April 30, 2023
Assets
Current assets:
Cash and cash equivalents	$166,148	$164,745
Trade accounts and notes receivable, net of allowances of $16,930 and $13,636, respectively	849,993	792,232
Inventories, net	580,830	575,495
Prepaid expenses and other current assets	42,352	17,051
Total current assets	1,639,323	1,549,523
Property and equipment, net of accumulated depreciation of $309,850 and $264,650, respectively	472,257	396,419
Operating lease right-of-use assets	251,207	189,351
Goodwill	853,767	700,813
Intangible assets, net	502,688	399,660
Deferred income taxes	21,890	19,839
Other assets	18,708	11,403
Total assets	$3,759,840	$3,267,008
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$420,237	$377,003
Accrued compensation and employee benefits	125,610	119,887
Other accrued expenses and current liabilities	111,204	107,675
Current portion of long-term debt	50,849	54,035
Current portion of operating lease liabilities	49,150	47,681
Total current liabilities	757,050	706,281
Non-current liabilities:
Long-term debt, less current portion	1,229,726	1,044,642
Long-term operating lease liabilities	204,865	141,786
Deferred income taxes, net	62,698	51,223
Other liabilities	44,980	48,319
Total liabilities	2,299,319	1,992,251
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 39,754 and 40,971 shares issued and outstanding as of April 30, 2024 and 2023, respectively	397	410
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of April 30, 2024 and 2023	—	—
Additional paid-in capital	334,596	428,508
Retained earnings	1,157,047	880,968
Accumulated other comprehensive loss	(31,519)	(35,129)
Total stockholders' equity	1,460,521	1,274,757
Total liabilities and stockholders' equity	$3,759,840	$3,267,008
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Year Ended April 30,
	2024	2023	2022
Net sales	$5,501,907	$5,329,252	$4,634,875
Cost of sales (exclusive of depreciation and amortization shown separately below)	3,726,806	3,603,307	3,146,600
Gross profit	1,775,101	1,725,945	1,488,275
Operating expenses:
Selling, general and administrative	1,198,899	1,093,827	950,125
Depreciation and amortization	133,362	126,907	119,232
Total operating expenses	1,332,261	1,220,734	1,069,357
Operating income	442,840	505,211	418,918
Other (expense) income:
Interest expense	(75,461)	(65,843)	(58,097)
Write-off of debt discount and deferred financing fees	(2,075)	—	—
Other income, net	8,862	8,135	3,998
Total other expense, net	(68,674)	(57,708)	(54,099)
Income before taxes	374,166	447,503	364,819
Provision for income taxes	98,087	114,512	91,377
Net income	$276,079	$332,991	$273,442
Weighted average common shares outstanding:
Basic	40,229	41,904	43,075
Diluted	40,906	42,592	43,898
Net income per common share:
Basic	$6.86	$7.95	$6.35
Diluted	$6.75	$7.82	$6.23
Comprehensive income
Net income	$276,079	$332,991	$273,442
Foreign currency translation loss	(4,871)	(30,088)	(25,805)
Changes in other comprehensive income, net of tax	8,481	1,002	15,003
Comprehensive income	$279,689	$303,905	$262,640

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances as of April 30, 2021	43,073	$431	$542,737	$274,535	$4,759	$822,462
Net income	—	—	—	273,442	—	273,442
Repurchase and retirement of common stock	(715)	(7)	(35,481)	—	—	(35,488)
Foreign currency translation loss	—	—	—	—	(25,805)	(25,805)
Other comprehensive income, net of tax	—	—	—	—	15,003	15,003
Equity-based compensation	—	—	10,968	—	—	10,968
Exercise of stock options	222	2	4,432	—	—	4,434
Vesting of restricted stock units	123	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(2,850)	—	—	(2,850)
Issuance of common stock pursuant to employee stock purchase plan	70	1	2,331	—	—	2,332
Balances as of April 30, 2022	42,773	428	522,136	547,977	(6,043)	1,064,498
Net income	—	—	—	332,991	—	332,991
Repurchase and retirement of common stock	(2,271)	(23)	(110,753)	—	—	(110,776)
Foreign currency translation loss	—	—	—	—	(30,088)	(30,088)
Other comprehensive income, net of tax	—	—	—	—	1,002	1,002
Equity-based compensation	—	—	13,217	—	—	13,217
Exercise of stock options	280	3	4,712	—	—	4,715
Vesting of restricted stock units	110	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(4,005)	—	—	(4,005)
Issuance of common stock pursuant to employee stock purchase plan	79	1	3,202	—	—	3,203
Balances as of April 30, 2023	40,971	410	428,508	880,968	(35,129)	1,274,757
Net income	—	—	—	276,079	—	276,079
Repurchase and retirement of common stock	(1,702)	(17)	(116,422)	—	—	(116,439)
Foreign currency translation loss	—	—	—	—	(4,871)	(4,871)
Other comprehensive income, net of tax	—	—	—	—	8,481	8,481
Equity-based compensation	—	—	15,618	—	—	15,618
Exercise of stock options	276	2	6,334	—	—	6,336
Vesting of restricted stock units	120	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(4,026)	—	—	(4,026)
Issuance of common stock pursuant to employee stock purchase plan	89	1	4,585	—	—	4,586
Balances as of April 30, 2024	39,754	$397	$334,596	$1,157,047	$(31,519)	$1,460,521
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended April 30,
	2024	2023	2022
Cash flows from operating activities:
Net income	$276,079	$332,991	$273,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,362	126,907	119,232
Write-off and amortization of debt discount and debt issuance costs	4,704	1,468	2,744
Equity-based compensation	22,436	22,098	17,354
Gain on disposal of assets	(729)	(1,413)	(913)
Deferred income taxes	3,685	220	(351)
Other items, net	8,766	13,270	5,706
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(26,573)	(37,024)	(162,118)
Inventories	17,067	(16,802)	(156,311)
Prepaid expenses and other assets	(18,652)	1,367	(92)
Accounts payable	22,147	6,665	28,423
Accrued compensation and employee benefits	5,795	11,754	32,564
Other accrued expenses and liabilities	(14,838)	(19,764)	19,931
Cash provided by operating activities	433,249	441,737	179,611
Cash flows from investing activities:
Purchases of property and equipment	(57,247)	(52,672)	(41,082)
Proceeds from sale of assets	2,668	2,879	1,922
Acquisition of businesses, net of cash acquired	(376,192)	(61,677)	(348,050)
Cash used in investing activities	(430,771)	(111,470)	(387,210)
Cash flows from financing activities:
Repayments on revolving credit facility	(605,409)	(647,247)	(1,178,897)
Borrowings from revolving credit facility	765,373	546,113	1,390,222
Payments of principal on long-term debt	(2,500)	(5,110)	(5,110)
Payments of principal on finance lease obligations	(41,786)	(35,845)	(31,365)
Borrowings from term loan amendments	390,574	—	—
Repayments of term loan amendments	(390,076)	—	—
Repurchases of common stock	(116,439)	(110,776)	(35,488)
Payment of acquisition holdback liability	—	(13,500)	—
Debt issuance costs	(7,070)	(3,157)	—
Proceeds from exercises of stock options	6,336	4,715	4,434
Payments for taxes related to net share settlement of equity awards	(4,026)	(4,005)	(2,850)
Proceeds from issuance of stock pursuant to employee stock purchase plan	4,586	3,203	2,332
Cash (used in) provided by financing activities	(437)	(265,609)	143,278
Effect of exchange rates on cash and cash equivalents	(638)	(1,829)	(775)
Increase (decrease) in cash and cash equivalents	1,403	62,829	(65,096)
Cash and cash equivalents, beginning of year	164,745	101,916	167,012
Cash and cash equivalents, end of year	$166,148	$164,745	$101,916
Supplemental cash flow disclosures:
Cash paid for income taxes	$120,352	$110,366	$86,288
Cash paid for interest	70,798	61,752	46,204
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Notes to Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Founded in 1971, GMS Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” “GMS” or the “Company”), through its wholly owned operating subsidiaries, operates a network of more than 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. The Company also operates more than 100 tool sales, rental and service centers. Through these operations, the Company provides a comprehensive selection of building products and solutions for its residential and commercial contractor customer base across the United States and Canada. The Company’s operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling the Company to generate significant economies of scale while maintaining high levels of customer service.
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
Leases
The Company leases certain facilities, distribution and warehouse equipment and fleet of vehicles. The Company’s leases have lease terms ranging from one to fifteen years. The Company's facility leases generally contain renewal options for periods ranging from one to five years. The exercise of lease renewal options is typically at the Company’s sole discretion. The Company does not recognize ROU assets or lease liabilities for renewal options unless it is determined that the Company is reasonably certain of exercising renewal options at lease inception. Certain of the Company’s equipment leases include options to purchase the leased property. The Company’s lease agreements do not contain any material restrictive covenants.
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
Lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. If readily determinable, the rate implicit in the lease is used to discount lease payments to present value. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate in determining the present value of future payments. The Company determines its incremental borrowing rate based on the applicable lease terms and the current economic environment. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. Lease ROU assets also include any lease payments made in advance and exclude lease incentives and initial direct costs incurred. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvements funding or other lease concessions. Lease expense is recognized on a straight-line basis based on the fixed component over the lease term. Reductions in ROU assets and changes in lease liabilities are presented on a net basis within other non-current assets and liabilities within the operating section of the Company's Consolidated Statement of Cash Flows. Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs for leased facilities and vehicles and equipment, which are expensed as incurred. The Company also made the accounting policy election to not separate lease components from non-lease components related to its fleet of vehicles.

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

	April 30,
	2024	2023
	(in thousands)
Medical self-insurance	$6,067	$4,275
General liability, automobile and workers’ compensation	22,731	20,502
Expected recoveries for insurance liabilities	(3,746)	(3,531)
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Vendor Rebates
Typical arrangements with vendors provide for the Company to receive a rebate of a specified amount after it achieves any of a number of measures generally related to the volume of the Company's purchases over a period of time. The Company records these rebates to effectively reduce its cost of sales in the period in which the Company sells the product. Throughout the year, the Company estimates the amount of rebates receivable for the periodic programs based upon the expected level of purchases. The Company accrues for the receipt of vendor rebates based on purchases and reduces inventory to reflect the deferral of cost of sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include expenses related to the delivery and warehousing of the Company's products, as well as employee compensation and benefits expenses for employees in the Company's branches and yard support center, as well as other administrative expenses, such as legal, accounting and information technology costs. Selling, general and administrative expenses included delivery expenses of $352.5 million, $324.9 million and $275.0 million during the years ended April 30, 2024, 2023 and 2022, respectively.
Advertising Expense
The cost of advertising is expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. Advertising expenses were $7.4 million, $6.0 million and $4.2 million during the years ended April 30, 2024, 2023 and 2022, respectively.
Equity-Based Compensation
As of April 30, 2024, the Company had various stock-based compensation plans, which are more fully described in Note 12, “Equity-Based Compensation.” The Company measures compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognizes compensation expense, net of forfeitures, over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model and determines the fair value of restricted stock units based on the quoted price of GMS common stock on the date of grant.
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Concentrations of Risk
Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts and notes receivable. The Company assesses the credit standing of counterparties as considered necessary. The Company routinely assesses the financial strength of its customers and generally does not require collateral. Concentrations of credit risk with respect to trade accounts receivable are limited due to the substantial number of geographically diverse customers comprising the Company’s customer base. Additionally, the Company maintains allowances for expected credit losses. The Company does not enter into financial instruments for trading or speculative purposes. As of April 30, 2024 and 2023, no customer accounted for more than 10% of gross accounts receivable.
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
Income Taxes. In December 2023, the FASB issued new guidance to enhance income tax disclosures, primarily through changes in the rate reconciliation and income taxes paid disclosures. The new guidance is effective for fiscal years beginning after December 15, 2024. The new guidance will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
2. Business Combinations
The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing certain acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Consolidated Statements of Operations and Comprehensive Income. The results of operations of acquisitions are reflected in the Company’s Consolidated Financial Statements from the date of acquisition. The Company's Consolidated Statement of Operations and Comprehensive Income for the year ended April 30, 2024 included $71.5 million of net sales and $5.4 million of net loss from acquisitions made in fiscal 2024. The Company recorded transaction costs of $4.9 million, $2.0 million and $3.5 million during the years ended April 30, 2024, 2023 and 2022, respectively.
Fiscal 2024 Acquisitions
In fiscal 2024, the Company completed the following acquisitions, with an aggregate preliminary purchase price of $380.0 million of cash consideration. The purpose of these acquisitions was to expand the geographical coverage of the Company, expand the Company's complementary product offerings and grow the business.

Company Name	Form of Acquisition	Date of Acquisition
Jawl Lumber Corporation	Purchase of 100% of outstanding common stock	May 1, 2023
AMW Construction Supply, LLC	Purchase of net assets	October 1, 2023
Kamco Supply Corporation and affiliates	Purchase of net assets	March 1, 2024
On May 1, 2023, the Company acquired Jawl Lumber Corporation ("Jawl"), which provides services to the Vancouver Island market in Canada under the Home Lumber and Building Supplies ("Home Lumber") brand name. Home Lumber is a leading supplier of lumber, engineered wood, doors, framing packages and siding as well as other key complementary building materials in the Vancouver Island market. Home Lumber operates from a single location in Victoria, Canada. The primary purpose of the transaction was to expand the geographical coverage of the Company and grow the business.
On October 1, 2023, the Company acquired AMW Construction Supply, LLC ("AMW"), a tools and fasteners and other complementary products distributor servicing the Phoenix, Arizona metro area. AMW operates from a single location in Phoenix, Arizona. The primary purpose of the transaction was to expand the Company's complementary product offerings and grow the business.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
On March 1, 2024, the Company acquired Kamco Supply Corporation and affiliates ("Kamco"), a leading regional supplier of ceilings, wallboard, steel, lumber, and other related construction products. Kamco operates five distribution facilities in the greater New York City area and services the New York metro and tri-state area. The transaction was funded with cash on hand and borrowings under the Company’s revolving credit facility. The primary purpose of the transaction was to expand the geographical coverage of the Company and grow the business.
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
The following table summarizes the preliminary acquisition accounting for these acquisitions, and subsequent measurement period adjustments recorded, based on currently available information:

	Initial Acquisition Accounting	Adjustments	Updated Acquisition Accounting
	(in thousands)
Cash	$3,028	$—	$3,028
Trade accounts and notes receivable	37,355	154	37,509
Inventories	25,713	37	25,750
Prepaid and other current assets	411	(32)	379
Property and equipment	17,035	—	17,035
Operating lease right-of-use assets	61,703	—	61,703
Customer relationships	124,954	(4,353)	120,601
Trade names	44,064	(664)	43,400
Non-compete agreements	4,600	—	4,600
Goodwill	151,726	3,700	155,426
Accounts payable and accrued expenses	(21,925)	(208)	(22,133)
Operating lease liabilities	(61,703)	—	(61,703)
Deferred income taxes	(6,586)	963	(5,623)
Fair value of consideration transferred	$380,375	$(403)	$379,972
Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is attributable to the Company's geographic divisions reportable segment. Goodwill of $17.2 million is not expected to be deductible for U.S. federal income tax purposes, and goodwill of $138.2 million is expected to be deductible for U.S. federal income tax purposes. The estimated useful life for the customer relationships is 12.1 years, the estimated useful life for the trade names is 15 years and the estimated useful lives for the non-competition agreements is 5.0 years.
Trade accounts and notes receivable had an estimated fair value of $37.5 million and a gross contractual value of $38.0 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Pro Forma Financial Information
The following table presents the unaudited pro forma consolidated net sales and net income for the Company for the periods indicated:

	Year Ended	Year Ended
	April 30, 2024	April 30, 2023
	(in thousands)
Net sales	$5,711,196	$5,622,824
Net income	263,482	332,831
The above pro forma results have been calculated by combining the historical results of the Company, Jawl, AMW and Kamco as if the acquisitions of Jawl, AMW and Kamco had occurred on May 1, 2022, the first day of the comparable prior reporting period. The pro forma results include estimates for intangible asset amortization, depreciation, interest expense and income taxes. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future.
Fiscal 2023 Acquisitions

In fiscal 2023, the Company completed the following acquisitions, with an aggregate purchase price of $60.5 million of cash consideration. The purpose of these acquisitions was to expand the geographical coverage of the Company, expand the Company's complementary product offerings and grow the business. The impact of these acquisitions was not material to the Company’s Consolidated Financial Statements.

Company Name	Form of Acquisition	Date of Acquisition
Construction Supply of Southwest Florida, Inc.	Purchase of net assets	June 1, 2022
Tanner Bolt and Nut, Inc.	Purchase of net assets	December 30, 2022
Blair Building Materials, Inc.	Purchase of net assets	April 3, 2023
Engler, Meier and Justus, Inc.	Purchase of 100% of outstanding common stock	April 3, 2023
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The following table summarizes the acquisition accounting for the Company's fiscal 2023 acquisitions:

	Preliminary Acquisition Accounting	Adjustments	Final Acquisition Accounting
	(in thousands)
Trade accounts and notes receivable	$20,267	$(959)	$19,308
Inventories	16,768	54	16,822
Prepaid and other current assets	542	(138)	404
Property and equipment	4,689	—	4,689
Operating lease right-of-use assets	6,894	—	6,894
Customer relationships	14,039	—	14,039
Trade names	4,614	—	4,614
Goodwill	10,697	(822)	9,875
Accounts payable and accrued expenses	(9,091)	—	(9,091)
Operating lease liabilities	(6,894)	—	(6,894)
Deferred income taxes	(793)	609	(184)
Fair value of consideration transferred	$61,732	$(1,256)	$60,476
Goodwill recognized is attributable to expected synergies, increased market presence and the expected value to expand and enhance the Company's complementary product offerings and is attributable to the Company's geographic divisions

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
reportable segment. Goodwill of $5.4 million is deductible for U.S. federal income tax purposes. Goodwill of $4.5 million is not deductible for U.S. federal income tax purposes. The weighted average estimated useful life for customer relationships is 9.5 years and the weighted average estimated useful life for trade names is 15 years.
Trade accounts and notes receivable had an estimated fair value of $19.3 million and a gross contractual value of $21.0 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.
Fiscal 2022 Acquisitions
Westside Acquisition
On July 1, 2021, the Company acquired substantially all of the assets of Westside Building Material (“Westside”), one of the largest independent distributors of interior building products in the U.S., for consideration of $140.1 million in cash. Westside is a leading supplier of steel framing, wallboard, ceilings, insulation and complementary building products serving commercial and residential markets. Westside’s distribution network comprises ten locations, including nine across California (Anaheim, Hesperia, Oakland, Chatsworth, Fresno, Lancaster, Santa Maria, San Diego and National City) and one in Las Vegas, Nevada. The acquisition was funded with cash on hand and borrowings under the Company's asset based revolving credit facility. The primary purpose of the transaction was to expand the geographical coverage of the Company and grow the business.
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
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The following table summarizes the acquisition accounting:

	Initial Acquisition Accounting	Adjustments	Final Acquisition Accounting
	(in thousands)
Trade accounts and notes receivable	$27,081	$(799)	$26,282
Inventories	28,900	(948)	27,952
Prepaid and other current assets	228	—	228
Property and equipment	16,687	—	16,687
Operating lease right-of-use assets	20,782	—	20,782
Customer relationships	51,500	—	51,500
Trade names	11,300	—	11,300
Goodwill	13,351	2,625	15,976
Accounts payable and accrued expenses	(14,375)	(405)	(14,780)
Operating lease liabilities	(15,819)	—	(15,819)
Fair value of consideration transferred	$139,635	$473	$140,108
Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is attributable to the Company's geographic divisions reportable segment. Goodwill is deductible for U.S. federal income tax purposes. The estimated useful life for customer relationships is 9.5 years and the estimated useful life for trade names is 15 years.
Trade accounts and notes receivable had an estimated fair value of $26.3 million and a gross contractual value of $26.4 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Ames Acquisition
On December 1, 2021, the Company acquired Ames Taping Tools Holding LLC (“Ames”) for consideration of $226.7 million in cash. Ames is the leading provider of automatic taping and finishing (“ATF”) tools and related products to the professional drywall finishing industry. As of the acquisition date, Ames operated nearly 100 retail locations servicing professionals in the interior finishing market. The acquisition was primarily funded with borrowings under the Company's asset based revolving credit facility. The primary purpose of the transaction was to expand the Company's complementary product offerings and grow the business.
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The following table summarizes the acquisition accounting:

	Initial Acquisition Accounting	Adjustments	Final Acquisition Accounting
	(in thousands)
Cash and cash equivalents	$10,692	$—	$10,692
Trade accounts and notes receivable	9,955	(54)	9,901
Inventories	15,464	870	16,334
Prepaid and other current assets	1,941	—	1,941
Property and equipment	6,165	—	6,165
Operating lease right-of-use assets	8,238	(235)	8,003
Customer relationships	63,000	(3,000)	60,000
Trade names	53,000	(4,000)	49,000
Patents	3,000	—	3,000
Goodwill	104,557	2,822	107,379
Accounts payable and accrued expenses	(14,827)	3,170	(11,657)
Deferred tax liability	(28,440)	2,355	(26,085)
Operating lease liabilities	(8,238)	235	(8,003)
Fair value of consideration transferred	$224,507	$2,163	$226,670
Goodwill recognized is attributable to expected synergies and the expected value in the potential to expand and enhance the Company's complementary product offerings and is attributable to the Company's other reportable segment. Goodwill is not deductible for U.S. federal income tax purposes. The estimated useful life for the customer relationships is 11 years and the estimated useful life for the patents is 10 years. Trade names valued at $26.0 million have an estimated useful life of 15 years and trade names valued at $23.0 million have an indefinite useful life.
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	April 30,
	2024	2023
	(in thousands)
Trade receivables	$745,956	$713,372
Other receivables	120,967	92,496
Allowance for expected credit losses	(10,228)	(8,606)
Other allowances	(6,702)	(5,030)
Trade accounts and notes receivable	$849,993	$792,232
The following table presents the change in the allowance for expected credit losses during the year ended April 30, 2024:

(in thousands)
Balance as of April 30, 2023	$8,606
Provision	4,959
Write-offs and other	(3,337)
Balance as of April 30, 2024	$10,228
Receivables from contracts with customers, net of allowances, were $729.0 million and $699.7 million as of April 30, 2024 and 2023, respectively. The Company did not have material amounts of contract assets or liabilities as of April 30, 2024 or 2023.
4. Property and Equipment
The Company’s property and equipment consisted of the following:

	April 30,
	2024	2023
	(in thousands)
Land	$67,214	$62,080
Buildings and leasehold improvements	159,112	141,341
Machinery and equipment	547,912	451,363
Construction in progress	7,869	6,285
Total property and equipment	782,107	661,069
Less: accumulated depreciation	309,850	264,650
Total property and equipment, net of accumulated depreciation	$472,257	$396,419
Depreciation expense for property and equipment, which includes amortization of property under finance leases, was $69.2 million, $61.2 million and $55.4 million during the years ended April 30, 2024, 2023 and 2022, respectively.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
5. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2023	$765,314	$(64,501)	$700,813
Goodwill recognized from acquisitions	155,426	—	155,426
Acquisition accounting adjustments	(822)	—	(822)
Translation adjustment	(2,229)	579	(1,650)
Balance as of April 30, 2024	$917,689	$(63,922)	$853,767
As of April 30, 2024, $746.0 million of goodwill was assigned to the Company's geographic divisions reportable segment and $107.8 million was assigned to the Company's other segment. During the year ended April 30, 2024, the Company recorded measurement period adjustments related to its Engler, Meier and Justus, Inc. and Blair Building Materials, Inc. acquisitions.
The annual impairment test during the fourth quarter of fiscal 2024 indicated that the fair value of the Company’s reporting units exceeded their carrying values. The Company identified ten reporting units for evaluating goodwill for the fiscal 2024 annual impairment test, which were Central, Midwest, New York, Northeast, Southern, Southeast, Southwest, Western, Canada and Ames. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company evaluates its reporting units on an annual basis.
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
Intangible Assets
The following tables present the components of the Company’s definite-lived intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2024
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5 - 15	12.8	$695,411	$(395,117)	$300,294
Definite-lived trade names	5 - 20	15.4	143,267	(32,613)	110,654
Vendor agreements	10	10.0	1,000	(675)	325
Developed technology	5 - 10	6.9	8,249	(5,843)	2,406
Other	3 - 5	4.8	5,142	(500)	4,642
Definite-lived intangible assets		13.1	$853,069	$(434,748)	$418,321
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$502,688

GMS Inc.
Notes to Consolidated Financial Statements (Continued)

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2023
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5 - 16	12.4	$669,142	$(432,220)	$236,922
Definite-lived trade names	5 - 20	15.6	100,326	(25,407)	74,919
Vendor agreements	8 - 10	10.0	1,000	(575)	425
Developed technology	5 - 10	6.9	8,261	(5,596)	2,665
Other	3 - 5	3.2	1,551	(1,189)	362
Definite-lived intangible assets		12.8	$780,280	$(464,987)	$315,293
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$399,660
The Company’s indefinite-lived intangible assets, other than goodwill, consist of trade names that had a carrying amount of $84.4 million as of April 30, 2024 and 2023. In connection with the Company's annual impairment test during the fourth quarter of fiscal 2024, the Company performed a quantitative assessment of the carrying value of its indefinite-lived intangible assets. Based on the Company's assessment, the Company concluded there was no impairment of its indefinite-lived intangible assets.
Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flow generated by such assets and amortizes its other definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $64.2 million, $65.7 million and $63.8 million during the years ended April 30, 2024, 2023 and 2022, respectively, and is recorded in depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income.
During the year ended April 30, 2024, the Company wrote off fully amortized customer relationships with a carrying amount and accumulated amortization of $91.0 million and fully amortized other intangible assets with a carrying amount and accumulated amortization of $1.0 million.
The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2025	$69,663
2026	61,146
2027	53,698
2028	45,668
2029	38,936
Thereafter	149,210
Total	$418,321

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
6. Other Accrued Expenses and Current Liabilities
The Company’s other accrued expenses and current liabilities consisted of the following:

	April 30,
	2024	2023
	(in thousands)
Insurance related liabilities	$18,822	$14,194
Customer rebates payable	19,513	16,983
Sales taxes payable	19,037	15,407
Income taxes payable	2,360	10,321
Reserve for sales returns	9,804	10,297
Accrued interest	10,425	9,571
Other	31,243	30,902
Total other accrued expenses and current liabilities	$111,204	$107,675

7. Long-Term Debt
The Company’s long-term debt consisted of the following:

	April 30,
	2024	2023
	(in thousands)
Term Loan Facility	$497,503	$499,503
Unamortized discount and deferred financing costs on Term Loan Facility	(6,406)	(2,442)
ABL Facility	270,000	110,000
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(3,426)	(4,113)
Finance lease obligations	168,738	137,303
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2029	4,170	8,529
Unamortized discount on installment notes	(4)	(103)
Carrying value of debt	1,280,575	1,098,677
Less current portion	50,849	54,035
Long-term debt	$1,229,726	$1,044,642
Term Loan Facility
The Company’s wholly owned subsidiaries, GYP Holdings II Corp., as parent guarantor (in such capacity, “Holdings”), and GYP Holdings III Corp., as borrower (in such capacity, the “Borrower” and, together with Holdings and the Subsidiary Guarantors (as defined below), the “Loan Parties”), have a senior secured first lien term loan facility (the “Term Loan Facility”). The indebtedness and obligations under the Term Loan Facility are secured by a first-priority security interest in substantially all of the fixed assets of the Company and its subsidiaries (including the Company’s indirect Canadian subsidiaries) and a second-priority security interest in substantially all of the current assets of the Company and its subsidiaries (including the Canadian Subsidiaries), subject to exclusions as set forth in the Term Loan Facility and related loan documents. As of April 30, 2024, the applicable rate of interest was 7.57%.
On May 12, 2023, the Company amended the Term Loan Facility to provide refinancing term loans in the aggregate principal amount of $500.0 million, the net proceeds of which were used, together with cash on hand, to refinance the then outstanding borrowings under the Term Loan Facility in the principal amount of $499.5 million and pay related fees. The

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
amendment also amended the Term Loan Facility to, among other things, (i) replace Credit Suisse with JPMorgan as the administrative agent and collateral agent, (ii) extend the maturity date by seven years from the date of the amendment to May 12, 2030 and (iii) modify certain thresholds, baskets and amounts referenced therein. The amended Term Loan Facility bears interest at a floating rate per annum of SOFR plus 3.00%. The Company recorded a write-off of debt discount and deferred financing fees of $1.4 million, which is included in write-off of debt discount and deferred financing fees in the Consolidated Statement of Operations and Comprehensive Income for the year ended April 30, 2024.
The amended Term Loan Facility permits the Borrower to add one or more incremental term loans up to (1) a fixed amount equal to the greater of (x) $500.0 million and (y) 100% of consolidated EBITDA for the most recently ended four fiscal quarter period plus (2) additional amounts subject to a secured first lien leverage ratio test not to exceed 3.50:1.00. The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, with the balance due May 12, 2030. Provided that the individual affected lenders agree accordingly, the maturities of the Term Loan Facility may, upon the Borrower’s request and without the consent of any other lender, be extended. GYP Holdings II Corp., the sole entity between Borrower and the financial reporting entity, is a holding company with no other operations, assets, liabilities or cash flows other than through its ownership of the Borrower and its operating subsidiaries.
On February 2, 2024, the Company amended its Term Loan Facility to reduce the interest rate applicable to the outstanding borrowings under the Term Loan Facility. The applicable rate for term Secured Overnight Financing Rate ("SOFR") loans under the Term Loan Facility was reduced from a floating rate per annum of Term SOFR (as defined in the Term Loan Facility) plus 3.00% to a floating rate per annum of Term SOFR plus 2.25%, and the applicable rate for base rate loans under the Term Loan Facility was reduced from a floating rate per annum of the Base Rate (as defined in the Term Loan Facility) plus 2.00% to a floating rate per annum of the Base Rate plus 1.25%. The other material terms of the Term Loan Facility remain unchanged. The Company recorded a write-off of debt discount and deferred financing fees of $0.7 million, which is included in write-off of debt discount and deferred financing fees in the Consolidated Statement of Operations and Comprehensive Income for the year ended April 30, 2024.
Asset Based Lending Facility
The Company has an asset based lending facility ("ABL Facility") that provides for aggregate revolving commitments of $950.0 million. GYP Holdings III Corp. is the lead borrower (in such capacity, the “Lead Borrower”). Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and accounts receivable, subject to certain reserves and other adjustments.
At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based on SOFR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of April 30, 2024, the weighted average interest rate on borrowings was 6.68%.
On May 23, 2024, we amended our ABL Facility to replace the Canadian Dollar Offered Rate (CDOR) as the benchmark rate for borrowings under the Canadian revolving credit subfacility with the Canadian Overnight Repo Rate Average (CORRA).
As of April 30, 2024, the Company had available borrowing capacity of $655.9 million under the ABL Facility. The ABL Facility matures on December 22, 2027. The ABL Facility contains a cross-default provision with the Term Loan Facility.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Terms of the ABL Facility and Term Loan Facilities
Collateral
The ABL Facility is collateralized by (a) first priority perfected liens on the following assets of the Loan Parties (including the Canadian Subsidiaries): (i) accounts receivable; (ii) inventory; (iii) deposit accounts; (iv) cash and cash equivalents; (v) tax refunds and tax payments; (vi) chattel paper; and (vii) documents, instruments, general intangibles, securities accounts, books and records, proceeds and supporting obligations related to each of the foregoing, subject to certain exceptions (collectively, “ABL Priority Collateral”); and (b) second priority perfected liens on the remaining assets of the Loan Parties not constituting ABL Priority Collateral, subject to customary exceptions (collectively, “Term Priority Collateral”) and excluding real property.
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
As of April 30, 2024, there was no prepayment required related to excess cash flow.
The ABL Facility may be prepaid at the Company’s option at any time without premium or penalty and will be subject to mandatory prepayment if the outstanding ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate amount of commitments. Mandatory prepayments do not result in a permanent reduction of the lenders’ commitments under the ABL Facility.
Guarantees
Holdings guarantees the payment obligations under the ABL Facility and the Term Loan Facility. Certain of Holdings’ subsidiaries (i) guarantee the payment obligations under the Term Loan Facility (in such capacity, the “Subsidiary Guarantors”) and (ii) are co-borrowers under the ABL Facility.
Covenants
The ABL Facility and Term Loan Facility contain a number of covenants that limit the Company’s ability and the ability of the Company’s restricted subsidiaries, as described in the respective credit agreement, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all covenants under the ABL Facility and Term Loan Facility as of April 30, 2024.
Events of Default
The ABL Facility and Term Loan Facility also provide for customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross-default to

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments and changes of control.
Senior Notes
The Company has $350.0 million of senior notes ("Senior Notes") outstanding. The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1.
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
Debt Maturities
As of April 30, 2024, the maturities of existing long-term debt and finance leases were as follows:

	Term Loan Facility	ABL Facility	Senior Notes	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2025	$4,988	$—	$—	$44,287	$1,574	$50,849
2026	4,988	—	—	39,260	714	44,962
2027	4,988	—	—	33,971	694	39,653
2028	4,988	270,000	—	27,408	620	303,016
2029	4,988	—	—	16,578	568	22,134
Thereafter	472,563	—	350,000	7,234	—	829,797
	$497,503	$270,000	$350,000	$168,738	$4,170	$1,290,411

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
8. Leases
The components of lease expense were as follows:

	Year Ended April 30,
	2024	2023	2022
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$29,222	$24,501	$22,295
Interest on lease liabilities	7,988	7,187	8,179
Operating lease cost	65,804	57,093	47,778
Variable lease cost	16,686	19,699	17,825
Total lease cost	$119,700	$108,480	$96,077
Operating lease cost, including variable lease cost, is included in selling, general and administrative expenses; amortization of finance ROU assets is included in depreciation and amortization; and interest on finance lease liabilities is included in interest expense in the Consolidated Statements of Operations and Comprehensive Income.
Supplemental cash flow information related to leases was as follows:

	Year Ended April 30,
	2024	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$64,117	$56,269	$48,283
Operating cash flows from finance leases	7,988	7,187	8,179
Financing cash flows from finance leases	41,786	35,845	31,365
Right-of-use assets obtained in exchange for lease obligations
Operating leases(a)	112,618	73,083	71,252
Finance leases	77,495	59,720	41,699
_________________________________________

(a) Includes operating lease ROU assets obtained in acquisitions. See Note 2, “Business Combinations” for more information on business combinations.

Other information related to leases was as follows:

	April 30,
	2024	2023
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$289,707	$231,488
Accumulated depreciation	(78,170)	(65,274)
Property and equipment, net	$211,537	$166,214
Weighted-average remaining lease term (years)
Operating leases	6.9	5.2
Finance leases	4.0	3.9
Weighted-average discount rate
Operating leases	6.3%	5.0%
Finance leases	5.7%	4.9%

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Future minimum lease payments under non-cancellable leases as of April 30, 2024 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2025	$52,991	$63,394
2026	45,343	55,227
2027	38,144	43,824
2028	29,836	33,955
2029	17,592	26,707
Thereafter	6,937	98,975
Total lease payments	190,843	322,082
Less imputed interest	22,105	68,067
Total	$168,738	$254,015
9. Retirement Plan
The Company maintains a 401(k) defined contribution retirement plan for its employees. Participants are allowed to choose from a selection of mutual funds to designate how both employer and employee contributions are invested. Under the plan, the Company matches 50% of each employee’s contributions on the first 4% of the employee’s compensation contributed. The Company contributed $8.9 million, $7.8 million and $6.8 million, during the years ended April 30, 2024, 2023 and 2022, respectively.
10. Income Taxes
The following table presents the components of income before taxes for the years ended April 30, 2024, 2023 and 2022:

	Year Ended April 30,
	2024	2023	2022
	(in thousands)
United States	$347,309	$392,299	$320,353
Foreign	26,857	55,204	44,466
Income before taxes	$374,166	$447,503	$364,819
The following table presents the components of the provision for income taxes for the years ended April 30, 2024, 2023 and 2022:

	Year Ended April 30,
	2024	2023	2022
	(in thousands)
Current
Federal	$63,306	$76,532	$60,406
Foreign	8,235	16,727	11,995
State	22,861	21,033	19,327
Total Current	94,402	114,292	91,728
Deferred
Federal	5,446	3,315	4,657
Foreign	(3,569)	(3,705)	(4,216)
State	1,808	610	(792)
Total Deferred	3,685	220	(351)
Total provision for income taxes	$98,087	$114,512	$91,377

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate:

	Year Ended April 30,
	2024	2023	2022
	(in thousands)
Federal income taxes at statutory rate	$78,538	$93,976	$76,613
State income taxes, net of federal income tax benefit	19,008	16,847	14,730
Impact of foreign rate differences	(1,672)	1,052	(2,827)
Net change in valuation allowance	954	443	350
Equity-based compensation	(3,024)	(1,942)	(1,659)
Other permanent items	3,704	2,670	2,649
GILTI	39	1,452	1,076
Other	540	14	445
Total provision for income taxes	$98,087	$114,512	$91,377
The tax effects of temporary differences, which give rise to deferred income taxes are as follows:

	April 30,
	2024	2023
Deferred income tax assets:	(in thousands)
Allowances on accounts and notes receivable	$5,973	$5,339
Accrued payroll and related costs	2,606	2,102
Insurance reserves	4,568	4,165
Inventory costs	6,495	5,580
Deferred compensation	10,043	10,391
Equity compensation	3,903	3,716
Acquisition related costs	1,454	1,258
Net operating loss carry-forwards	1,928	1,368
Disallowed interest expense	2,097	1,854
Investment in partnerships	30,449	28,324
Operating lease liability	63,151	47,256
Other deferred tax assets, net	4,382	2,613
Total deferred income tax assets	137,049	113,966
Less: Valuation allowance	(12,541)	(11,708)
Total deferred income tax assets, net of valuation allowance	124,508	102,258
Deferred income tax liabilities:
Amortization of intangible assets	(41,663)	(40,191)
Operating lease right-of-use assets	(61,283)	(45,966)
Depreciation	(57,667)	(46,715)
Derivative instruments	(2,780)	—
Other deferred tax liabilities, net	(1,923)	(770)
Total deferred income tax liabilities	(165,316)	(133,642)
Deferred income tax liabilities	$(40,808)	$(31,384)
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
As of April 30, 2024, the Company’s assertion has not changed from the year ended April 30, 2023 that it does not intend to permanently reinvest its accumulated earnings in its non-U.S. subsidiaries and will continue to periodically distribute the earnings on an as needed basis. The Company does not anticipate significant tax consequences from any future distributions.
NOLs. During recent tax years, the Company generated certain state net operating loss carry-forwards which are available for use against taxable income in each respective state. The Company had gross state net operating losses available for carry-forward of $37.4 million and $26.5 million as of April 30, 2024 and 2023, respectively, which expire beginning in 2029.
Valuation allowance. Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. As of each reporting date, the Company considers new evidence, both positive and negative, that could affect the future realization of deferred tax assets. Valuation allowances are established if management believes that it is more likely than not the related tax benefits will not be realized. The valuation allowance as of April 30, 2024 and 2023 primarily relates to a portion of the outside basis difference that was created as a result of the impairment of goodwill recognized during the year ended April 30, 2020 and state tax attribute carryforwards. The net operating loss carryforwards expire beginning 2029.
Uncertain tax positions. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. The Company’s policy for recording penalties and interest associated with uncertain tax positions is to record such items as a component of selling, general and administrative expenses. The Company had no reserve for uncertain tax positions as of April 30, 2024 and 2023.
As of April 30, 2024, the tax years ended April 30, 2021 through 2023 remain subject to examination by the U.S. Internal Revenue Service. As of April 30, 2024, the tax years ended April 30, 2021 and 2023 remain subject to examination by the Barbados Revenue Authority and the tax years ended April 30, 2021 through 2023 remain subject to examination by the Canada Revenue Agency. In states in which the Company conducts business, the statute of limitation periods for examination generally vary from three to four years. Net operating losses dating back to 2009 are still being carried forward and remain subject to examination by the taxing authorities. The Company regularly assesses the potential outcomes of future examinations to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes that no liability for uncertain tax position is necessary as of April 30, 2024 and 2023.
11. Stockholders’ Equity
Share Repurchase Program
On October 18, 2023, the Company's Board of Directors approved an expanded share repurchase program under which the Company is authorized to repurchase up to $250.0 million of its outstanding common stock. This expanded program replaced the Company’s previous share repurchase authorization of $200.0 million. The Company may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any purchases of the Company's common stock are subject to a variety of factors, including, but not limited to, the Company’s liquidity, credit availability, general business and market conditions, debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate the Company to acquire any amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. As of April 30, 2024, the Company had $200.5 million of remaining repurchase authorization under its stock repurchase program.
Beginning January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax. The Company includes the applicable excise tax as part of the cost basis of the shares acquired and records the taxes as a corresponding liability in accrued expenses and other liabilities in the Consolidated Balance Sheet.
Shares repurchased pursuant to the Company’s share repurchase program are retired. The Company’s accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and charge any excess of cost over par value to additional paid-in capital. The following table presents share repurchase activity for the years ended April 30, 2024, 2023 and 2022.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended April 30,
	2024	2023	2022
	(in thousands)
Amount repurchased pursuant to repurchase program	$115,644	$110,657	$35,488
Excise taxes on repurchases	795	119	—
Repurchases of common stock	$116,439	$110,776	$35,488

Number of shares repurchased	1,702	2,271	715
Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes to accumulated other comprehensive income (loss), net of tax, by component for the years ended April 30, 2024, 2023 and 2022:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2021	$20,764	$(16,005)	$4,759
Other comprehensive income (loss) before reclassification	(25,805)	6,127	(19,678)
Reclassification to earnings from accumulated other comprehensive income (loss)	—	8,876	8,876
Balance as of April 30, 2022	(5,041)	(1,002)	(6,043)
Other comprehensive loss before reclassification	(30,088)	(776)	(30,864)
Reclassification to earnings from accumulated other comprehensive income (loss)	—	1,778	1,778
Balance as of April 30, 2023	(35,129)	—	(35,129)
Other comprehensive income (loss) before reclassification	58	11,365	11,423
Losses on intra-entity transactions that are of a long-term investment nature	(4,929)	—	(4,929)
Reclassification to earnings from accumulated other comprehensive income (loss)	—	(2,884)	(2,884)
Balance as of April 30, 2024	$(40,000)	$8,481	$(31,519)
Other comprehensive income (loss) on derivative instruments for the years ended April 30, 2024, 2023 and 2022 is net of tax of $3.7 million, $0.3 million and $2.0 million, respectively. Reclassification to earnings from accumulated other comprehensive income (loss) for the years ended April 30, 2024, 2023 and 2022 is net of tax of $0.9 million, $0.6 million and $2.9 million, respectively. Losses on intra-entity transactions that are of a long-term investment nature for the year ended April 30, 2024 are net of tax of $1.6 million.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
12. Equity-Based Compensation
General
The Company has granted options and restricted stock units to employees and non-employee directors to purchase the Company’s common stock under various stock incentive plans. The plans are administered by a committee of the Board of Directors, which determines the terms of the awards granted. The committee may grant various forms of equity-based incentive compensation, including stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards, among others. Stock options are granted with an exercise price equal to the closing market value of GMS common stock on the date of grant, have a term of ten years, and vest over terms of three to four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant. The Company’s current stock incentive plan provides for the issuance of a maximum of 2.4 million shares, of which 1.4 million shares were still available for grant as of April 30, 2024. The Company intends to use authorized and unissued shares to satisfy share award exercises.
Share-based compensation expense related to stock options and restricted stock units was $14.4 million, $12.2 million and $10.4 million during the years ended April 30, 2024, 2023 and 2022, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
Stock Option Awards
The following table presents stock option activity as of and for the year ended April 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2023	1,106	$32.60	6.5	$28,155
Options granted	151	74.75
Options exercised	(276)	22.97
Options forfeited	(13)	42.73
Outstanding as of April 30, 2024	968	$41.79	6.7	$49,086
Exercisable as of April 30, 2024	633	$30.91	5.7	$38,995
Vested and expected to vest as of April 30, 2024	967	$41.79	6.7	$49,079
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the years ended April 30, 2024, 2023 and 2022 was $15.7 million, $11.5 million and $7.5 million, respectively. As of April 30, 2024, there was $5.6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years.
The fair value of stock options granted during the years ended April 30, 2024, 2023 and 2022 was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting weighted average grant date fair value:

	Year Ended April 30,
	2024	2023	2022
Volatility	38.70%	45.80%	43.13%
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	4.30%	2.67%	0.89%
Dividend yield	—%	—%	—%
Grant date fair value	$33.33	$25.26	$20.86

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The expected volatility was based on historical and implied volatility. The expected life of stock options was based on a simplified method using the midpoint between the vesting date and the end of the contractual term because the Company’s own historical share option exercise experience does not provide a reasonable basis for estimating expected term. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield was 0%, as the Company has not declared any common stock dividends to date and does not expect to declare common stock dividends in the near future. The fair value of the underlying common stock at the date of grant was determined based on the value of the Company’s closing stock price on the date of the grant.
Restricted Stock Units
The following table presents restricted stock unit activity for the year ended April 30, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2023	353	$46.97
Granted	141	74.80
Vested	(175)	44.53
Forfeited	(5)	52.84
Outstanding as of April 30, 2024	314	$60.74
The total fair value of awards vested during the years ended April 30, 2024, 2023 and 2022 was $13.0 million, $9.0 million and $8.9 million, respectively. As of April 30, 2024, there was $7.7 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.3 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”) which allows for qualified employees (as defined therein) to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. The ESPP authorizes the issuance of a total of 2.0 million shares, of which 1.5 million shares were still available for issuance as of April 30, 2024. Share-based compensation expense related to the ESPP was $1.2 million, $1.0 million and $0.6 million during the years ended April 30, 2024, 2023 and 2022, respectively.
The following table presents the number of shares of the Company’s common stock purchased under the ESPP and average price per share:

	Year Ended April 30,
	2024	2023	2022
	(shares in thousands)
Number of shares purchased under the ESPP	89	79	70
Average purchase price	$51.74	$40.47	$33.19

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
13. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2022	$30,878	$2,205	$11,026
Amounts redeemed	(6,149)	—	—
Change in fair value	7,703	202	976
Balance as of April 30, 2023	32,432	2,407	12,002
Amounts redeemed	(1,810)	(586)	(2,931)
Change in fair value	5,391	239	1,188
Balance as of April 30, 2024	$36,013	$2,060	$10,259

Classified as current as of April 30, 2023	$7,446	$545	$2,726
Classified as long-term as of April 30, 2023	24,986	1,862	9,276

Classified as current as of April 30, 2024	$11,038	$733	$3,666
Classified as long-term as of April 30, 2024	24,975	1,327	6,593
Total expense related to these instruments was $6.9 million, $8.9 million and $6.4 million during the years ended April 30, 2024, 2023 and 2022, respectively, and was included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets.
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
Stock Appreciation Rights
Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over five years, upon a triggering event. As of April 30, 2024, all stock appreciation rights were vested. Liabilities related to these agreements are classified as share-based liability awards and are measured at fair value.
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

	April 30,
	2024	2023
	(in thousands)
Interest rate swaps and collars (Level 2)	$11,260	$—
In connection with the amendment to the Term Loan Facility in May 2023, the Company entered into (a) two-year interest rate swap agreements effective May 31, 2023 and expiring April 30, 2025 with notional amounts totaling $300.0 million to convert the variable interest rate on a portion of the term loans outstanding to a fixed 1-month SOFR interest rate of 3.899% and (b) forward interest rate collars effective April 30, 2025 and expiring April 30, 2029 with notional amounts totaling $300.0 million. The objective of such hedging instruments is to reduce the variability of interest payment cash flows associated with the variable interest rates under the Term Loan Facility and otherwise hedge exposure to future interest rate fluctuations. The Company believes there have been no material changes in the creditworthiness of the counterparties to these interest rate swaps and believes the risk of nonperformance by each party is minimal. The Company designated the interest rate swaps and collars as cash flow hedges.
As of April 30, 2024, $3.7 million was classified in prepaid expenses and other current assets and $7.6 million was classified in other assets in the Condensed Consolidated Balance Sheet. The Company recognized gains, net of tax, of $2.9 million in earnings during the year ended April 30, 2024 related to its interest rate swaps and collars. The Company recognized losses, net of tax, of $1.8 million and $8.9 million in earnings related to prior interest rate swaps during the years ended April 30, 2023 and 2022, respectively. These gains and losses are included in interest expense in the Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities in the Consolidated Statements of Cash Flows. See Note 11, " Stockholders' Equity," for a reconciliation of the beginning and ending derivative loss in accumulated other comprehensive income.

The fair value of interest rate swaps was determined using Level 2 inputs. The Company obtained the Level 2 inputs from its counterparties. Substantially all of the inputs throughout the full term of the instruments were derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The fair value of the Company’s interest rate swap was determined using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
in connection with business combinations and asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” There were no material long-lived asset impairments during the years ended April 30, 2024, 2023 or 2022.
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

	April 30, 2024		April 30, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$323,330	$350,000	$308,000
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
16. Segments
General
The Company defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by the Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources. The Company’s CODM is its Chief Executive Officer. The Company has ten operating segments based on the Company’s nine geographic divisions, which are Central, Midwest, New York, Northeast, Southern, Southeast, Southwest, Western and Canada, and Ames. The acquisition of Kamco resulted in a new operating segment, New York. The Company aggregates its nine geographic divisions operating segments into one reportable segment based on similarities between the operating segments’ economic characteristics, nature of products sold, production process, type of customer and methods of distribution. The accounting policies of the operating segments are the same as those described in the summary of significant policies. In addition to the Company’s reportable segment, the Company’s consolidated results include both corporate activities and certain other activities. Corporate includes the Company’s corporate office building and support services provided to its subsidiaries. Other includes Tool Source Warehouse, Inc., which functions primarily as an internal distributor of tools, and Ames.
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present segment results:

	Year Ended April 30, 2024				April 30, 2024
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA	Total Assets
	(in thousands)
Geographic divisions	$5,374,474	$1,708,593	$118,548	$598,540	$3,449,392
Other	127,433	66,508	14,481	16,914	307,011
Corporate	—	—	333	—	3,437
	$5,501,907	$1,775,101	$133,362	$615,454	$3,759,840

	Year Ended April 30, 2023				April 30, 2023
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA	Total Assets
	(in thousands)
Geographic divisions	$5,200,268	$1,651,579	$109,872	$635,415	$2,954,222
Other	128,984	74,366	16,637	30,281	309,090
Corporate	—	—	398	—	3,696
	$5,329,252	$1,725,945	$126,907	$665,696	$3,267,008

	Year Ended April 30, 2022				April 30, 2022
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA	Total Assets
	(in thousands)
Geographic divisions	$4,559,477	$1,451,748	$111,452	$551,200	$2,809,394
Other	75,398	36,527	6,120	15,721	290,341
Corporate	—	—	1,660	—	4,664
	$4,634,875	$1,488,275	$119,232	$566,921	$3,104,399
The following table presents a reconciliation of Adjusted EBITDA to net income:

	Year Ended April 30,
	2024	2023	2022
	(in thousands)
Net income	$276,079	$332,991	$273,442
Interest expense	75,461	65,843	58,097
Write-off of debt discount and deferred financing fees	2,075	—	—
Interest income	(1,754)	(1,287)	(163)
Provision for income taxes	98,087	114,512	91,377
Depreciation expense	69,206	61,177	55,437
Amortization expense	64,156	65,730	63,795
Stock appreciation expense(a)	5,391	7,703	4,403
Redeemable noncontrolling interests and deferred compensation(b)	1,427	1,178	1,983
Equity-based compensation(c)	15,618	13,217	10,968
Severance and other permitted costs(d)	2,628	2,788	1,132
Transaction costs (acquisitions and other)(e)	4,856	1,961	3,545
Gain on disposal of assets(f)	(729)	(1,413)	(913)
Effects of fair value adjustments to inventory(g)	1,633	1,123	3,818
Debt transaction costs(h)	1,320	173	—
Adjusted EBITDA	$615,454	$665,696	$566,921
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
Revenues by Product
The following table presents the Company’s net sales to external customers by main product line:

	Year Ended April 30,
	2024	2023	2022
	(in thousands)
Wallboard	$2,263,337	$2,151,505	$1,710,851
Complementary products	1,650,689	1,537,617	1,328,383
Steel framing	892,730	1,011,309	1,027,941
Ceilings	695,151	628,821	567,700
Total net sales	$5,501,907	$5,329,252	$4,634,875
The following table presents additional detail on the Company’s net sales of complementary products:

	Year Ended April 30,
	2024	2023	2022
	(in thousands)
Tools and fasteners	$346,482	$319,466	$239,069
Insulation	320,209	293,755	254,374
Joint treatment	265,086	240,988	200,080
Lumber	151,457	147,507	176,994
EIFS/stucco	178,948	145,517	113,886
Other	388,507	390,384	343,980
Complementary products	$1,650,689	$1,537,617	$1,328,383
Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Year Ended April 30,
	2024	2023	2022
	(in thousands)
United States	$4,815,044	$4,676,558	$3,993,717
Canada	686,863	652,694	641,158
Total net sales	$5,501,907	$5,329,252	$4,634,875

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The following table presents the Company’s property and equipment by major geographic area:

	April 30, 2024	April 30, 2023
	(in thousands)
United States	$425,429	$354,652
Canada	46,828	41,767
Total property and equipment, net	$472,257	$396,419
17. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year Ended April 30,
	2024	2023	2022
	(in thousands, except per share data)
Net income	$276,079	$332,991	$273,442
Basic earnings per common share:
Basic weighted average common shares outstanding	40,229	41,904	43,075
Basic earnings per common share	$6.86	$7.95	$6.35
Diluted earnings per common share:
Basic weighted average common shares outstanding	40,229	41,904	43,075
Add: Common Stock Equivalents	677	688	823
Diluted weighted average common shares outstanding	40,906	42,592	43,898
Diluted earnings per common share	$6.75	$7.82	$6.23
During the years ended April 30, 2024 and 2023, approximately 0.2 million and 0.4 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. During the year ended April 30, 2022, the number of Common Stock Equivalents excluded from the calculation of diluted earnings per share was not material. Anti-dilutive securities could be dilutive in future periods.
18. Valuation and Qualifying Accounts
Allowances for Accounts Receivable

	Balance at Beginning of Period	Provision	Charged to Other Accounts(a)	Deductions	Balance at End of Period
	(in thousands)
Fiscal Year Ended April 30, 2024	$(13,636)	$(4,959)	$(2,382)	$4,047	$(16,930)
Fiscal Year Ended April 30, 2023	(9,346)	(6,135)	(1,971)	3,816	(13,636)
Fiscal Year Ended April 30, 2022	(6,282)	(1,588)	(2,714)	1,238	(9,346)
__________________________________________
(a)Charged to other accounts represents the net (increase) decrease for specifically reserved accounts, as well as the net change in reserves for sales discounts, service charges and sales returns.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Valuation Allowance on Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Fiscal Year Ended April 30, 2024	$(11,708)	$(1,008)	$175	$(12,541)
Fiscal Year Ended April 30, 2023	(11,719)	(443)	454	(11,708)
Fiscal Year Ended April 30, 2022	(11,768)	(1,248)	1,297	(11,719)

19. Selected Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited financial information for each quarter of the years ended April 30, 2024 and 2023. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented.

	Year Ended April 30, 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$1,409,600	$1,420,930	$1,258,348	$1,413,029
Gross profit	450,554	458,629	414,720	451,198
Net income	86,830	80,957	51,905	56,387
Per share data
Weighted average shares outstanding(1):
Basic	40,749	40,466	39,864	39,830
Diluted	41,477	41,088	40,512	40,539
Net income per share(1):
Basic	$2.13	$2.00	$1.30	$1.42
Diluted	$2.09	$1.97	$1.28	$1.39

	Year Ended April 30, 2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$1,359,553	$1,430,979	$1,234,618	$1,304,102
Gross profit	434,721	464,500	402,248	424,476
Net income	89,470	103,153	64,775	75,593
Per share data
Weighted average shares outstanding(1):
Basic	42,549	42,232	41,578	41,239
Diluted	43,317	42,887	42,232	41,913
Net income per share(1):
Basic	$2.10	$2.44	$1.56	$1.83
Diluted	$2.07	$2.41	$1.53	$1.80
__________________________________________
(1)Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net income per share amounts may not equal annual basic and diluted net income per share amounts.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
20. Subsequent Events
On May 1, 2024, the Company acquired Howard & Sons Building Materials, Inc., a distributor of wallboard, steel framing and complementary products from a single location in Pomona, California.
On May 16, 2024, the Company entered into a definitive agreement to acquire Yvon Building Supply, Inc., Yvon Insulation Corporation, Yvon Insulation Windsor, Laminated Glass Technologies, Inc., and Right Fit Foam Insulation Ltd. (collectively "Yvon") for an aggregate purchase price of up to $196.5 million Canadian dollars. The Company expects to fund this transaction with cash on hand and borrowings under the ABL Facility. Yvon provides drywall, insulation, steel, ceilings and other complementary products and related services, including installed insulation. Yvon operates through seven locations across Greater Toronto and Ontario, Canada. The transaction is expected to close during the first quarter of fiscal 2025, subject to regulatory approvals and the satisfaction of customary closing conditions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of April 30, 2024.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2024 based upon “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on criteria described in “Internal Control—Integrated Framework” (2013) issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2024. Management has excluded its fiscal 2024 acquisitions of Jawl Lumber Corporation, AMW Construction Supply, LLC and Kamco Supply Corporation and affiliates from its assessment of internal control over financial reporting as of April 30, 2024 because these companies were acquired during the fiscal year and there was not sufficient time to assess the design and effectiveness of their key internal controls prior to the conclusion of management's evaluation. Total assets of these acquisitions represented approximately 12%, or $443.9 million, and total revenues represented approximately 1%, or $71.5 million, of the related consolidated financial statement amounts as of and for the year ended April 30, 2024.
The effectiveness of the Company’s internal control over financial reporting as of April 30, 2024 has been audited by the Company’s independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Adoption of Rule 10b5-1 Plan

Craig Apolinsky, Senior Vice President, General Counsel and Corporate Secretary, entered into a pre-arranged stock trading plan on March 29, 2024. Mr. Apolinsky’s plan provides for the sale of up to 23,606 shares of Company common stock between June 28, 2024, and June 27, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities.

Travis Hendren, Senior Vice President, Chief Operating Officer, entered into a pre-arranged stock trading plan on April 8, 2024. Mr. Hendren’s plan provides for the sale of up to 15,000 shares of Company common stock between July 8, 2024, and July 2, 2026. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders in the sections titled “Executive Compensation,” which information is hereby incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The information regarding security ownership of certain beneficial owners and management of our voting securities will be set forth in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders in the section titled “Security Ownership of Certain Beneficial Owners and Management,” which information is hereby incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of April 30, 2024 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,281,196	(1)	$41.79	(2)	1,383,440
Equity compensation plans not approved by security holders	—		—		—
Total	1,281,196		$41.79		1,383,440
___________________________________
(1)Includes 967,609 shares of Common Stock issuable upon exercise of outstanding stock options and 313,587 shares of Common Stock issuable upon vesting of outstanding restricted stock units.
(2)The weighted-average exercise price does not take into account the restricted stock units described in footnote (1) because the restricted stock units do not have an exercise price upon vesting.
Item 13. Certain Relationships and Related Party Transactions and Director Independence
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders in the sections titled “Board of Directors’ Independence” and “Certain Relationships and Related Party Transactions,” which information is hereby incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders in the section titled “Independent Registered Public Accounting Firm's Fees and Services,” which information is hereby incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statements Schedules
(a) Documents filed as part of this Annual Report on Form 10-K
(1)Financial Statements
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of April 30, 2024 and 2023
•Consolidated Statements of Operations and Comprehensive Income for the years ended April 30, 2024, 2023 and 2022
•Consolidated Statements of Stockholders’ Equity for the years ended April 30, 2024, 2023 and 2022
•Consolidated Statements of Cash Flows for the years ended April 30, 2024, 2023 and 2022
•Notes to Consolidated Financial Statements
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

10.2.6
Amendment No. 6 to First Lien Credit Agreement by and among the Company, GYP Holdings II Corp., certain subsidiaries of the Company party thereto, the lenders party thereto, Credit Suisse, as the retiring administrative agent and collateral agent, and JPMorgan, as the successor administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K filed on May 15, 2023 (File No. 001-37784)).

10.2.7
Amendment No. 7 by and among the Company, GYP Holdings II Corp., certain subsidiaries of the Company party thereto, the lenders party thereto, and JPMorgan Chase Bank N.A., as the administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Current Report on Form 8-K filed on February 5, 2024 (File No. 001-37784)).

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

10.12†	Employment Agreement with Leigh R. Dobbs, dated as of August 9, 2022 (incorporated by reference to Exhibit 10.1 to GMS Inc.'s Quarterly Report on Form 10-Q file August 31,2023 (File No. 001-37784)).
10.13†
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

10.15†	GMS Inc. Equity Incentive Plan (incorporated by reference to Appendix A to GMS Inc.’s Definitive Proxy Statement on Schedule 14A filed August 22, 2017 (File No. 333-205902)).
10.15.1†	Amendment to GMS Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to GMS Inc.’s Quarterly Report on Form 10-Q filed December 4, 2018 (File No. 001-37784)).
10.16†
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

10.20†	GMS Inc. 2020 Equity Incentive Plan (incorporated by reference to Appendix E to GMS Inc.’s Definitive Proxy Statement on Schedule 14A filed August 27, 2020 (File No. 333-205902)).
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

10.23†
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

10.25†	GMS Inc. Employee Stock Purchase Plan (incorporated by reference to Appendix B to GMS Inc.’s Definitive Proxy Statement on Schedule 14A filed August 22, 2017 (File No. 333-205902)).
10.26†	GMS Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to GMS Inc.’s Registration Statement on Form S-1 filed on October 5, 2015 (File No. 333-205902)).
10.27†	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.23 to GMS Inc.’s Annual Report on Form 10-K filed June 27, 2019 (File No. 001-37784)).
10.28
Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.22 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 filed on May 23, 2016 (File No. 333-205902)).

19.1*	Insider Trading Policy.
21.1*	List of subsidiaries of GMS Inc.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.

101 INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document..
101 SCH*	Inline XBRL Taxonomy Extension Schema Document.
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

GMS INC.
Date: June 20, 2024	By:	/s/ JOHN C. TURNER, JR.
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

Signature	Title	Date
/s/ JOHN C. TURNER, JR.	Chief Executive Officer, President and Director	June 20, 2024
John C. Turner, Jr.	(Principal Executive Officer)

/s/ SCOTT M. DEAKIN	Chief Financial Officer	June 20, 2024
Scott M. Deakin	(Principal Financial Officer)

/s/ WILLIAM FORREST BELL	Chief Accounting Officer	June 20, 2024
William Forrest Bell	(Principal Accounting Officer)

/s/ JOHN J. GAVIN	Chair of the Board	June 20, 2024
John J. Gavin

/s/ LISA M. BACHMANN	Director	June 20, 2024
Lisa M. Bachmann

/s/ PETER C. BROWNING	Director	June 20, 2024
Peter C. Browning

/s/ THERON I. GILLIAM	Director	June 20, 2024
Theron I. Gilliam

/s/ MITCHELL B. LEWIS	Director	June 20, 2024
Mitchell B. Lewis

/s/ TERI P. MCCLURE	Director	June 20, 2024
Teri P. McClure

/s/ RANDOLPH W. MELVILLE	Director	June 20, 2024
Randolph W. Melville

/s/ J. DAVID SMITH	Director	June 20, 2024
J. David Smith

/s/ W. BRADLEY SOUTHERN	Director	June 20, 2024
W. Bradley Southern