Form 10-Q
period 2024-07-31
GMS Inc.
filed 2024-08-29
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 39,285,251 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 26, 2024.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•general business, financial market and economic conditions, including inflation and deflation, rising interest rates, supply chain disruptions, labor shortages and increased labor costs, geopolitical conflicts, an economic downturn or recession and capital market volatility;
•our dependency upon the cyclical commercial and residential construction markets, both new and repair and remodeling (“R&R”) including any impact from a decline or delay in residential or commercial construction activity, including from disruptions caused by the inability of commercial borrowers to repay their debt obligations, and from the availability or cost of financing;
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
•the risk related to our Canadian operations, including currency rate fluctuations;
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

PART I – Financial Information
Item 1. Financial Statements
GMS Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	July 31, 2024	April 30, 2024
Assets
Current assets:
Cash and cash equivalents	$53,172	$166,148
Trade accounts and notes receivable, net of allowances of $16,924 and $16,930, respectively	929,508	849,993
Inventories, net	607,403	580,830
Prepaid expenses and other current assets	43,183	42,352
Total current assets	1,633,266	1,639,323
Property and equipment, net of accumulated depreciation of $320,106 and $309,850, respectively	490,713	472,257
Operating lease right-of-use assets	288,335	251,207
Goodwill	890,699	853,767
Intangible assets, net	553,341	502,688
Deferred income taxes	22,591	21,890
Other assets	14,357	18,708
Total assets	$3,893,302	$3,759,840
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$420,288	$420,237
Accrued compensation and employee benefits	59,451	125,610
Other accrued expenses and current liabilities	122,346	111,204
Current portion of long-term debt	53,743	50,849
Current portion of operating lease liabilities	52,372	49,150
Total current liabilities	708,200	757,050
Non-current liabilities:
Long-term debt	1,326,695	1,229,726
Long-term operating lease liabilities	241,041	204,865
Deferred income taxes, net	80,403	62,698
Other liabilities	66,660	44,980
Total liabilities	2,422,999	2,299,319
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 39,282 and 39,754 shares issued and outstanding as of July 31, 2024 and April 30, 2024, respectively	393	397
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of July 31, 2024 and April 30, 2024	—	—
Additional paid-in capital	295,431	334,596
Retained earnings	1,214,295	1,157,047
Accumulated other comprehensive loss	(39,816)	(31,519)
Total stockholders’ equity	1,470,303	1,460,521
Total liabilities and stockholders’ equity	$3,893,302	$3,759,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2024	2023
Net sales	$1,448,456	$1,409,600
Cost of sales (exclusive of depreciation and amortization shown separately below)	996,893	959,046
Gross profit	451,563	450,554
Operating expenses:
Selling, general and administrative	315,152	286,796
Depreciation and amortization	38,032	32,018
Total operating expenses	353,184	318,814
Operating income	98,379	131,740
Other (expense) income:
Interest expense	(22,213)	(18,914)
Write-off of debt discount and deferred financing fees	—	(1,401)
Other income, net	2,028	2,139
Total other expense, net	(20,185)	(18,176)
Income before taxes	78,194	113,564
Provision for income taxes	20,946	26,734
Net income	$57,248	$86,830
Weighted average common shares outstanding:
Basic	39,542	40,749
Diluted	40,226	41,477
Net income per common share:
Basic	$1.45	$2.13
Diluted	$1.42	$2.09
Comprehensive income
Net income	$57,248	$86,830
Foreign currency translation adjustments	(2,950)	11,398
Changes in other comprehensive income, net of tax	(5,347)	5,389
Comprehensive income	$48,951	$103,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 30, 2024	39,754	$397	$334,596	$1,157,047	$(31,519)	$1,460,521
Net income	—	—	—	57,248	—	57,248
Foreign currency translation adjustments	—	—	—	—	(2,950)	(2,950)
Other comprehensive loss, net of tax	—	—	—	—	(5,347)	(5,347)
Repurchase and retirement of common stock	(538)	(5)	(46,604)	—	—	(46,609)
Equity-based compensation	—	—	3,678	—	—	3,678
Exercise of stock options	22	—	555	—	—	555
Issuance of common stock pursuant to employee stock purchase plan	44	1	3,206	—	—	3,207
Balances as of July 31, 2024	39,282	$393	$295,431	$1,214,295	$(39,816)	$1,470,303

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 30, 2023	40,971	$410	$428,508	$880,968	$(35,129)	$1,274,757
Net income	—	—	—	86,830	—	86,830
Foreign currency translation adjustments	—	—	—	—	11,398	11,398
Other comprehensive income, net of tax	—	—	—	—	5,389	5,389
Repurchase and retirement of common stock	(469)	(5)	(30,779)	—	—	(30,784)
Equity-based compensation	—	—	3,304	—	—	3,304
Exercise of stock options	46	—	1,248	—	—	1,248
Issuance of common stock pursuant to employee stock purchase plan	58	1	2,663	—	—	2,664
Balances as of July 31, 2023	40,606	$406	$404,944	$967,798	$(18,342)	$1,354,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net income	$57,248	$86,830
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	38,032	32,018
Write-off and amortization of debt discount and debt issuance costs	448	2,077
Equity-based compensation	4,343	5,002
Loss (gain) on disposal of assets	858	(131)
Deferred income taxes	(1,681)	(2,587)
Other items, net	2,288	820
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(36,373)	(38,244)
Inventories	(20,640)	(1,359)
Prepaid expenses and other assets	(3,320)	(19,331)
Accounts payable	(10,644)	(28,280)
Accrued compensation and employee benefits	(66,124)	(64,038)
Other accrued expenses and liabilities	12,626	33,870
Cash (used in) provided by operating activities	(22,939)	6,647
Cash flows from investing activities:
Purchases of property and equipment	(8,976)	(13,538)
Proceeds from sale of assets	1,218	982
Acquisition of businesses, net of cash acquired	(118,461)	(38,976)
Cash used in investing activities	(126,219)	(51,532)
Cash flows from financing activities:
Repayments on revolving credit facility	(378,641)	(187,784)
Borrowings from revolving credit facility	468,864	190,673
Payments of principal on long-term debt	(1,247)	—
Borrowings from term loan amendment	—	288,266
Repayments from term loan amendment	—	(287,768)
Payments of principal on finance lease obligations	(10,839)	(9,793)
Repurchases of common stock	(46,609)	(30,784)
Payment for debt issuance costs	—	(5,825)
Proceeds from exercises of stock options	555	1,248
Proceeds from issuance of stock pursuant to employee stock purchase plan	3,207	2,664
Cash provided by (used in) financing activities	35,290	(39,103)
Effect of exchange rates on cash and cash equivalents	892	692
Decrease in cash and cash equivalents	(112,976)	(83,296)
Cash and cash equivalents, beginning of period	166,148	164,745
Cash and cash equivalents, end of period	$53,172	$81,449
Supplemental cash flow disclosures:
Cash paid for income taxes	$2,881	$3,167
Cash paid for interest	26,730	21,853
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
Insurance Liabilities
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

	July 31, 2024	April 30, 2024
	(in thousands)
Medical self‑insurance	$4,839	$6,067
General liability, automobile and workers’ compensation	24,152	22,731
Expected recoveries for insurance liabilities	(4,786)	(3,746)

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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Recently Issued Accounting Pronouncements
Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker (“CODM”). The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The new guidance will apply retrospectively to all periods presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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
On July 2, 2024, the Company acquired Yvon Building Supply, Inc., Yvon Insulation Corporation, Yvon Insulation Windsor, Laminated Glass Technologies, Inc., and Right Fit Foam Insulation Ltd. (collectively, “Yvon”). Yvon provides drywall, insulation, steel, ceilings and other complementary products and related services, including installed insulation. Yvon operates through seven locations across Greater Toronto and Ontario, Canada. The Company funded this transaction with cash on hand and borrowings under its asset based revolving credit facility (the “ABL Facility”). The Company also entered into contingent consideration arrangements, based on purchase volumes of certain customers, that are payable in cash to the sellers over five years, up to a maximum amount of $46.0 million Canadian dollars.
The primary purpose of these transactions was to expand the geographical coverage of the Company and grow the business. The Company’s Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended July 31, 2024 included $13.2 million of net sales and $0.6 million of net loss from acquisitions made in fiscal 2025. The Company recorded transaction costs of $1.3 million and $1.4 million during the three months ended July 31, 2024 and 2023, respectively. Unaudited pro forma financial information is not provided because the impact of these acquisitions was not material to the Company’s Consolidated Financial Statements.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the preliminary consideration transferred for the Company’s fiscal 2025 acquisitions:

(in thousands)
Cash	$122,572
Contingent consideration	26,648
Fair value of consideration transferred	$149,220
The preliminary estimated fair value of the contingent consideration payments was determined using a Monte Carlo simulation which accounts for the probabilities of various outcomes. As of July 31, 2024, $5.3 million of the contingent consideration liability was classified within other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheet and $21.3 million was classified within other liabilities. The contingent consideration will be remeasured to fair value each reporting period with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Income.

The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The acquisition accounting is subject to change as the Company obtains additional information during the measurement period about the facts and circumstances that existed as of the acquisition date. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to preliminary fair value estimates (including contingent consideration), working capital adjustments and residual goodwill.
The following table summarizes the preliminary acquisition accounting for the Company’s fiscal 2025 acquisitions based on currently available information:

Preliminary Acquisition Accounting
(in thousands)
Cash	$4,241
Trade accounts and notes receivable	44,285
Inventories	6,931
Property and equipment	15,612
Other assets	9,016
Intangible assets	70,862
Goodwill	39,177
Accounts payable and other liabilities	(19,674)
Deferred income taxes	(21,230)
Fair value of consideration transferred	$149,220

Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is assigned to the Company’s geographic divisions reportable segment. Goodwill of $38.3 million is not expected to be deductible for income tax purposes and goodwill of $0.9 million is expected to be deductible for income tax purposes.

The following table summarizes the preliminary components of intangible assets acquired in connection with the Company’s fiscal 2025 acquisitions (dollars in thousands):

	Fair Value	Weighted Average Amortization Period (Years)
Customer relationships	$61,239	11.2
Trade names	8,675	15.0
Other	948	5.0
Total intangible assets	$70,862
Trade accounts and notes receivable had an estimated fair value of $44.3 million and a gross contractual value of $44.5 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	July 31, 2024	April 30, 2024
	(in thousands)
Trade receivables	$793,082	$745,956
Other receivables	153,350	120,967
Allowance for expected credit losses	(10,399)	(10,228)
Other allowances	(6,525)	(6,702)
Trade accounts and notes receivable	$929,508	$849,993
The following table presents the change in the allowance for expected credit losses during the three months ended July 31, 2024:

(in thousands)
Balance as of April 30, 2024	$10,228
Provision	230
Other, net	(59)
Balance as of July 31, 2024	$10,399

Receivables from contracts with customers, net of allowances, were $776.2 million and $729.0 million as of July 31, 2024 and April 30, 2024, respectively. The Company did not have material amounts of contract assets or liabilities as of July 31, 2024 or April 30, 2024.

4. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2024	$917,689	$(63,922)	$853,767
Goodwill recognized from acquisitions	39,177	—	39,177
Acquisition accounting adjustments from prior period	(901)	—	(901)
Translation adjustment	(1,703)	359	(1,344)
Balance as of July 31, 2024	$954,262	$(63,563)	$890,699
As of July 31, 2024, $782.9 million of goodwill was assigned to the Company’s geographic divisions reportable segment and $107.8 million was assigned to the Company’s other segment. During the three months ended July 31, 2024, the Company recorded measurement period adjustments related to its acquisition of Kamco Supply Corporation and affiliates.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Intangible Assets

The following tables present the components of the Company’s intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	July 31, 2024
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-15	12.7	$754,057	$(409,734)	$344,323
Definite-lived trade names	5-20	15.4	151,586	(34,924)	116,662
Developed technology	5-10	6.9	8,209	(5,882)	2,327
Other	3-10	5.6	7,169	(1,507)	5,662
Definite-lived intangible assets		13.0	$921,021	$(452,047)	$468,974
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$553,341

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2024
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-15	12.8	$695,411	$(395,117)	$300,294
Definite-lived trade names	5-20	15.4	143,267	(32,613)	110,654
Developed technology	5-10	6.9	8,249	(5,843)	2,406
Other	3-10	5.6	6,142	(1,175)	4,967
Definite-lived intangible assets		13.1	$853,069	$(434,748)	$418,321
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$502,688
Amortization expense related to definite-lived intangible assets was $18.8 million and $15.7 million for the three months ended July 31, 2024 and 2023, respectively.
The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2025 (remaining nine months)	$58,845
2026	70,398
2027	62,411
2028	53,703
2029	46,184
Thereafter	177,433
Total	$468,974
The Company’s indefinite-lived intangible assets as of July 31, 2024 and April 30, 2024 consisted of indefinite-lived trade names.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. Long-Term Debt

The Company’s long-term debt consisted of the following:

	July 31, 2024	April 30, 2024
	(in thousands)
Term Loan Facility	$496,256	$497,503
Unamortized discount and deferred financing costs on Term Loan Facility	(6,154)	(6,406)
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(3,255)	(3,426)
ABL Facility	359,470	270,000
Finance lease obligations	173,866	168,738
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2029	10,259	4,170
Unamortized discount on installment notes	(4)	(4)
Carrying value of debt	1,380,438	1,280,575
Less current portion	53,743	50,849
Long-term debt	$1,326,695	$1,229,726
Term Loan Facility
The Company has a senior secured first lien term loan facility (the “Term Loan Facility”) with $496.3 million outstanding as of July 31, 2024. The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, which began January 1, 2024 with the remaining balance due May 12, 2030. As of July 31, 2024, the applicable rate of interest under the Term Loan Facility was 7.59%. Borrowings under the Term Loan Facility bear interest at a floating rate per annum based on the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. The Company has interest rate swap and collar agreements to convert the variable interest rate on a portion of its Term Loan Facility to a fixed rate. For more information, see Note 11, “Fair Value Measurements.”
On May 12, 2023, the Company amended the Term Loan Facility to provide refinancing term loans in the aggregate principal amount of $500.0 million, the net proceeds of which were used, together with cash on hand, to refinance the then outstanding borrowings under the Term Loan Facility in the principal amount of $499.5 million and pay related fees. The net $0.5 million increase in aggregate principal amount consisted of a $211.7 million cashless roll by existing lenders, $288.3 million of proceeds received from new lenders and $287.8 million of payments to lenders who did not participate in the refinancing. The Company corrected the presentation of the cash flows associated with the refinancing from a net presentation as shown in the Condensed Consolidated Statement of Cash Flows included in the Quarterly Report on Form 10-Q for the period ended July 31, 2023 to a presentation reporting the gross cash inflows and outflows within financing activities in the Condensed Consolidated Statement of Cash Flows included in this Quarterly Report on Form 10-Q. There was no impact to any of the cash flow subtotals (operating, investing, or financing) as a result of this correction of an immaterial cash flow misstatement. The amendment also amended the Term Loan Facility to, among other things, (i) replace the administrative and collateral agent, (ii) extend the maturity date by seven years from the date of the amendment to May 12, 2030 and (iii) modify certain thresholds, baskets and amounts referenced therein. The Company recorded a write-off of debt discount and deferred financing fees of $1.4 million, which is included in write-off of debt discount and deferred financing fees in the Consolidated Statement of Operations and Comprehensive Income for the three months ended July 31, 2023.
Senior Notes
The Company has senior unsecured notes due May 2029 (the “Senior Notes”) in the aggregate principal amount of $350.0 million. The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Asset Based Lending Facility
The Company has an ABL Facility that provides for aggregate revolving commitments of $950.0 million as of July 31, 2024. Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and accounts receivable, subject to certain reserves and other adjustments.
At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based on SOFR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of July 31, 2024, the weighted average interest rate on borrowings was 6.78%.
As of July 31, 2024, the Company had available borrowing capacity of approximately $565.3 million under the ABL Facility. The ABL Facility matures on December 22, 2027. The ABL Facility contains a cross default provision with the Term Loan Facility.
On May 23, 2024, the Company amended its ABL Facility to replace the Canadian Dollar Offered Rate (CDOR) with the Canadian Overnight Repo Rate Average (CORRA) as the benchmark rate for borrowings under the Canadian revolving credit subfacility.
Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. As of July 31, 2024, the Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes.
The ABL Facility contains certain covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of July 31, 2024.
Debt Maturities
As of July 31, 2024, the maturities of long-term debt were as follows:

	Term Loan Facility	Senior Notes	ABL Facility	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2025 (remaining nine months)	$3,741	$—	$—	$34,627	$1,669	$40,037
2026	4,988	—	—	41,494	2,020	48,502
2027	4,988	—	—	36,537	2,000	43,525
2028	4,988	—	359,470	30,357	1,926	396,741
2029	4,988	—	—	19,728	2,644	27,360
Thereafter	472,563	350,000	—	11,123	—	833,686
	$496,256	$350,000	$359,470	$173,866	$10,259	$1,389,851

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Leases
The components of lease expense were as follows:

	Three Months Ended July 31,
	2024	2023
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$8,339	$6,764
Interest on lease liabilities	2,694	1,857
Operating lease cost	19,593	15,716
Variable lease cost	4,832	3,670
Total lease cost	$35,458	$28,007
Supplemental cash flow information related to leases was as follows:

	Three Months Ended July 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$18,688	$15,652
Operating cash flows from finance leases	2,694	1,857
Financing cash flows from finance leases	10,839	9,793
Right-of-use assets obtained in exchange for lease obligations
Operating leases	52,189	7,726
Finance leases	15,022	10,100

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other information related to leases was as follows:

	July 31, 2024	April 30, 2024
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$302,051	$289,707
Accumulated depreciation	(80,739)	(78,170)
Property and equipment, net	$221,312	$211,537
Weighted-average remaining lease term (years)
Operating leases	7.0	6.9
Finance leases	3.3	4.0
Weighted-average discount rate
Operating leases	6.5%	6.3%
Finance leases	5.9%	5.7%
Future minimum lease payments under non-cancellable leases as of July 31, 2024 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2025 (remaining nine months)	$41,907	$52,319
2026	48,510	64,750
2027	41,367	53,300
2028	33,173	43,199
2029	20,927	36,077
Thereafter	10,888	125,053
Total lease payments	196,772	374,698
Less imputed interest	22,906	81,285
Total	$173,866	$293,413

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 26.8% and 23.5% for the three months ended July 31, 2024 and 2023, respectively. The difference in the effective income tax rate over the U.S. federal statutory rate of 21.0% for the three months ended July 31, 2024 and 2023 was primarily due to the impact of foreign taxes, state taxes and equity compensation.
Valuation allowance. The Company had a valuation allowance of $12.7 million and $12.5 million against its deferred tax assets as of July 31, 2024 and April 30, 2024, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.
Uncertain tax positions. The Company had no uncertain tax positions as of July 31, 2024 or April 30, 2024.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Stockholders’ Equity
Share Repurchases
On October 18, 2023, the Company’s Board of Directors approved an expanded share repurchase program under which the Company is authorized to repurchase up to $250.0 million of its outstanding common stock. The Company may conduct repurchases under the share repurchase program through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of any purchases of the Company’s common stock are subject to a variety of factors, including, but not limited to, the Company’s liquidity, credit availability, general business and market conditions, debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate the Company to acquire any amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. As of July 31, 2024, the Company had $154.3 million of remaining repurchase authorization under its stock repurchase program.
Share repurchases in excess of issuances are subject to a 1% excise tax. The Company includes the applicable excise tax as part of the cost basis of the shares acquired and records the taxes as a corresponding liability in accrued expenses and other liabilities in the Consolidated Balance Sheet.
Shares repurchased pursuant to the Company’s share repurchase program are retired. The Company’s accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and charge any excess of cost over par value to additional paid-in capital. The following table presents share repurchase activity for the three months ended July 31, 2024:

	Three Months Ended July 31,
	2024	2023
	(in thousands)
Amount repurchased pursuant to repurchase program	$46,168	$30,512
Excise tax on repurchases	441	272
Repurchases of common stock	$46,609	$30,784

Number of shares repurchased	538	469
Accumulated Other Comprehensive Loss
The following table sets forth the changes to accumulated other comprehensive loss, net of tax, by component for the three months ended July 31, 2024:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2024	$(40,000)	$8,481	$(31,519)
Other comprehensive loss before reclassification	(1,089)	(4,520)	(5,609)
Losses on intra-entity transactions that are of a long-term investment nature	(1,861)	—	(1,861)
Reclassification to earnings from accumulated other comprehensive loss	—	(827)	(827)
Balance as of July 31, 2024	$(42,950)	$3,134	$(39,816)
Other comprehensive income before reclassification on derivative instruments for the three months ended July 31, 2024 is net of $1.5 million of tax. Reclassification to earnings from accumulated other comprehensive loss for the three months ended July 31, 2024 is net of tax of $0.3 million. Losses on intra-entity transactions that are of a long-term investment nature for the three months ended July 31, 2024 are net of tax of $0.6 million.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Equity-Based Compensation
General

Equity-based compensation expense related to stock options and restricted stock units was $3.1 million and $2.8 million during the three months ended July 31, 2024 and 2023, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Option Awards
The following table presents stock option activity for the three months ended July 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2024	968	$41.79	6.7	$49,086
Options exercised	(22)	25.33
Options forfeited	(3)	62.16
Outstanding as of July 31, 2024	943	$42.11	6.4	$51,020
Exercisable as of July 31, 2024	611	$31.11	5.4	$39,791
Vested and Expected to vest as of July 31, 2024	943	$42.11	6.4	$51,019
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price, multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares, net of expected forfeitures. The total intrinsic value of options exercised during the three months ended July 31, 2024 and 2023 was $1.5 million and $2.1 million, respectively. As of July 31, 2024, there was $4.5 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Restricted Stock Units
The following table presents restricted stock unit activity for the three months ended July 31, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2024	314	$60.74
Forfeited	(3)	61.94
Outstanding as of July 31, 2024	311	$60.72
As of July 31, 2024, there was $5.9 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. The

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Company recognized $0.6 million and $0.5 million of stock-based compensation expense related to the ESPP during the three months ended July 31, 2024 and 2023, respectively.
The following table presents the number of shares of the Company’s common stock purchased under the ESPP and average price per share:

	Three Months Ended July 31,
	2024	2023
	(shares in thousands)
Number of shares purchased under the ESPP	44	58
Average purchase price	$72.20	$45.90

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2024	$36,013	$2,060	$10,259
Amounts redeemed	(2,732)	(785)	(3,935)
Change in fair value	243	60	362
Balance as of July 31, 2024	$33,524	$1,335	$6,686

Classified as current as of April 30, 2024	$11,038	$733	$3,666
Classified as long-term as of April 30, 2024	24,975	1,327	6,593

Classified as current as of July 31, 2024	$8,548	$—	$—
Classified as long-term as of July 31, 2024	24,976	1,335	6,686
Total expense related to these instruments was $0.7 million and $1.7 million during the three months ended July 31, 2024 and 2023, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and current liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. See Note 13, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests,” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024 for more information regarding stock appreciation rights, deferred compensation and redeemable noncontrolling interests.
11. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis:

	July 31, 2024	April 30, 2024
	(in thousands)
Interest rate swaps and collars (Level 2)	$4,178	$11,260
The Company has (a) interest rate swap agreements for two years with notional amounts totaling $300.0 million to convert the variable interest rate on a portion of the term loans outstanding to a fixed 1-month SOFR interest rate of 3.899%

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and (b) forward interest rate collars with notional amounts totaling $300.0 million for years 2025 through 2029. The objective of such hedging instruments is to reduce the variability of interest payment cash flows associated with the variable interest rates under the Term Loan Facility and otherwise hedge exposure to future interest rate fluctuations. The Company believes there have been no material changes in the creditworthiness of the counterparties to these interest rate swaps and believes the risk of nonperformance by each party is minimal. The Company designated the interest rate swaps and collars as cash flow hedges.
As of July 31, 2024, $2.3 million of the interest rate swap and collar assets were classified in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and $1.9 million were classified in other assets. The Company recognized gains of $1.1 million and $0.6 million during the three months ended July 31, 2024 and 2023, respectively, related to its interest rate swaps. This amount is included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows. As of July 31, 2024, the Company expects that approximately $2.3 million of pre-tax earnings will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” There were no material long-lived asset impairments during the three months ended July 31, 2024 or 2023.
Fair Value of Debt
The estimated fair value of the Company’s Senior Notes was determined based on Level 2 input using observable market prices in less active markets. The carrying amounts of the Company’s Term Loan Facility and ABL Facility approximate their fair value, as the interest rates are variable and reflective of market rates. The following table presents the carrying amount and fair value of the Company’s Senior Notes:

	July 31, 2024		April 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$330,246	$350,000	$323,330

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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

13. Segments
There have been no changes to the Company’s reportable segments during the three months ended July 31, 2024. For more information regarding the Company’s reportable segments, see Note 16, “Segments,” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024.
Segment Results
The following tables present segment results:

	Three Months Ended July 31, 2024
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,416,818	$434,685	$34,571	$141,899
Other	31,638	16,878	3,381	3,982
Corporate	—	—	80	—
	$1,448,456	$451,563	$38,032	$145,881

	Three Months Ended July 31, 2023
	Net Sales	Gross Profit	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,378,962	$432,714	$28,106	$167,286
Other	30,638	17,840	3,824	6,012
Corporate	—	—	88	—
	$1,409,600	$450,554	$32,018	$173,298

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended July 31,
	2024	2023
	(in thousands)
Net income	$57,248	$86,830
Interest expense	22,213	18,914
Write-off of debt discount and deferred financing fees	—	1,401
Interest income	(370)	(474)
Provision for income taxes	20,946	26,734
Depreciation expense	19,228	16,327
Amortization expense	18,804	15,691
Stock appreciation rights(a)	243	1,218
Redeemable noncontrolling interests and deferred compensation(b)	422	480
Equity-based compensation(c)	3,678	3,304
Severance and other permitted costs(d)	956	406
Transaction costs (acquisitions and other)(e)	1,280	1,385
Loss (gain) on disposal of assets(f)	858	(131)
Effects of fair value adjustments to inventory(g)	375	302
Debt transaction costs(h)	—	911
Adjusted EBITDA(i)	$145,881	$173,298
__________________________________________

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
(i)For a detailed discussion of the Company’s use of non-GAAP financial measures, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q.

Revenues by Product
The following table presents the Company’s net sales to external customers by main product lines:

	Three Months Ended July 31,
	2024	2023
	(in thousands)
Wallboard	$587,929	$571,425
Complementary products	443,513	426,210
Steel framing	209,858	236,760
Ceilings	207,156	175,205
Total net sales	$1,448,456	$1,409,600

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents additional detail on the Company’s net sales of complementary products:

	Three Months Ended July 31,
	2024	2023
	(in thousands)
Tools and fasteners	$91,169	$83,675
Insulation	85,043	78,387
Joint treatment	75,289	65,282
Lumber	43,023	42,074
EIFS/stucco	50,952	46,296
Other	98,037	110,496
Complementary products	$443,513	$426,210
Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Three Months Ended July 31,
	2024	2023
	(in thousands)
United States	$1,258,905	$1,218,431
Canada	189,551	191,169
Total net sales	$1,448,456	$1,409,600
The following table presents the Company’s property and equipment, net, by major geographic area:

	July 31, 2024	April 30, 2024
	(in thousands)
United States	$430,089	$425,429
Canada	60,624	46,828
Total property and equipment, net	$490,713	$472,257

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended July 31,
	2024	2023
	(in thousands, except per share data)
Net income	$57,248	$86,830
Basic earnings per common share:
Basic weighted average common shares outstanding	39,542	40,749
Basic earnings per common share	$1.45	$2.13
Diluted earnings per common share:
Basic weighted average common shares outstanding	39,542	40,749
Add: Common Stock Equivalents	684	728
Diluted weighted average common shares outstanding	40,226	41,477
Diluted earnings per common share	$1.42	$2.09
During the three months ended July 31, 2024 and 2023, the number of Common Stock Equivalents excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive was not material. Anti-dilutive securities could be dilutive in future periods.

Note 15. Subsequent Event

On August 26, 2024, the Company acquired R.S. Elliott Specialty Supply, a leading regional distributor of stucco, plaster, siding, EIFS and related construction supplies servicing markets across Florida from five locations in Orlando, Wildwood, Tampa, West Palm Beach and Jacksonville.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Cautionary Note Regarding Forward-Looking Statements,” and discussed in the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended April 30, 2024.
Overview
Founded in 1971, GMS Inc. (“we,” “our,” “us,” or the “Company”), through its operating subsidiaries, operates a network of more than 300 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. We also operate approximately 100 tool sales, rental and service centers. Through these operations, we provide a comprehensive selection of building products and solutions for our residential and commercial contractor customer base across the United States and Canada. Our operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling us to generate significant economies of scale while maintaining high levels of customer service.

Market Conditions and Outlook
We believe the Company continues to be well-positioned to meet demand in our end markets and respond to fluctuations therein due to our broad mix of customers, including commercial, single-family and multi-family builders and contractors, our diverse product offerings and our expansive geographic scope.
Commercial
Demand for commercial projects in most of the sectors GMS serves was solid through the end of fiscal 2024, as driven by stimulus and technology related spending and post-COVID population shifts. However, after eight consecutive quarters of U.S. commercial wallboard volume growth, demand for wallboard in this end market was essentially flat for the first quarter of fiscal 2025 as compared with the prior year period, reflective of an uncertain economic climate and a challenging financing environment for commercial projects. While a number of projects have been delayed or cancelled for now, construction to support certain commercial applications, including medical and governmental projects, particularly those associated with reshoring activities and those driven by governmental programs, such as development associated with the CHIPS Act of 2022, continue. Looking forward, financing availability and cost, coupled with labor constraints and other inflationary pressures, appear to be headwinds until interest rates improve.
As with residential contractors, both we and our commercial contractor customers face inflationary pressures for labor, certain building products and other miscellaneous expenses.
Residential – Single-Family
Single-family starts began to pull back in the summer of 2022 amid rising interest rates coupled with broader macroeconomic and other affordability concerns. As a result, a slowdown in demand for single-family construction products followed, and we began to see its impacts in our results during the latter half of fiscal 2023 for most of our geographic regions, which lasted through much of fiscal 2024. After mortgage rates peaked in October 2023, they moderated slightly and sentiment from many of our homebuilder customers improved as the market adjusted to the current rates, particularly with the support of incentives from larger homebuilders. In the fourth quarter of fiscal 2024, year-over-year wallboard volume growth for single-family turned positive for the first time since the fall of 2022 and was again positive in the first quarter of fiscal 2025, evidencing the early recovery of this end market. However, while underlying fundamentals, including a limited supply of both new and existing homes as well as demographics, continue to support strong demand for single-family housing units, elevated mortgage rates and generally the affordability of housing, particularly for younger, lower income buyers, are expected to temper the ability to construct at levels otherwise required.
Residential – Multi-Family
Given the fundamental need for additional residential housing units, coupled with affordability concerns for prospective homebuyers and a lack of existing homes for sale, multi-family construction activity was robust throughout calendar 2023 and into the fourth quarter of fiscal 2024. However, given the significant decline in starts last year, this end market has likely peaked for the short term and demand for our products has begun to decline year-over-year as certain geographies have completed the construction of the bulk of their remaining backlog of projects.
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
◦Greenfield openings. Our strategy for opening new branches is generally to further penetrate existing markets or enter new markets adjacent to our existing operations. For adjacent markets, we typically have pre-existing customer relationships in those markets but need a new location to fully serve those relationships.
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
•Drive Improved Productivity and Profitability. Our business strategy entails a focus on reduced complexity, enhanced productivity and improved profitability across the organization, seeking to leverage our scale and employ both technology and other best practices to lower our costs in order to deliver further margin expansion and earnings growth. We also expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service.

Highlights

    Key highlights in our business during the three months ended July 31, 2024 are described below:

•Generated net sales of $1,448.5 million during the three months ended July 31, 2024, a 2.8% increase from the prior year period, primarily due to contributions from recent acquisitions, resilient pricing in wallboard, ceilings and certain complementary products and single-family volume growth. These factors helped to offset a challenging pricing environment in steel framing and softening market conditions.

•Generated net income of $57.2 million during the three months ended July 31, 2024, a 34.1% decrease compared to the prior year, primarily due to increased selling, general and administrative expenses, primarily driven by incremental expense from recent acquisitions, operating cost inflation and activity-based increases; a decrease in gross margin, primarily due to the mix impacts steel price deflation, price vs cost dynamics in wallboard, and a shift from commercial and multi-family to single-family wallboard deliveries; and an increase in depreciation and amortization, primarily resulting from acquisitions. Net income as a percentage of sales was 4.0% and 6.2% during the three months ended July 31, 2024 and 2023, respectively.

•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $145.9 million during the three months ended July 31, 2024, a 15.8% decrease compared to the prior year. Adjusted EBITDA, as a percentage of net sales, decreased to 10.1% for the three months ended July 31, 2024 compared to 12.2% for the three months ended July 31, 2023, primarily due to deflationary dynamics in steel pricing and increased selling, general and administrative expenses discussed above.

•Completed two acquisitions, as further described below.

Recent Developments
Acquisitions
On May 1, 2024, the Company acquired Howard & Sons Building Materials, Inc. (“Howard & Sons”), a distributor of wallboard, steel framing and complementary products from a single location in Pomona, California.
On July 2, 2024, the Company acquired Yvon Building Supply, Inc., Yvon Insulation Corporation, Yvon Insulation Windsor, Laminated Glass Technologies, Inc., and Right Fit Foam Insulation Ltd. (collectively, “Yvon”). Yvon provides drywall, insulation, steel, ceilings and other complementary products and related services, including installed insulation. Yvon operates through seven locations across Greater Toronto and Ontario, Canada. The Company funded this transaction with cash on hand and borrowings under its asset based revolving credit facility (the “ABL Facility”). The Company also entered into contingent consideration arrangements that are based on purchases of certain customers and are payable in cash over five years.
On August 26, 2024, the Company acquired R.S. Elliott Specialty Supply, a leading regional distributor of stucco, plaster, siding, EIFS and related construction supplies servicing markets across Florida from five locations in Orlando, Wildwood, Tampa, West Palm Beach and Jacksonville.
For more information regarding our acquisitions, see Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Cost Reduction Initiative

In August 2024, the Company implemented a strategic cost reduction plan to improve operational efficiency, including a reduction in workforce. The cost reduction plan is expected to result in $25 million of annualized cost savings.

Results of Operations
The following table summarizes key components of our results of operations for the three months ended July 31, 2024 and 2023:

	Three Months Ended July 31,
	2024	2023
	(dollars in thousands)
Statement of operations data:
Net sales	$1,448,456	$1,409,600
Cost of sales (exclusive of depreciation and amortization shown separately below)	996,893	959,046
Gross profit	451,563	450,554
Operating expenses:
Selling, general and administrative expenses	315,152	286,796
Depreciation and amortization	38,032	32,018
Total operating expenses	353,184	318,814
Operating income	98,379	131,740
Other (expense) income:
Interest expense	(22,213)	(18,914)
Write-off of debt discount and deferred financing fees	—	(1,401)
Other income, net	2,028	2,139
Total other expense, net	(20,185)	(18,176)
Income before taxes	78,194	113,564
Provision for income taxes	20,946	26,734
Net income	$57,248	$86,830
Non-GAAP measures:
Adjusted EBITDA(1)	$145,881	$173,298
Adjusted EBITDA margin(1)(2)	10.1%	12.3%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.

(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.
Three Months Ended July 31, 2024 and 2023
Net Sales

	Three Months Ended July 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Wallboard	$587,929	$571,425	$16,504	2.9%
Complementary products	443,513	426,210	17,303	4.1%
Steel framing	209,858	236,760	(26,902)	(11.4)%
Ceilings	207,156	175,205	31,951	18.2%
Total net sales	$1,448,456	$1,409,600	$38,856	2.8%

The following table presents the impact of changes in volume and pricing on net sales of wallboard, steel framing and ceilings products on a per day basis during the three months ended July 31, 2024 compared to the prior year period:

	Volume	Price/Mix
Wallboard	2.9%	—%
Ceilings	8.9%	9.3%
Steel framing	5.5%	(16.8)%

The increase in net sales during the three months ended July 31, 2024 compared to the prior year period was primarily due to contributions from recent acquisitions and resilient pricing in wallboard, ceilings and certain complementary products. These factors helped to partially offset price deflation in steel framing and the negative impact of foreign currency translation on net sales during the three months ended July 31, 2024 compared to the prior year period. The increase in net sales consisted of the following:
•an increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to higher single-family volume;
•an increase in complementary products sales, which include insulation, joint treatment, tools (including automatic taping and finishing tools), lumber and various other specialty building products, primarily due to positive contributions from acquisitions and an increase in pricing in certain product categories;
•an increase in ceilings sales, which are principally impacted by commercial construction activity, primarily due to an increase in price/product mix, higher volume and positive contributions from acquisitions; and
•partially offset by a decrease in steel framing sales, which are principally impacted by commercial construction activity, primarily due to a decrease in price/product mix.
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended July 31, 2024. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Three Months Ended July 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Net sales	$1,448,456
Recently acquired net sales (1)	(75,525)
Impact of foreign currency (2)	5,081
Base business net sales (3)	$1,378,012	$1,409,600	$(31,588)	(2.2)%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended July 31, 2024, net sales includes sales from the following acquisitions: AMW Construction Supply, LLC acquired on October 1, 2023; Kamco Supply Corporation and affiliates acquired on March 1, 2024; Howard & Sons acquired on May 1, 2024; and Yvon acquired on July 2, 2024.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The decrease in organic net sales was primarily driven by price deflation in steel framing and lower Canadian single-family residential activity, which resulted in a year-over-year decline in complementary product sales, particularly in roofing and lumber. These decreases were partially offset by resilient pricing in wallboard, ceilings and complementary products.

Gross Profit and Gross Margin

	Three Months Ended July 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Gross profit	$451,563	$450,554	$1,009	0.2%
Gross margin	31.2%	32.0%
The increase in gross profit during the three months ended July 31, 2024 compared to the prior year period was primarily due to contributions from recent acquisitions, partially offset by lower steel pricing. Gross margin on net sales for the three months ended July 31, 2024 decreased compared to the prior year period, primarily due to the mix impacts steel price deflation, price vs cost dynamics in wallboard, and a shift from commercial and multi-family to single-family wallboard deliveries.
Selling, General and Administrative Expenses

	Three Months Ended July 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$315,152	$286,796	$28,356	9.9%
% of net sales	21.8%	20.3%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Approximately $16.2 million of the increase in selling, general and administrative expenses during the three months ended July 31, 2024 compared to the prior year was due to incremental selling, general and administrative expenses from acquisitions. The remaining increase was due to increases in payroll and payroll-related costs, facilities costs and maintenance costs. The increase in selling, general and administrative expenses as a percentage of our net sales during the three months ended July 31, 2024 compared to the prior year period was primarily due to operating cost inflation and activity-based increases, steel price deflation and costs associated with recent acquisitions and greenfield openings negatively impacting leverage.
Depreciation and Amortization Expense

	Three Months Ended July 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Depreciation	$19,228	$16,327	$2,901	17.8%
Amortization	18,804	15,691	3,113	19.8%
Depreciation and amortization	$38,032	$32,018	$6,014	18.8%
Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. The increase in depreciation expense during the three months ended July 31, 2024 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in acquisitions and capital expenditures over the past year. The increase in amortization expense during the three months ended July 31, 2024 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in acquisitions over the past year, partially offset by the time-based progression of our use of the accelerated method of amortization for acquired customer relationships.
Interest Expense

	Three Months Ended July 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Interest expense	$22,213	$18,914	$3,299	17.4%

Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The increase in interest expense during the three months ended July 31, 2024 compared to the prior year period was primarily due to an increase in outstanding debt and finance leases.
Income Taxes

	Three Months Ended July 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$20,946	$26,734	$(5,788)	(21.7)%
Effective tax rate	26.8%	23.5%
The change in the effective income tax rate during the three months ended July 31, 2024 compared to the prior year period was primarily due to foreign taxes and state taxes.

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
As of July 31, 2024, we had available borrowing capacity of approximately $565.3 million under our ABL Facility. The ABL Facility is scheduled to mature on December 22, 2027. The ABL Facility contains a cross default provision with the senior secured first lien term loan facility (the “Term Loan Facility”).
On May 23, 2024, we amended our ABL Facility to replace the Canadian Dollar Offered Rate (CDOR) with the Canadian Overnight Repo Rate Average (CORRA) as the benchmark rate for borrowings under the Canadian revolving credit subfacility.
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

Cash Flows
A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended July 31,
	2024	2023
	(in thousands)
Cash (used in) provided by operating activities	$(22,939)	$6,647
Cash used in investing activities	(126,219)	(51,532)
Cash provided by (used in) financing activities	35,290	(39,103)
Effect of exchange rates on cash and cash equivalents	892	692
Decrease in cash and cash equivalents	$(112,976)	$(83,296)
Operating Activities
The change in cash used in operating activities during the three months ended July 31, 2024 compared to the prior year period was primarily due to a decrease in net income and an increase in cash paid for interest expense, partially offset by lower working capital.
Investing Activities
The increase in cash used in investing activities during the three months ended July 31, 2024 compared to the prior year period was primarily due to a $79.5 million increase in cash used for acquisitions, partially offset by a $4.6 million decrease in capital expenditures.
Capital expenditures during the three months ended July 31, 2024 primarily consisted of the purchase of delivery and warehouse equipment, building and leasehold improvements, and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.
Financing Activities
The change in cash for financing activities during the three months ended July 31, 2024 compared to the prior year period was primarily due to net borrowings of $90.2 million under our ABL Facility during the three months ended July 31, 2024, compared to net borrowings of $2.9 million during the prior year period. Also contributing to the change was a $15.8 million increase in repurchases of common stock during the three months ended July 31, 2024 compared to the prior year period and a $1.0 million increase in finance lease payments.
Share Repurchase Program
On October 18, 2023, our Board of Directors approved an expanded share repurchase program under which we are authorized to repurchase up to $250.0 million of our outstanding common stock. We may conduct share repurchases under the program through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b5-1 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, stock price, our debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any amount of common stock, and it may be suspended or terminated at any time at our discretion.
We repurchased approximately 0.5 million shares of our common stock for $46.2 million pursuant to our share repurchase program during the three months ended July 31, 2024, plus $0.4 million of excise taxes. As of July 31, 2024, we had $154.3 million of remaining purchase authorization.
Debt Covenants
The ABL Facility, the Term Loan Facility and the indenture governing the senior unsecured notes due May 2029 (the “Senior Notes”) contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the ABL Facility, the Term Loan Facility and the indenture governing the Senior Notes. We were in compliance with all such covenants as of July 31, 2024.
Contractual Obligations
Other than those made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, other than those made in the ordinary course of business.
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

Critical Accounting Estimates

During the three months ended July 31, 2024, there were no material changes to our critical accounting estimates or our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024.

Non-GAAP Financial Measures
Adjusted EBITDA
Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. We report our financial results in accordance with GAAP; however, we present Adjusted EBITDA and Adjusted EBITDA margin because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management believes Adjusted EBITDA and Adjusted EBITDA margin are helpful in highlighting trends in our operating results, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure and allocation, the tax jurisdictions in which companies operate and capital investments and acquisitions.
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

The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended July 31,
	2024	2023
	(in thousands)
Net income	$57,248	$86,830
Interest expense	22,213	18,914
Write-off of debt discount and deferred financing fees	—	1,401
Interest income	(370)	(474)
Provision for income taxes	20,946	26,734
Depreciation expense	19,228	16,327
Amortization expense	18,804	15,691
Stock appreciation rights(a)	243	1,218
Redeemable noncontrolling interests and deferred compensation(b)	422	480
Equity-based compensation(c)	3,678	3,304
Severance and other permitted costs(d)	956	406
Transaction costs (acquisitions and other)(e)	1,280	1,385
Loss (gain) on disposal of assets(f)	858	(131)
Effects of fair value adjustments to inventory(g)	375	302
Debt transaction fees(h)	—	911
Adjusted EBITDA	$145,881	$173,298

Net sales	$1,448,456	$1,409,600
Adjusted EBITDA Margin	10.1%	12.3%
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of July 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims if the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or to have violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. The vast majority of these suits that have been filed against us have been dismissed; however, we continue to have a number of active asbestos-related personal injury lawsuits against which we continue to vigorously defend ourselves. We do not expect the ultimate outcome of any of these lawsuits to have a material impact on our financial condition or operating results; however, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur which could have a material impact on our financial condition or operating results. See “Risk Factors—Risks Relating to Our Business and Industry—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, personal injury, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties” listed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2024.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The number of shares repurchased and the average price paid per share for each month in the three months ended July 31, 2024 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
				(in thousands)
May 1 through May 31	102,936	$94.28	102,936	$190,762
June 1 through June 30	202,512	84.36	202,512	173,677
July 1 through July 31	232,630	83.30	232,630	154,299
Total	538,078		538,078
___________________________________
(1)Share repurchases in excess of issuances are subject to a 1% excise tax. All dollar amounts presented above exclude such excise taxes.
(2)On October 18, 2023, our Board of Directors approved an expanded share repurchase program under which we are authorized to repurchase up to $250.0 million of our outstanding common stock. We may conduct share repurchases under the program through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b5-1 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, our debt covenants and the availability of alternative investment opportunities. The share repurchase program does not obligate us to acquire any amount of common stock, and it may be suspended or terminated at any time at our discretion.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended July 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6. Exhibits
(a)Exhibits. The following exhibits are filed as part of this report:

Exhibit No.		Exhibit Description
3.1		Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2020).

3.2		Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 23, 2020).

10.1	*
First Amendment to Second Amended and Restated ABL Credit Agreement, dated May 23, 2024, by and among GYP Holdings II Corp., the Company, as the U.S. Borrower, Titan GMS Limited Partnership, a Manitoba limited partnership, as the Canadian Borrower, the lenders named therein, and Wells Fargo Bank,. N.A., as administrative agent and as collateral agent.

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

GMS INC.

Date: August 29, 2024	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)