Form 10-Q
period 2024-10-31
GMS Inc.
filed 2024-12-05
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 38,815,455 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of November 30, 2024.

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
•the volatility in the political, legal and regulatory environments in which we operate, including as a result of the recent U.S. presidential election, and the legislative, regulatory, trade and policies associated with a new administration;
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
•a disruption in our IT systems and costs necessary to maintain and update our IT systems; and
•the imposition of tariffs and other trade barriers, including in connection with the new U.S. presidential administration, and the effect of any retaliatory trade measures.

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

PART I – Financial Information
Item 1. Financial Statements
GMS Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	October 31, 2024	April 30, 2024
Assets
Current assets:
Cash and cash equivalents	$83,928	$166,148
Trade accounts and notes receivable, net of allowances of $15,984 and $16,930, respectively	943,682	849,993
Inventories, net	594,311	580,830
Prepaid expenses and other current assets	48,429	42,352
Total current assets	1,670,350	1,639,323
Property and equipment, net of accumulated depreciation of $336,513 and $309,850, respectively	513,650	472,257
Operating lease right-of-use assets	295,024	251,207
Goodwill	936,504	853,767
Intangible assets, net	562,423	502,688
Deferred income taxes	25,528	21,890
Other assets	19,530	18,708
Total assets	$4,023,009	$3,759,840
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$417,799	$420,237
Accrued compensation and employee benefits	99,816	125,610
Other accrued expenses and current liabilities	124,315	111,204
Current portion of long-term debt	54,882	50,849
Current portion of operating lease liabilities	51,885	49,150
Total current liabilities	748,697	757,050
Non-current liabilities:
Long-term debt	1,426,564	1,229,726
Long-term operating lease liabilities	248,006	204,865
Deferred income taxes, net	79,808	62,698
Other liabilities	50,627	44,980
Total liabilities	2,553,702	2,299,319
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 38,870 and 39,754 shares issued and outstanding as of October 31, 2024 and April 30, 2024, respectively	389	397
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of October 31, 2024 and April 30, 2024	—	—
Additional paid-in capital	244,698	334,596
Retained earnings	1,267,831	1,157,047
Accumulated other comprehensive loss	(43,611)	(31,519)
Total stockholders’ equity	1,469,307	1,460,521
Total liabilities and stockholders’ equity	$4,023,009	$3,759,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Net sales	$1,470,776	$1,420,930	$2,919,232	$2,830,530
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,009,649	962,301	2,006,542	1,921,347
Gross profit	461,127	458,629	912,690	909,183
Operating expenses:
Selling, general and administrative	324,225	300,894	639,377	587,690
Depreciation and amortization	42,078	32,937	80,110	64,955
Total operating expenses	366,303	333,831	719,487	652,645
Operating income	94,824	124,798	193,203	256,538
Other (expense) income:
Interest expense	(23,697)	(18,742)	(45,910)	(37,656)
Write-off of debt discount and deferred financing fees	—	—	—	(1,401)
Other income, net	1,299	2,106	3,327	4,245
Total other expense, net	(22,398)	(16,636)	(42,583)	(34,812)
Income before taxes	72,426	108,162	150,620	221,726
Provision for income taxes	18,890	27,205	39,836	53,939
Net income	$53,536	$80,957	$110,784	$167,787
Weighted average common shares outstanding:
Basic	39,126	40,466	39,334	40,608
Diluted	39,703	41,088	39,964	41,282
Net income per common share:
Basic	$1.37	$2.00	$2.82	$4.13
Diluted	$1.35	$1.97	$2.77	$4.06
Comprehensive income
Net income	$53,536	$80,957	$110,784	$167,787
Foreign currency translation adjustments	(3,789)	(21,164)	(6,739)	(9,766)
Changes in other comprehensive income, net of tax	(6)	4,214	(5,353)	9,603
Comprehensive income	$49,741	$64,007	$98,692	$167,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 30, 2024	39,754	$397	$334,596	$1,157,047	$(31,519)	$1,460,521
Net income	—	—	—	57,248	—	57,248
Foreign currency translation adjustments	—	—	—	—	(2,950)	(2,950)
Other comprehensive loss, net of tax	—	—	—	—	(5,347)	(5,347)
Repurchase and retirement of common stock	(538)	(5)	(46,604)	—	—	(46,609)
Equity-based compensation	—	—	3,678	—	—	3,678
Exercise of stock options	22	—	555	—	—	555
Issuance of common stock pursuant to employee stock purchase plan	44	1	3,206	—	—	3,207
Balances as of July 31, 2024	39,282	393	295,431	1,214,295	(39,816)	1,470,303
Net income	—	—	—	53,536	—	53,536
Foreign currency translation adjustments	—	—	—	—	(3,789)	(3,789)
Other comprehensive loss, net of tax	—	—	—	—	(6)	(6)
Repurchase and retirement of common stock	(593)	(6)	(52,633)	—	—	(52,639)
Equity-based compensation	—	—	4,925	—	—	4,925
Exercise of stock options	63	1	1,904	—	—	1,905
Vesting of restricted stock units	118	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(4,928)	—	—	(4,928)
Balances as of October 31, 2024	38,870	$389	$244,698	$1,267,831	$(43,611)	$1,469,307

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 30, 2023	40,971	$410	$428,508	$880,968	$(35,129)	$1,274,757
Net income	—	—	—	86,830	—	86,830
Foreign currency translation adjustments	—	—	—	—	11,398	11,398
Other comprehensive income, net of tax	—	—	—	—	5,389	5,389
Repurchase and retirement of common stock	(469)	(5)	(30,779)	—	—	(30,784)
Equity-based compensation	—	—	3,304	—	—	3,304
Exercise of stock options	46	—	1,248	—	—	1,248
Issuance of common stock pursuant to employee stock purchase plan	58	1	2,663	—	—	2,664
Balances as of July 31, 2023	40,606	406	404,944	967,798	(18,342)	1,354,806
Net income	—	—	—	80,957	—	80,957
Foreign currency translation adjustments	—	—	—	—	(21,164)	(21,164)
Other comprehensive income, net of tax	—	—	—	—	4,214	4,214
Repurchase and retirement of common stock	(689)	(6)	(44,566)	—	—	(44,572)
Equity-based compensation	—	—	5,111	—	—	5,111
Exercise of stock options	19	—	508	—	—	508
Vesting of restricted stock units	119	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(3,975)	—	—	(3,975)
Balances as of October 31, 2023	40,055	$401	$362,021	$1,048,755	$(35,292)	$1,375,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net income	$110,784	$167,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,110	64,955
Write-off and amortization of debt discount and debt issuance costs	895	2,726
Equity-based compensation	10,358	10,698
Loss (gain) on disposal of assets	507	(441)
Deferred income taxes	(4,464)	(5,085)
Other items, net	3,765	3,590
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(48,203)	(89,384)
Inventories	(4,201)	20,267
Prepaid expenses and other assets	(9,107)	(19,578)
Accounts payable	(17,848)	(9,849)
Accrued compensation and employee benefits	(25,712)	(36,293)
Other accrued expenses and liabilities	(4,222)	15,354
Cash provided by operating activities	92,662	124,747
Cash flows from investing activities:
Purchases of property and equipment	(23,052)	(29,546)
Proceeds from sale of assets	2,322	1,701
Acquisition of businesses, net of cash acquired	(207,259)	(55,964)
Other investing activities	(5,200)	—
Cash used in investing activities	(233,189)	(83,809)
Cash flows from financing activities:
Repayments on revolving credit facility	(828,511)	(389,409)
Borrowings from revolving credit facility	1,009,060	360,173
Payments of principal on long-term debt	(2,494)	—
Borrowings from term loan amendment	—	288,266
Repayments from term loan amendment	—	(287,768)
Payments of principal on finance lease obligations	(21,834)	(19,304)
Repurchases of common stock	(99,248)	(75,356)
Payment for debt issuance costs	—	(5,825)
Proceeds from exercises of stock options	2,460	1,756
Payments for taxes related to net share settlement of equity awards	(4,928)	(3,975)
Proceeds from issuance of stock pursuant to employee stock purchase plan	3,207	2,664
Cash provided by (used in) financing activities	57,712	(128,778)
Effect of exchange rates on cash and cash equivalents	595	(388)
Decrease in cash and cash equivalents	(82,220)	(88,228)
Cash and cash equivalents, beginning of period	166,148	164,745
Cash and cash equivalents, end of period	$83,928	$76,517
Supplemental cash flow disclosures:
Cash paid for income taxes	$46,014	$69,224
Cash paid for interest	45,909	35,321
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
Investments
The Company accounts for investments in equity securities where it does not have significant influence over the investee using the cost method. The carrying amount of investments in equity securities was $5.2 million as of October 31, 2024 and is included in other assets in the Condensed Consolidated Balance Sheet.
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

	October 31, 2024	April 30, 2024
	(in thousands)
Medical self‑insurance	$4,812	$6,067
General liability, automobile and workers’ compensation	24,501	22,731
Expected recoveries for insurance liabilities	(4,629)	(3,746)

Restructuring
During the second quarter of fiscal 2025, the Company implemented a reduction in work force as part of a strategic cost reduction plan to improve operational efficiency. The Company recorded $6.2 million of restructuring costs in connection with the reduction in workforce and certain other restructuring activities, consisting primarily of severance and other employee costs. As of October 31, 2024, $3.5 million of costs related to the reduction in workforce were paid and $2.7 million are expected to be paid in the third quarter of fiscal 2025. Restructuring costs are classified within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
On July 2, 2024, the Company acquired Yvon Building Supply, Inc., Yvon Insulation Corporation, Yvon Insulation Windsor, Laminated Glass Technologies, Inc. and Right Fit Foam Insulation Ltd. (collectively, “Yvon”). Yvon provides drywall, insulation, steel, ceilings and other complementary products and related services, including installed insulation. Yvon operates through seven locations across Greater Toronto and Ontario, Canada. The Company funded this transaction with cash on hand and borrowings under its asset based revolving credit facility (the “ABL Facility”). The Company also entered into contingent consideration arrangements, based on purchase volumes of certain customers, that are payable in cash to the sellers over five years, up to a maximum amount of $33.5 million as of the acquisition date ($46.0 million Canadian dollars).
On August 26, 2024, the Company acquired R.S. Elliott Specialty Supply, Inc., a leading regional distributor of stucco, plaster, siding, External Insulation and Finishing Systems (“EIFS”) and related construction supplies, servicing markets across Florida from five locations in Orlando, Wildwood, Tampa, West Palm Beach and Jacksonville. The Company funded this transaction with cash on hand and borrowings under its ABL Facility.
The primary purpose of these transactions was to expand the geographical coverage of the Company and grow the business. The Company’s Condensed Consolidated Statement of Operations and Comprehensive Income for the six months ended October 31, 2024 included $64.4 million of net sales and $0.4 million of net income from acquisitions made in fiscal 2025. The Company recorded transaction costs of $2.5 million and $2.6 million during the six months ended October 31, 2024

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

and 2023, respectively. Unaudited pro forma financial information is not provided because the impact of these acquisitions was not material to the Company’s Consolidated Financial Statements.
The following table summarizes the preliminary consideration transferred for the Company’s fiscal 2025 acquisitions:

(in thousands)
Cash	$215,503
Contingent consideration	26,648
Fair value of consideration transferred	$242,151
The preliminary estimated fair value of the Yvon contingent consideration payments was determined using a Monte Carlo simulation which accounts for the probabilities of various outcomes. The contingent consideration will be remeasured to fair value each reporting period with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Income. See Note 11, “Fair Value Measurements,” for more information on the changes in fair value of contingent consideration.

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
The following table summarizes the preliminary acquisition accounting for the Company’s fiscal 2025 acquisitions based on currently available information:

	Preliminary Acquisition Accounting	Adjustments	Preliminary Acquisition Accounting
	(in thousands)
Cash	$8,414	$—	$8,414
Trade accounts and notes receivable	51,721	34	51,755
Inventories	10,731	(53)	10,678
Property and equipment	22,392	—	22,392
Other assets	15,826	496	16,322
Intangible assets	102,563	—	102,563
Goodwill	83,217	(477)	82,740
Accounts payable and other liabilities	(31,483)	—	(31,483)
Deferred income taxes	(21,230)	—	(21,230)
Fair value of consideration transferred	$242,151	$—	$242,151

Goodwill recognized for acquisitions is attributable to synergies achieved through the streamlining of acquired company operations combined with improved margins attainable through increased market presence. The goodwill is assigned to the Company’s geographic divisions reportable segment. Goodwill of $37.8 million is not expected to be deductible for income tax purposes and goodwill of $44.9 million is expected to be deductible for income tax purposes.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the preliminary components of intangible assets acquired in connection with the Company’s fiscal 2025 acquisitions (dollars in thousands):

	Fair Value	Weighted Average Amortization Period (Years)
Customer relationships	$87,440	10.6
Trade names	13,276	15.0
Other	1,847	5.0
Total intangible assets	$102,563	11.0
Trade accounts and notes receivable had an estimated fair value of $51.8 million and a gross contractual value of $52.0 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.
3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	October 31, 2024	April 30, 2024
	(in thousands)
Trade receivables	$775,281	$745,956
Other receivables	184,385	120,967
Allowance for expected credit losses	(9,370)	(10,228)
Other allowances	(6,614)	(6,702)
Trade accounts and notes receivable	$943,682	$849,993
The following table presents the change in the allowance for expected credit losses during the six months ended October 31, 2024:

(in thousands)
Balance as of April 30, 2024	$10,228
Provision	478
Write-offs and other	(1,336)
Balance as of October 31, 2024	$9,370

Receivables from contracts with customers, net of allowances, were $759.3 million and $729.0 million as of October 31, 2024 and April 30, 2024, respectively. The Company did not have material amounts of contract assets or liabilities as of October 31, 2024 or April 30, 2024.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2024	$917,689	$(63,922)	$853,767
Goodwill recognized from acquisitions	82,740	—	82,740
Acquisition accounting adjustments from prior period	2,486	—	2,486
Translation adjustment	(3,157)	668	(2,489)
Balance as of October 31, 2024	$999,758	$(63,254)	$936,504
As of October 31, 2024, $828.7 million of goodwill was assigned to the Company’s geographic divisions reportable segment and $107.8 million was assigned to the Company’s other segment. During the six months ended October 31, 2024, the Company recorded measurement period adjustments related to its acquisition of Kamco Supply Corporation and affiliates.
Intangible Assets

The following tables present the components of the Company’s intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	October 31, 2024
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-15	12.5	$778,033	$(426,937)	$351,096
Definite-lived trade names	5-20	15.4	155,881	(37,386)	118,495
Developed technology	5-10	6.9	8,216	(5,928)	2,288
Other	3-10	5.5	8,063	(1,886)	6,177
Definite-lived intangible assets		12.9	$950,193	$(472,137)	$478,056
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$562,423

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2024
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-15	12.8	$695,411	$(395,117)	$300,294
Definite-lived trade names	5-20	15.4	143,267	(32,613)	110,654
Developed technology	5-10	6.9	8,249	(5,843)	2,406
Other	3-10	5.6	6,142	(1,175)	4,967
Definite-lived intangible assets		13.1	$853,069	$(434,748)	$418,321
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$502,688
Amortization expense related to definite-lived intangible assets was $21.5 million and $16.0 million for the three months ended October 31, 2024 and 2023, respectively, and $40.4 million and $31.7 million during the six months ended October 31, 2024 and 2023, respectively.

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

Year Ending April 30,	(in thousands)
2025 (remaining six months)	$40,992
2026	74,894
2027	66,717
2028	57,784
2029	49,844
Thereafter	187,825
Total	$478,056
The Company’s indefinite-lived intangible assets as of October 31, 2024 and April 30, 2024 consisted of indefinite-lived trade names.

5. Long-Term Debt

The Company’s long-term debt consisted of the following:

	October 31, 2024	April 30, 2024
	(in thousands)
Term Loan Facility	$495,009	$497,503
Unamortized discount and deferred financing costs on Term Loan Facility	(5,856)	(6,406)
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(3,083)	(3,426)
ABL Facility	449,191	270,000
Finance lease obligations	186,638	168,738
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2029	9,547	4,170
Unamortized discount on installment notes	—	(4)
Carrying value of debt	1,481,446	1,280,575
Less current portion	54,882	50,849
Long-term debt	$1,426,564	$1,229,726
Term Loan Facility
The Company has a senior secured first lien term loan facility (the “Term Loan Facility”) with $495.0 million outstanding as of October 31, 2024. The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, which began January 1, 2024 with the remaining balance due May 12, 2030. As of October 31, 2024, the applicable rate of interest under the Term Loan Facility was 7.10%. Borrowings under the Term Loan Facility bear interest at a floating rate per annum based on the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. The Company has interest rate swap and collar agreements to convert the variable interest rate on a portion of its Term Loan Facility to a fixed rate. For more information, see Note 11, “Fair Value Measurements.”
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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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
Asset Based Lending Facility
The Company has an ABL Facility that provides for aggregate revolving commitments of $950.0 million. Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and accounts receivable, subject to certain reserves and other adjustments.
At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based on SOFR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of October 31, 2024, the weighted average interest rate on borrowings was 6.37%.
As of October 31, 2024, the Company had available borrowing capacity of approximately $458.6 million under the ABL Facility. The ABL Facility matures on December 22, 2027. The ABL Facility contains a cross-default provision with the Term Loan Facility.
On May 23, 2024, the Company amended its ABL Facility to replace the Canadian Dollar Offered Rate (CDOR) with the Canadian Overnight Repo Rate Average (CORRA) as the benchmark rate for borrowings under the Canadian revolving credit subfacility.
Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. As of October 31, 2024, the Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes.
The ABL Facility contains certain covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of October 31, 2024.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Debt Maturities
As of October 31, 2024, the maturities of long-term debt were as follows:

	Term Loan Facility	Senior Notes	ABL Facility	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2025 (remaining six months)	$2,494	$—	$—	$24,294	$443	$27,231
2026	4,988	—	—	44,896	2,151	52,035
2027	4,988	—	—	40,260	2,131	47,379
2028	4,988	—	449,191	34,445	2,057	490,681
2029	4,988	—	—	23,972	2,765	31,725
Thereafter	472,563	350,000	—	18,771	—	841,334
	$495,009	$350,000	$449,191	$186,638	$9,547	$1,490,385

6. Leases
The components of lease expense were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$8,353	$7,114	$16,692	$13,878
Interest on lease liabilities	2,649	1,897	5,343	3,754
Operating lease cost	20,295	16,033	39,888	31,749
Variable lease cost	4,075	4,769	8,907	8,439
Total lease cost	$35,372	$29,813	$70,830	$57,820
Supplemental cash flow information related to leases was as follows:

	Six Months Ended October 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$38,633	$30,926
Operating cash flows from finance leases	5,343	3,754
Financing cash flows from finance leases	21,834	19,304
Right-of-use assets obtained in exchange for lease obligations
Operating leases	56,199	23,904
Finance leases	38,083	35,336

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other information related to leases was as follows:

	October 31, 2024	April 30, 2024
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$325,570	$289,707
Accumulated depreciation	(88,556)	(78,170)
Property and equipment, net	$237,014	$211,537
Weighted-average remaining lease term (years)
Operating leases	7.1	6.9
Finance leases	4.3	4.0
Weighted-average discount rate
Operating leases	6.6%	6.3%
Finance leases	6.0%	5.7%
Future minimum lease payments under non-cancellable leases as of October 31, 2024 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2025 (remaining six months)	$29,319	$34,276
2026	53,139	69,452
2027	46,103	58,001
2028	38,040	47,400
2029	25,697	40,301
Thereafter	19,334	139,149
Total lease payments	211,632	388,579
Less imputed interest	24,994	88,688
Total	$186,638	$299,891

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 26.4% and 24.3% for the six months ended October 31, 2024 and 2023, respectively. The difference in the effective income tax rate over the U.S. federal statutory rate of 21.0% for the six months ended October 31, 2024 and 2023 was primarily due to the impact of foreign taxes, state taxes and equity compensation.
Valuation allowance. The Company had a valuation allowance of $12.6 million and $12.5 million against its deferred tax assets as of October 31, 2024 and April 30, 2024, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.
Uncertain tax positions. The Company had no uncertain tax positions as of October 31, 2024 or April 30, 2024.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Stockholders’ Equity
Share Repurchases
On October 18, 2023, the Company’s Board of Directors approved an expanded share repurchase program under which the Company is authorized to repurchase up to $250.0 million of its outstanding common stock (such plan, the “2023 Repurchase Plan”). The Company may conduct repurchases under the 2023 Repurchase Plan through open market transactions, under trading plans in accordance with SEC Rule 10b5-1 and/or in privately negotiated transactions, in each case in compliance with Rule 10b-18 under the Exchange Act. The timing and amount of any purchases of the Company’s common stock are subject to a variety of factors, including, but not limited to, the Company’s liquidity, credit availability, general business and market conditions, debt covenants and the availability of alternative investment opportunities. The 2023 Repurchase Plan does not obligate the Company to acquire any amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. As of October 31, 2024, the Company had $102.0 million of remaining repurchase authorization under the 2023 Repurchase Plan.
Share repurchases in excess of issuances are subject to a 1% excise tax. The Company includes the applicable excise tax as part of the cost basis of the shares acquired and records the taxes as a liability in accrued expenses and other liabilities in the Consolidated Balance Sheet.
Shares repurchased pursuant to the Company’s share repurchase program are retired. The Company’s accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and charge any excess of cost over par value to additional paid-in capital. The following table presents share repurchase activity for the six months ended October 31, 2024:

	Six Months Ended October 31,
	2024	2023
	(in thousands)
Amount repurchased pursuant to repurchase program	$98,478	$74,768
Excise tax on repurchases	770	588
Repurchases of common stock	$99,248	$75,356

Number of shares repurchased	1,131	1,158
Accumulated Other Comprehensive Loss
The following table sets forth the changes to accumulated other comprehensive loss, net of tax, by component for the six months ended October 31, 2024:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2024	$(40,000)	$8,481	$(31,519)
Other comprehensive loss before reclassification	(3,124)	(3,810)	(6,934)
Losses on intra-entity transactions that are of a long-term investment nature	(3,615)	—	(3,615)
Reclassification to earnings from accumulated other comprehensive loss	—	(1,543)	(1,543)
Balance as of October 31, 2024	$(46,739)	$3,128	$(43,611)
Other comprehensive loss before reclassification on derivative instruments for the six months ended October 31, 2024 is net of $1.2 million of tax. Reclassification to earnings from accumulated other comprehensive loss for the six months ended October 31, 2024 is net of tax of $0.5 million. Losses on intra-entity transactions that are of a long-term investment nature for the six months ended October 31, 2024 are net of tax of $1.2 million.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Equity-Based Compensation
General

Equity-based compensation expense related to stock options and restricted stock units was $7.6 million and $7.7 million during the six months ended October 31, 2024 and 2023, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Option Awards
The following table presents stock option activity for the six months ended October 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2024	968	$41.79	6.7	$49,086
Options granted	134	92.63
Options exercised	(85)	28.89
Options forfeited	(7)	55.28
Outstanding as of October 31, 2024	1,010	$49.55	6.8	$41,095
Exercisable as of October 31, 2024	713	$37.58	5.9	$37,280
Vested and Expected to vest as of October 31, 2024	1,002	$49.31	6.8	$41,030
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price, multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares, net of expected forfeitures. The total intrinsic value of options exercised during the six months ended October 31, 2024 and 2023 was $5.3 million and $2.7 million, respectively. As of October 31, 2024, there was $8.1 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.0 years.
The fair value of stock options granted during the six months ended October 31, 2024 and 2023 was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting weighted average grant date fair value:

	Six Months Ended October 31,
	2024	2023
Volatility	37.53%	38.70%
Expected life (years)	6.0	6.0
Risk-free interest rate	3.95%	4.29%
Dividend yield	—%	—%
Grant date fair value	$39.88	$33.34

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Restricted Stock Units
The following table presents restricted stock unit activity for the six months ended October 31, 2024:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2024	314	$60.74
Granted	119	92.63
Vested	(171)	58.31
Forfeited	(9)	74.05
Outstanding as of October 31, 2024	253	$76.92
The fair value of restricted stock units that vested during the six months ended October 31, 2024 and 2023 was $15.8 million and $12.9 million, respectively. As of October 31, 2024, there was $12.2 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.7 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. The Company recognized $1.0 million and $0.7 million of stock-based compensation expense related to the ESPP during the six months ended October 31, 2024 and 2023, respectively.
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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2024	$36,013	$2,060	$10,259
Amounts redeemed	(3,388)	(785)	(3,935)
Change in fair value	640	173	942
Balance as of October 31, 2024	$33,265	$1,448	$7,266

Classified as current as of April 30, 2024	$11,038	$733	$3,666
Classified as long-term as of April 30, 2024	24,975	1,327	6,593

Classified as current as of October 31, 2024	$17,289	$1,448	$7,266
Classified as long-term as of October 31, 2024	15,976	—	—
Total expense related to these instruments was $1.8 million and $2.3 million during the six months ended October 31, 2024 and 2023, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and current liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. See Note 13, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests,” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024 for more information regarding stock appreciation rights, deferred compensation and redeemable noncontrolling interests.
11. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis:

	October 31, 2024	April 30, 2024
	(in thousands)
Assets:
Interest rate swaps and collars (Level 2)	$4,170	$11,260

Liabilities:
Contingent consideration (Level 3)	$26,746	$—
Interest rate swaps and collars. The Company has (a) interest rate swap agreements for two years with notional amounts totaling $300.0 million to convert the variable interest rate on a portion of the term loans outstanding to a fixed 1-month SOFR interest rate of 3.899% and (b) forward interest rate collars with notional amounts totaling $300.0 million for years 2025 through 2029. The objective of such hedging instruments is to reduce the variability of interest payment cash flows associated with the variable interest rates under the Term Loan Facility and otherwise hedge exposure to future interest rate fluctuations. The Company believes there have been no material changes in the creditworthiness of the counterparties to these interest rate swaps and believes the risk of nonperformance by each party is minimal. The Company designated the interest rate swaps and collars as cash flow hedges.
As of October 31, 2024, $1.2 million of the interest rate swap and collar assets were classified in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and $3.0 million were classified in other assets. The

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Company recognized gains of $0.9 million and $0.8 million during the three months ended October 31, 2024 and 2023, respectively, related to its interest rate swaps. The Company recognized gains of $2.0 million and $1.2 million during the six months ended October 31, 2024 and 2023, respectively, related to its interest rate swaps. These amounts are included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows. As of October 31, 2024, the Company expects that approximately $1.2 million of pre-tax earnings will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Contingent consideration. As discussed in Note 2, “Business Combinations,” the Company entered into contingent consideration arrangements in connection with its acquisition of Yvon in which the Company will make additional payments to the sellers ranging from zero to a maximum amount of $33.5 million ($46.0 million Canadian dollars) based on the purchase volumes of certain customers. The fair value of contingent consideration is determined using a Monte Carlo simulation which uses Level 3 unobservable inputs. The significant unobservable inputs used to calculate the fair value of the contingent consideration include estimated future cash flows, discount rates, and volatility of forecasted revenue. Actual results may differ from the projected results and could have a significant impact on the estimated fair value of the contingent consideration. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Changes in fair value are recorded in other income in the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table presents the changes in the fair value of the Company’s Level 3 liabilities during the six months ended October 31, 2024:

Contingent Consideration
(in thousands)
Balance as of April 30, 2024	$—
Additions	26,348
Change in fair value	793
Translation adjustment	(395)
Balance as of October 31, 2024	$26,746
The contingent consideration is classified in the Condensed Consolidated Balance Sheet based on expected payment dates. As of October 31, 2024, $5.4 million of the contingent consideration liability was classified within other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheet and $21.3 million was classified within other liabilities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” There were no material long-lived asset impairments during the six months ended October 31, 2024 or 2023.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Fair Value of Debt
The estimated fair value of the Company’s Senior Notes was determined based on Level 2 inputs using observable market prices in less active markets. The carrying amounts of the Company’s Term Loan Facility and ABL Facility approximate their fair value, as the interest rates are variable and reflective of market rates. The following table presents the carrying amount and fair value of the Company’s Senior Notes:

	October 31, 2024		April 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$330,971	$350,000	$323,330

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

13. Segments
There have been no changes to the Company’s reportable segments during the six months ended October 31, 2024. For more information regarding the Company’s reportable segments, see Note 16, “Segments,” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024.
Segment Results
The following tables present segment results:

	Three Months Ended October 31, 2024
	Net Sales	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,441,481	$38,597	$147,850
Other	29,295	3,407	4,374
Corporate	—	74	—
	$1,470,776	$42,078	$152,224

	Three Months Ended October 31, 2023
	Net Sales	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,389,073	$29,004	$162,306
Other	31,857	3,849	5,252
Corporate	—	84	—
	$1,420,930	$32,937	$167,558

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Six Months Ended October 31, 2024
	Net Sales	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$2,858,299	$73,168	$289,749
Other	60,933	6,788	8,356
Corporate	—	154	—
	$2,919,232	$80,110	$298,105

	Six Months Ended October 31, 2023
	Net Sales	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$2,768,034	$57,110	$329,591
Other	62,496	7,673	11,265
Corporate	—	172	—
	$2,830,530	$64,955	$340,856

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Net income	$53,536	$80,957	$110,784	$167,787
Interest expense	23,697	18,742	45,910	37,656
Write-off of debt discount and deferred financing fees	—	—	—	1,401
Interest income	(193)	(292)	(563)	(766)
Provision for income taxes	18,890	27,205	39,836	53,939
Depreciation expense	20,529	16,963	39,757	33,290
Amortization expense	21,549	15,974	40,353	31,665
Stock appreciation rights(a)	397	401	640	1,619
Redeemable noncontrolling interests and deferred compensation(b)	693	184	1,115	664
Equity-based compensation(c)	4,925	5,111	8,603	8,415
Severance and other permitted costs(d)	6,460	882	7,416	1,288
Transaction costs (acquisitions and other)(e)	1,193	1,223	2,473	2,608
(Gain) loss on disposal of assets(f)	(351)	(310)	507	(441)
Effects of fair value adjustments to inventory(g)	106	140	481	442
Change in fair value of contingent consideration(h)	793	—	793	—
Debt transaction costs(i)	—	378	—	1,289
Adjusted EBITDA(j)	$152,224	$167,558	$298,105	$340,856
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
(h)Represents the change in fair value of contingent consideration arrangements.
(i)Represents costs paid to third-party advisors related to debt refinancing activities.
(j)For a detailed discussion of the Company’s use of non-GAAP financial measures, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Financial Measures” in this Quarterly Report on Form 10-Q.

Revenues by Product
The following table presents the Company’s net sales to external customers by main product lines:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Wallboard	$582,119	$585,174	$1,170,048	$1,156,599
Complementary products	466,828	428,319	910,341	854,529
Steel framing	217,388	232,108	427,246	468,868
Ceilings	204,441	175,329	411,597	350,534
Total net sales	$1,470,776	$1,420,930	$2,919,232	$2,830,530

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents additional detail on the Company’s net sales of complementary products:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Tools and fasteners	$89,743	$86,366	$180,912	$170,041
Insulation	100,842	82,068	185,885	160,455
Joint treatment	76,228	67,414	151,517	132,696
Lumber	42,295	40,437	85,318	82,511
EIFS/stucco	55,664	47,408	106,616	93,704
Other	102,056	104,626	200,093	215,122
Complementary products	$466,828	$428,319	$910,341	$854,529
Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
United States	$1,254,151	$1,238,855	$2,513,056	$2,457,286
Canada	216,625	182,075	406,176	373,244
Total net sales	$1,470,776	$1,420,930	$2,919,232	$2,830,530
The following table presents the Company’s property and equipment, net, by major geographic area:

	October 31, 2024	April 30, 2024
	(in thousands)
United States	$451,024	$425,429
Canada	62,626	46,828
Total property and equipment, net	$513,650	$472,257

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
	(in thousands, except per share data)
Net income	$53,536	$80,957	$110,784	$167,787
Basic earnings per common share:
Basic weighted average common shares outstanding	39,126	40,466	39,334	40,608
Basic earnings per common share	$1.37	$2.00	$2.82	$4.13
Diluted earnings per common share:
Basic weighted average common shares outstanding	39,126	40,466	39,334	40,608
Add: Common Stock Equivalents	577	622	630	674
Diluted weighted average common shares outstanding	39,703	41,088	39,964	41,282
Diluted earnings per common share	$1.35	$1.97	$2.77	$4.06
During the three and six months ended October 31, 2024 and 2023, the number of Common Stock Equivalents excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive was not material. Anti-dilutive securities could be dilutive in future periods.

Note 15. Subsequent Event
On December 2, 2024, the Company’s Board of Directors approved a renewal of the share repurchase program authorizing the Company to repurchase up to $250 million of its outstanding common stock (such new repurchase program, the “2024 Repurchase Plan”). The 2024 Repurchase Plan replaces the Company’s previous share repurchase authorization of $250 million under the 2023 Repurchase Plan, which commenced in October 2023 and had $94.6 million of authorization remaining as of November 30, 2024. The Company may conduct repurchases under the 2024 Repurchase Plan through a variety of methods, which may include open market transactions, block trades, accelerated share repurchases, under trading plans in accordance with SEC Rule 10b5-1, in privately negotiated transactions or in any combination of such methods, in each case in compliance with Rule 10b-18 under the Exchange Act. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, stock price, our debt covenants and the availability of alternative investment opportunities. The 2024 Repurchase Program does not obligate us to acquire any amount of common stock, and it may be suspended or terminated at any time at our discretion.

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
Commercial
Demand for commercial projects in most of the sectors GMS serves was solid through the end of fiscal 2024, as driven by stimulus and technology related spending and post-COVID population shifts. However, after two years of U.S. commercial wallboard volume growth through the end of fiscal 2024, demand for wallboard in this end market declined year-over-year during the first half of fiscal 2025 as compared with the prior year period, reflective of an uncertain economic climate and a challenging financing environment for commercial projects. While a number of projects have been delayed or cancelled for now, construction to support certain commercial applications, including medical and governmental projects, particularly those associated with reshoring activities and those driven by governmental programs, such as development associated with the CHIPS Act of 2022, continue. Looking forward, financing availability and cost, coupled with labor constraints and other inflationary pressures, appear to be headwinds until interest rates and commercial real estate lending conditions improve.
As with residential contractors, both we and our commercial contractor customers face inflationary pressures for labor, certain building products and other miscellaneous expenses.
Residential – Single-Family
Single-family starts began to pull back in the summer of 2022 amid rising interest rates coupled with broader macroeconomic and other affordability concerns. As a result, a slowdown in demand for single-family construction products followed, and we began to see its impacts in our results during the latter half of fiscal 2023 for most of our geographic regions, which lasted through much of fiscal 2024. After mortgage rates peaked in October 2023, they moderated slightly and sentiment from many of our homebuilder customers improved as the market adjusted to the current rates, particularly with the support of incentives from larger homebuilders. In the fourth quarter of fiscal 2024, year-over-year wallboard volume growth for single-family housing units turned positive for the first time since the fall of 2022 and was again positive in the first half of fiscal 2025, evidencing the early recovery of this end market. However, while underlying fundamentals, including a limited supply of both new and existing homes as well as demographics, continue to support strong demand for single-family housing units, stubbornly elevated mortgage rates and the overall affordability of housing, particularly for younger, lower income buyers, are expected to temper overall single-family housing starts.
Residential – Multi-Family
Given the fundamental need for additional residential housing units, coupled with affordability concerns for prospective homebuyers and a lack of existing homes for sale, multi-family construction activity was robust throughout calendar 2023 and into the fourth quarter of fiscal 2024. However, given the significant decline in starts over the last year, this end market peaked for the short term and demand for our products declined year-over-year during the first half of fiscal 2025 as certain geographies have completed the construction of the bulk of their remaining backlog of projects.
While absorption rates in this market remain favorable, creating optimism for further development, interest rates and suppressed commercial real estate lending continue to constrain projects in the near term. More broadly, the solid underlying demand fundamentals of the housing market, including favorable demographics, low levels of supply of new homes, a chronic undersupply of homes in general, and easing regulatory constraints for development are expected to provide support for the residential multi-family markets in the longer term.

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

Highlights

    Key highlights in our business during the six months ended October 31, 2024 are described below:

•Generated net sales of $2,919.2 million during the six months ended October 31, 2024, a 3.1% increase from the prior year period, primarily due to contributions from recent acquisitions, resilient pricing in wallboard, ceilings and certain complementary products and single-family volume growth. These factors helped to offset a challenging pricing environment in steel framing and softening market conditions.

•Generated net income of $110.8 million during the six months ended October 31, 2024, a 34.0% decrease compared to the prior year, primarily due to increased selling, general and administrative expenses, driven by incremental expense from recent acquisitions and operating cost inflation; a decrease in gross margin, primarily due to the mix impacts of steel price deflation, price and cost dynamics in wallboard, and a shift from commercial and multi-family to single-family wallboard deliveries; and an increase in depreciation and amortization, primarily resulting from acquisitions. Net income as a percentage of sales was 3.8% and 5.9% during the six months ended October 31, 2024 and 2023, respectively.

•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $298.1 million during the six months ended October 31, 2024, a 12.5% decrease compared to the prior year. Adjusted EBITDA, as a percentage of net sales, decreased to 10.2% for the six months ended October 31, 2024 compared to 12.0% for the six months ended October 31, 2023, primarily due to deflationary dynamics in steel pricing and increased selling, general and administrative expenses discussed above.

•Completed three acquisitions and opened one greenfield location, as further described below.

Recent Developments
Acquisitions
On May 1, 2024, the Company acquired Howard & Sons Building Materials, Inc. (“Howard & Sons”), a distributor of wallboard, steel framing and complementary products from a single location in Pomona, California.
On July 2, 2024, the Company acquired Yvon Building Supply, Inc., Yvon Insulation Corporation, Yvon Insulation Windsor, Laminated Glass Technologies, Inc. and Right Fit Foam Insulation Ltd. (collectively, “Yvon”). Yvon provides drywall, insulation, steel, ceilings and other complementary products and related services, including installed insulation. Yvon operates through seven locations across Greater Toronto and Ontario, Canada. The Company funded this transaction with cash on hand and borrowings under its asset based revolving credit facility (the “ABL Facility”). The Company also entered into contingent consideration arrangements that are based on purchases of certain customers and are payable in cash over five years.
On August 26, 2024, the Company acquired R.S. Elliott Specialty Supply, Inc. (“R.S. Elliott”), a leading regional distributor of stucco, plaster, siding, EIFS and related construction supplies, servicing markets across Florida from five locations in Orlando, Wildwood, Tampa, West Palm Beach and Jacksonville.
For more information regarding our acquisitions, see Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Greenfields
During the second quarter of fiscal 2025, the Company opened one new greenfield location in Summerville, South Carolina. Subsequent to the end of the quarter, the Company opened two additional greenfield locations in Middleton, Massachusetts and Clackamas, Oregon.
Cost Reduction Initiative

During the second quarter of fiscal 2025, the Company implemented a strategic cost reduction plan to improve operational efficiency, including a reduction in workforce. The Company recorded $6.2 million of onetime costs during the second quarter of fiscal 2025. The cost reduction plan is expected to result in $25 million to $30 million of annualized cost savings.

Results of Operations
The following table summarizes key components of our results of operations for the three and six months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
	(dollars in thousands)
Statement of operations data:
Net sales	$1,470,776	$1,420,930	$2,919,232	$2,830,530
Cost of sales (exclusive of depreciation and amortization shown separately below)	1,009,649	962,301	2,006,542	1,921,347
Gross profit	461,127	458,629	912,690	909,183
Operating expenses:
Selling, general and administrative expenses	324,225	300,894	639,377	587,690
Depreciation and amortization	42,078	32,937	80,110	64,955
Total operating expenses	366,303	333,831	719,487	652,645
Operating income	94,824	124,798	193,203	256,538
Other (expense) income:
Interest expense	(23,697)	(18,742)	(45,910)	(37,656)
Write-off of debt discount and deferred financing fees	—	—	—	(1,401)
Other income, net	1,299	2,106	3,327	4,245
Total other expense, net	(22,398)	(16,636)	(42,583)	(34,812)
Income before taxes	72,426	108,162	150,620	221,726
Provision for income taxes	18,890	27,205	39,836	53,939
Net income	$53,536	$80,957	$110,784	$167,787
Non-GAAP measures:
Adjusted EBITDA(1)	$152,224	$167,558	$298,105	$340,856
Adjusted EBITDA margin(1)(2)	10.3%	11.8%	10.2%	12.0%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.

(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.
Three Months Ended October 31, 2024 and 2023
Net Sales

	Three Months Ended October 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Wallboard	$582,119	$585,174	$(3,055)	(0.5)%
Complementary products	466,828	428,319	38,509	9.0%
Steel framing	217,388	232,108	(14,720)	(6.3)%
Ceilings	204,441	175,329	29,112	16.6%
Total net sales	$1,470,776	$1,420,930	$49,846	3.5%

The following table presents the impact of changes in volume and pricing on net sales of wallboard, steel framing and ceilings products on a per day basis during the three months ended October 31, 2024 compared to the prior year period:

	Volume	Price/Mix
Wallboard	(1.6)%	1.1%
Ceilings	3.6%	13.0%
Steel framing	1.5%	(7.8)%

The increase in net sales during the three months ended October 31, 2024 compared to the prior year period was primarily due to contributions from recent acquisitions and resilient pricing in wallboard, ceilings and certain complementary products. These factors helped to partially offset price deflation in steel framing and negative impacts of two major hurricanes. The increase in net sales consisted of the following:
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
•partially offset by a decrease in steel framing sales, which are principally impacted by commercial construction activity, primarily due to a decrease in price/product mix; and
•a decrease in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to lower volume, partially offset by an increase in price/product mix.
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended October 31, 2024. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Three Months Ended October 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Net sales	$1,470,776
Recently acquired net sales (1)	(116,990)
Impact of foreign currency (2)	1,226
Base business net sales (3)	$1,355,012	$1,420,930	$(65,918)	(4.6)%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended October 31, 2024, net sales includes sales from the following acquisitions: AMW Construction Supply, LLC acquired on October 1, 2023; Kamco Supply Corporation and affiliates acquired on March 1, 2024; Howard & Sons acquired on May 1, 2024; Yvon acquired on July 2, 2024; and R.S. Elliott acquired on August 26, 2024.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The decrease in organic net sales was primarily driven by price deflation in steel framing and softened demand across our end markets, particularly in multi-family. These decreases were partially offset by resilient pricing in wallboard, ceilings and complementary products.

Gross Profit and Gross Margin

	Three Months Ended October 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Gross profit	$461,127	$458,629	$2,498	0.5%
Gross margin	31.4%	32.3%
The slight increase in gross profit during the three months ended October 31, 2024 compared to the prior year period was primarily due to contributions from recent acquisitions, partially offset by lower steel pricing. Gross margin on net sales for the three months ended October 31, 2024 decreased compared to the prior year period, primarily due to price and cost dynamics in wallboard, a shift from commercial and multi-family to single-family wallboard deliveries, unrealized manufacturer purchasing incentives due to lighter demand and storm disruption and several operational impacts to cost of sales.
Selling, General and Administrative Expenses

	Three Months Ended October 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$324,225	$300,894	$23,331	7.8%
% of net sales	22.0%	21.2%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. Approximately $21.6 million of the increase in selling, general and administrative expenses during the three months ended October 31, 2024 compared to the prior year was due to incremental selling, general and administrative expenses from acquisitions. Also contributing to the increase was an increase in severance costs, primarily related to the cost reduction initiatives implemented during the three months ended October 31, 2024. These increases were partially offset by lower overall operating costs, reflective of realized savings from our cost reduction initiatives and reduced activity from changes in demand. The increase in selling, general and administrative expenses as a percentage of our net sales during the three months ended October 31, 2024 compared to the prior year period was primarily due to operating cost inflation, steel price deflation and an increase in severance costs.
Depreciation and Amortization Expense

	Three Months Ended October 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Depreciation	$20,529	$16,963	$3,566	21.0%
Amortization	21,549	15,974	5,575	34.9%
Depreciation and amortization	$42,078	$32,937	$9,141	27.8%
Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. The increase in depreciation expense during the three months ended October 31, 2024 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in acquisitions and capital expenditures over the past year. The increase in amortization expense during the three months ended October 31, 2024 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in acquisitions over the past year, partially offset by the time-based progression of our use of the accelerated method of amortization for acquired customer relationships.

Interest Expense

	Three Months Ended October 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Interest expense	$23,697	$18,742	$4,955	26.4%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The increase in interest expense during the three months ended October 31, 2024 compared to the prior year period was primarily due to an increase in outstanding debt and finance leases.
Income Taxes

	Three Months Ended October 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$18,890	$27,205	$(8,315)	(30.6)%
Effective tax rate	26.1%	25.2%
The change in the effective income tax rate during the three months ended October 31, 2024 compared to the prior year period was primarily due to foreign taxes, state taxes and equity compensation.
Six Months Ended October 31, 2024 and 2023
Net Sales

	Six Months Ended October 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Wallboard	$1,170,048	$1,156,599	$13,449	1.2%
Complementary products	910,341	854,529	55,812	6.5%
Steel framing	427,246	468,868	(41,622)	(8.9)%
Ceilings	411,597	350,534	61,063	17.4%
Total net sales	$2,919,232	$2,830,530	$88,702	3.1%
The following table presents the impact of changes in volume and pricing on net sales of wallboard, steel framing and ceilings products on a per day basis during the six months ended October 31, 2024 compared to the prior year period:

	Volume	Price/Mix
Wallboard	0.6%	0.6%
Ceilings	4.2%	13.2%
Steel framing	3.9%	(12.8)%

The increase in net sales during the six months ended October 31, 2024 compared to the prior year period was primarily due to contributions from recent acquisitions and resilient pricing in wallboard, ceilings and certain complementary products. These factors helped to partially offset price deflation in steel framing. The increase in net sales consisted of the following:
•a slight increase in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to higher single-family volume and an increase in price/product mix;
•an increase in complementary products sales, which include insulation, joint treatment, tools (including automatic taping and finishing tools), lumber and various other specialty building products, primarily due to positive contributions from acquisitions and an increase in pricing in certain product categories;

•an increase in ceilings sales, which are principally impacted by commercial construction activity, primarily due to an increase in price/product mix and higher volume driven by positive contributions from acquisitions; and
•partially offset by a decrease in steel framing sales, which are principally impacted by commercial construction activity, primarily due to a decrease in price/product mix, partially offset by higher volume driven by positive contributions from acquisitions.
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the six months ended October 31, 2024. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Six Months Ended October 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Net sales	$2,919,232
Recently acquired net sales (1)	(192,515)
Impact of foreign currency (2)	6,307
Base business net sales (3)	$2,733,024	$2,830,530	$(97,506)	(3.4)%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the six months ended October 31, 2024, net sales includes sales from the following acquisitions: AMW Construction Supply, LLC acquired on October 1, 2023; Kamco Supply Corporation and affiliates acquired on March 1, 2024; Howard & Sons acquired on May 1, 2024; Yvon acquired on July 2, 2024; and R.S. Elliott acquired on August 26, 2024.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The decrease in organic net sales was primarily driven by price deflation in steel framing and softened demand across our end markets, particularly in multi-family. These decreases were partially offset by resilient pricing in wallboard, ceilings and complementary products.
Gross Profit and Gross Margin

	Six Months Ended October 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Gross profit	$912,690	$909,183	$3,507	0.4%
Gross margin	31.3%	32.1%
The increase in gross profit during the six months ended October 31, 2024 compared to the prior year period was primarily due to contributions from recent acquisitions, partially offset by lower steel pricing. Gross margin on net sales for the six months ended October 31, 2024 decreased compared to the prior year period, primarily due to the mix impacts of steel price deflation, price and cost dynamics in wallboard, and a shift from commercial and multi-family to single-family wallboard deliveries.

Selling, General and Administrative Expenses

	Six Months Ended October 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$639,377	$587,690	$51,687	8.8%
% of net sales	21.9%	20.8%
Approximately $37.8 million of the increase in selling, general and administrative expenses during the six months ended October 31, 2024 compared to the prior year was due to incremental selling, general and administrative expenses from acquisitions. Also contributing to the increase was a $6.1 million increase in severance costs. The remaining increase was due to increases in payroll and payroll-related costs, facilities costs and maintenance costs. The increase in selling, general and administrative expenses as a percentage of our net sales during the six months ended October 31, 2024 compared to the prior year period was primarily due to operating cost inflation and activity-based increases, steel price deflation and costs associated with recent acquisitions and greenfield openings negatively impacting leverage.
Depreciation and Amortization Expense

	Six Months Ended October 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Depreciation	$39,757	$33,290	$6,467	19.4%
Amortization	40,353	31,665	8,688	27.4%
Depreciation and amortization	$80,110	$64,955	$15,155	23.3%
The increase in depreciation expense during the six months ended October 31, 2024 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in acquisitions and capital expenditures over the past year. The increase in amortization expense during the six months ended October 31, 2024 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in acquisitions over the past year, partially offset by the time-based progression of our use of the accelerated method of amortization for acquired customer relationships.
Interest Expense

	Six Months Ended October 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Interest expense	$45,910	$37,656	$8,254	21.9%
The increase in interest expense during the six months ended October 31, 2024 compared to the prior year period was primarily due to an increase in outstanding debt and finance leases.

Income Taxes

	Six Months Ended October 31,		Change
	2024	2023	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$39,836	$53,939	$(14,103)	(26.1)%
Effective tax rate	26.4%	24.3%
The change in the effective income tax rate during the six months ended October 31, 2024 compared to the prior year period was primarily due to foreign taxes, state taxes and equity compensation.
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
As of October 31, 2024, we had available borrowing capacity of approximately $458.6 million under our ABL Facility. The ABL Facility is scheduled to mature on December 22, 2027. The ABL Facility contains a cross-default provision with the senior secured first lien term loan facility (the “Term Loan Facility”).
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

Cash Flows
A summary of our operating, investing and financing activities is shown in the following table:

	Six Months Ended October 31,
	2024	2023
	(in thousands)
Cash provided by operating activities	$92,662	$124,747
Cash used in investing activities	(233,189)	(83,809)
Cash provided by (used in) financing activities	57,712	(128,778)
Effect of exchange rates on cash and cash equivalents	595	(388)
Decrease in cash and cash equivalents	$(82,220)	$(88,228)
Operating Activities
The decrease in cash used in operating activities during the six months ended October 31, 2024 compared to the prior year period was primarily due to a decrease in net income and an increase in cash paid for interest expense, partially offset by lower working capital.
Investing Activities
The increase in cash used in investing activities during the six months ended October 31, 2024 compared to the prior year period was primarily due to a $151.3 million increase in cash used for acquisitions, partially offset by a $6.5 million decrease in capital expenditures.
Capital expenditures during the six months ended October 31, 2024 primarily consisted of the purchase of delivery and warehouse equipment, building and leasehold improvements, and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.
Financing Activities
The change in cash for financing activities during the six months ended October 31, 2024 compared to the prior year period was primarily due to net borrowings of $180.5 million under our ABL Facility during the six months ended October 31, 2024, compared to net repayments of $29.2 million during the prior year period. Also contributing to the change was a $23.9 million increase in repurchases of common stock during the six months ended October 31, 2024 compared to the prior year period and a $5.0 million increase in payments for principal on long-term debt and finance leases.

Share Repurchase Program
On October 18, 2023, our Board of Directors approved an expanded share repurchase program under which we are authorized to repurchase up to $250.0 million of our outstanding common stock (such plan, the “2023 Repurchase Plan”). See Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the 2023 Repurchase Plan.
We repurchased approximately 1.1 million shares of our common stock for $98.5 million pursuant to the 2023 Repurchase Plan during the six months ended October 31, 2024, plus $0.8 million of excise taxes. As of October 31, 2024, we had $102.0 million of remaining purchase authorization under the 2023 Repurchase Plan.
On December 2, 2024, the Company’s Board of Directors approved a renewal of the share repurchase program authorizing the Company to repurchase up to $250 million of its outstanding common stock (such new repurchase program, the “2024 Repurchase Plan”). The 2024 Repurchase Plan replaces the Company’s previous share repurchase authorization of $250 million under the 2023 Repurchase Plan, which commenced in October 2023 and had $94.6 million of authorization remaining as of November 30, 2024. See Note 15 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the 2024 Repurchase Plan.
Debt Covenants
The ABL Facility, the Term Loan Facility and the indenture governing the senior unsecured notes due May 2029 (the “Senior Notes”) contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the ABL Facility, the Term Loan Facility and the indenture governing the Senior Notes. We were in compliance with all such covenants as of October 31, 2024.
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

Critical Accounting Estimates

During the three months ended October 31, 2024, there were no material changes to our critical accounting estimates or our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024.

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

The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
	(in thousands)
Net income	$53,536	$80,957	$110,784	$167,787
Interest expense	23,697	18,742	45,910	37,656
Write-off of debt discount and deferred financing fees	—	—	—	1,401
Interest income	(193)	(292)	(563)	(766)
Provision for income taxes	18,890	27,205	39,836	53,939
Depreciation expense	20,529	16,963	39,757	33,290
Amortization expense	21,549	15,974	40,353	31,665
Stock appreciation rights(a)	397	401	640	1,619
Redeemable noncontrolling interests and deferred compensation(b)	693	184	1,115	664
Equity-based compensation(c)	4,925	5,111	8,603	8,415
Severance and other permitted costs(d)	6,460	882	7,416	1,288
Transaction costs (acquisitions and other)(e)	1,193	1,223	2,473	2,608
(Gain) loss on disposal of assets(f)	(351)	(310)	507	(441)
Effects of fair value adjustments to inventory(g)	106	140	481	442
Change in fair value of contingent consideration(h)	793	—	793	—
Debt transaction fees(i)	—	378	—	1,289
Adjusted EBITDA	$152,224	$167,558	$298,105	$340,856

Net sales	$1,470,776	$1,420,930	$2,919,232	$2,830,530
Adjusted EBITDA Margin	10.3%	11.8%	10.2%	12.0%
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
(h)Represents the change in fair value of contingent consideration arrangements.
(i)Represents costs paid to third-party advisors related to debt refinancing activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposure to market risks from those reported in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of October 31, 2024, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
Item 1. Legal Proceedings
From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that in management’s opinion would be expected, either individually or in the aggregate, to have a material adverse effect on our business or financial condition. For additional information, see Note 12 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The number of shares repurchased and the average price paid per share for each month in the three months ended October 31, 2024 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
				(in thousands)
August 1 through August 31	132,736	$90.01	132,736	$142,351
September 1 through September 30	284,326	85.68	284,326	117,992
October 1 through October 31	176,106	90.88	176,106	101,988
Total	593,168		593,168
___________________________________
(1)Share repurchases in excess of issuances are subject to a 1% excise tax. All dollar amounts presented above exclude such excise taxes.
(2)On October 18, 2023, our Board of Directors approved the 2023 Repurchase Plan. See Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended October 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

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

GMS INC.

Date: December 5, 2024	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)