Form 10-Q
period 2025-01-31
GMS Inc.
filed 2025-03-06
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 38,389,078 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of February 28, 2025.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•general business, financial market and economic conditions, including inflation and deflation, changes in interest rates, increased labor costs, geopolitical conflicts, an economic downturn or recession and capital market volatility;
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
•product shortages, other disruptions in our supply chain or distribution network and potential loss of relationships with key suppliers, including increased shipping costs and delays and heightened risks relating to sourcing products from international suppliers, including risks relating to new or increased tariffs;
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
•a disruption in our IT systems and costs necessary to maintain and update our IT systems; and
•the imposition of new tariffs and other trade barriers, or increases in existing tariffs, including in connection with the new U.S. presidential administration, and the effect of any retaliatory trade measures.

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

PART I – Financial Information
Item 1. Financial Statements
GMS Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	January 31, 2025	April 30, 2024
Assets
Current assets:
Cash and cash equivalents	$59,029	$166,148
Trade accounts and notes receivable, net of allowances of $15,046 and $16,930, respectively	783,116	849,993
Inventories, net	599,284	580,830
Prepaid expenses and other current assets	50,104	42,352
Total current assets	1,491,533	1,639,323
Property and equipment, net of accumulated depreciation of $348,669 and $309,850, respectively	515,452	472,257
Operating lease right-of-use assets	318,240	251,207
Goodwill	870,027	853,767
Intangible assets, net	548,443	502,688
Deferred income taxes	27,621	21,890
Other assets	21,720	18,708
Total assets	$3,793,036	$3,759,840
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$330,125	$420,237
Accrued compensation and employee benefits	96,430	125,610
Other accrued expenses and current liabilities	109,580	111,204
Current portion of long-term debt	57,104	50,849
Current portion of operating lease liabilities	54,968	49,150
Total current liabilities	648,207	757,050
Non-current liabilities:
Long-term debt	1,352,873	1,229,726
Long-term operating lease liabilities	270,732	204,865
Deferred income taxes, net	76,961	62,698
Other liabilities	50,655	44,980
Total liabilities	2,399,428	2,299,319
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 38,487 and 39,754 shares issued and outstanding as of January 31, 2025 and April 30, 2024, respectively	385	397
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of January 31, 2025 and April 30, 2024	—	—
Additional paid-in capital	211,814	334,596
Retained earnings	1,246,422	1,157,047
Accumulated other comprehensive loss	(65,013)	(31,519)
Total stockholders’ equity	1,393,608	1,460,521
Total liabilities and stockholders’ equity	$3,793,036	$3,759,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
Net sales	$1,260,710	$1,258,348	$4,179,942	$4,088,878
Cost of sales (exclusive of depreciation and amortization shown separately below)	867,620	843,628	2,874,162	2,764,975
Gross profit	393,090	414,720	1,305,780	1,323,903
Operating expenses (income):
Selling, general and administrative	310,815	295,691	950,192	883,381
Depreciation and amortization	42,430	32,804	122,540	97,759
Impairment of goodwill	42,454	—	42,454	—
Gain on sale of business	(7,393)	—	(7,393)	—
Total operating expenses	388,306	328,495	1,107,793	981,140
Operating income	4,784	86,225	197,987	342,763
Other (expense) income:
Interest expense	(23,069)	(18,784)	(68,979)	(56,440)
Write-off of debt discount and deferred financing fees	—	—	—	(1,401)
Other income, net	1,053	1,932	4,380	6,177
Total other expense, net	(22,016)	(16,852)	(64,599)	(51,664)
Income (loss) before taxes	(17,232)	69,373	133,388	291,099
Provision for income taxes	4,177	17,468	44,013	71,407
Net income (loss)	$(21,409)	$51,905	$89,375	$219,692
Weighted average common shares outstanding:
Basic	38,708	39,864	39,125	40,360
Diluted	38,708	40,512	39,727	41,026
Net income (loss) per common share:
Basic	$(0.55)	$1.30	$2.28	$5.44
Diluted	$(0.55)	$1.28	$2.25	$5.35
Comprehensive income (loss)
Net income (loss)	$(21,409)	$51,905	$89,375	$219,692
Foreign currency translation adjustments	(22,109)	14,404	(28,848)	4,638
Changes in other comprehensive income (loss), net of tax	707	(7,044)	(4,646)	2,559
Comprehensive income (loss)	$(42,811)	$59,265	$55,881	$226,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 30, 2024	39,754	$397	$334,596	$1,157,047	$(31,519)	$1,460,521
Net income	—	—	—	57,248	—	57,248
Foreign currency translation adjustments	—	—	—	—	(2,950)	(2,950)
Other comprehensive loss, net of tax	—	—	—	—	(5,347)	(5,347)
Repurchase and retirement of common stock	(538)	(5)	(46,604)	—	—	(46,609)
Equity-based compensation	—	—	3,678	—	—	3,678
Exercise of stock options	22	—	555	—	—	555
Issuance of common stock pursuant to employee stock purchase plan	44	1	3,206	—	—	3,207
Balances as of July 31, 2024	39,282	393	295,431	1,214,295	(39,816)	1,470,303
Net income	—	—	—	53,536	—	53,536
Foreign currency translation adjustments	—	—	—	—	(3,789)	(3,789)
Other comprehensive loss, net of tax	—	—	—	—	(6)	(6)
Repurchase and retirement of common stock	(593)	(6)	(52,633)	—	—	(52,639)
Equity-based compensation	—	—	4,925	—	—	4,925
Exercise of stock options	63	1	1,904	—	—	1,905
Vesting of restricted stock units	118	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(4,928)	—	—	(4,928)
Balances as of October 31, 2024	38,870	389	244,698	1,267,831	(43,611)	1,469,307
Net loss	—	—	—	(21,409)	—	(21,409)
Foreign currency translation adjustments	—	—	—	—	(22,109)	(22,109)
Other comprehensive income, net of tax	—	—	—	—	707	707
Repurchase and retirement of common stock	(445)	(4)	(39,650)	—	—	(39,654)
Equity-based compensation	—	—	3,422	—	—	3,422
Exercise of stock options	21	—	658	—	—	658
Vesting of restricted stock units	2	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(74)	—	—	(74)
Issuance of common stock pursuant to employee stock purchase plan	39	—	2,760	—	—	2,760
Balances as of January 31, 2025	38,487	$385	$211,814	$1,246,422	$(65,013)	$1,393,608

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

GMS Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net income	$89,375	$219,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,540	97,759
Impairment of goodwill	42,454	—
Write-off and amortization of debt discount and debt issuance costs	1,342	3,374
Equity-based compensation	14,505	16,507
Gain on sale of business and disposal of assets, net	(4,826)	(663)
Deferred income taxes	(6,862)	(6,410)
Other items, net	6,013	3,876
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	100,815	2,691
Inventories	(13,623)	7
Prepaid expenses and other assets	(16,024)	(19,184)
Accounts payable	(101,678)	(56,803)
Accrued compensation and employee benefits	(28,874)	(21,505)
Other accrued expenses and liabilities	(18,351)	(10,315)
Cash provided by operating activities	186,806	229,026
Cash flows from investing activities:
Purchases of property and equipment	(34,093)	(39,728)
Proceeds from sale of business and sale of assets	15,888	1,948
Acquisition of businesses, net of cash acquired	(204,333)	(55,402)
Other investing activities	(5,200)	—
Cash used in investing activities	(227,738)	(93,182)
Cash flows from financing activities:
Repayments on revolving credit facility	(1,265,165)	(525,009)
Borrowings from revolving credit facility	1,371,909	443,973
Payments of principal on long-term debt	(3,741)	(1,250)
Borrowings from term loan amendment	—	288,266
Repayments from term loan amendment	—	(287,769)
Payments of principal on finance lease obligations	(34,114)	(30,381)
Repurchases of common stock	(138,902)	(100,292)
Payment for debt issuance costs	—	(5,825)
Proceeds from exercises of stock options	3,118	5,053
Payments for taxes related to net share settlement of equity awards	(5,002)	(4,023)
Proceeds from issuance of stock pursuant to employee stock purchase plan	5,967	4,586
Cash used in financing activities	(65,930)	(212,671)
Effect of exchange rates on cash and cash equivalents	(257)	423
Decrease in cash and cash equivalents	(107,119)	(76,404)
Cash and cash equivalents, beginning of period	166,148	164,745
Cash and cash equivalents, end of period	$59,029	$88,341
Supplemental cash flow disclosures:
Cash paid for income taxes	$58,295	$93,661
Cash paid for interest	72,490	57,300
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
Investments
The Company accounts for investments in equity securities where it does not have significant influence over the investee using the cost method. The carrying amount of investments in equity securities was $5.2 million as of January 31, 2025 and is included in other assets in the Condensed Consolidated Balance Sheet.
Insurance Liabilities
The following table presents the Company’s aggregate liabilities for medical self-insurance, general liability, automobile and workers’ compensation and any expected recoveries. Liabilities for medical self-insurance are included in other accrued expenses and current liabilities. Reserves for general liability, automobile and workers’ compensation are included in other accrued expenses and current liabilities and other liabilities in the Condensed Consolidated Balance Sheets. Expected recoveries for insurance liabilities are included in prepaid expenses and other current assets and other assets in the Condensed Consolidated Balance Sheets.

	January 31, 2025	April 30, 2024
	(in thousands)
Medical self‑insurance	$5,413	$6,067
General liability, automobile and workers’ compensation	29,338	22,731
Expected recoveries for insurance liabilities	(4,991)	(3,746)

Restructuring
During the second quarter of fiscal 2025, the Company implemented a reduction in work force as part of a strategic cost reduction plan to improve operational efficiency. The Company recorded $6.2 million of restructuring costs in connection with the reduction in workforce and certain other restructuring activities, consisting primarily of severance and other employee costs. As of January 31, 2025, all such costs related to the reduction in workforce were paid. Restructuring costs are classified within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Sale of Business

On January 31, 2025, the Company sold its Michigan-based installed insulation contracting business, which was a part of the Company’s geographic divisions segment. The Company received $12.5 million of cash and recognized a $7.4 million pre-tax gain on the sale. The Company may receive up to an additional $1.5 million of cash that was held back by the buyer to secure certain of the Company’s indemnification obligations subject to and in accordance with the terms of the purchase agreement, which amount, if any, will be payable 15 months after the transaction date. The gain is included within operating income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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
Recently Issued Accounting Pronouncements
Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker (“CODM”). The new guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The new guidance will apply retrospectively to all periods presented. Since this new guidance addresses only disclosures, the Company does not expect the adoption to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating the new disclosures that may be required upon adoption.
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
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued new guidance requiring additional disclosures of specified information about certain costs and expenses. The new guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and is to be applied prospectively with the option to adopt retrospectively. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
2. Business Combinations
The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing certain acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Consolidated Statements of Operations and Comprehensive Income (Loss). The results of operations of acquisitions are reflected in the Company’s Consolidated Financial Statements from the date of acquisition.
On May 1, 2024, the Company acquired Howard & Sons Building Materials, Inc., a distributor of wallboard, steel framing and complementary products from a single location in Pomona, California.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On July 2, 2024, the Company acquired Yvon Building Supply, Inc., Yvon Insulation Corporation, Yvon Insulation Windsor, Laminated Glass Technologies, Inc. and Right Fit Foam Insulation Ltd. (collectively, “Yvon”). Yvon provides drywall, insulation, steel, ceilings and other complementary products and related services, including installed insulation. Yvon operates through seven locations across Greater Toronto and Ontario, Canada. The Company funded this transaction with cash on hand and borrowings under its asset based revolving credit facility (the “ABL Facility”). The Company also entered into contingent consideration arrangements, based on purchase volumes of certain customers, that are payable in cash to the sellers over five years, ranging from zero dollars to a maximum amount of $33.5 million as of the acquisition date ($46.0 million Canadian dollars).
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
The primary purpose of these transactions was to expand the geographical coverage of the Company and grow the business. The Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended January 31, 2025 included $114.3 million of net sales and $0.1 million of net loss from acquisitions made in fiscal 2025. The Company recorded transaction costs of $3.3 million and $3.4 million during the nine months ended January 31, 2025 and 2024, respectively. Unaudited pro forma financial information is not provided because the impact of these acquisitions was not material to the Company’s Consolidated Financial Statements.
The following table summarizes the preliminary consideration transferred for the Company’s fiscal 2025 acquisitions:

(in thousands)
Cash	$212,356
Contingent consideration	26,648
Fair value of consideration transferred	$239,004
The preliminary estimated fair value of the Yvon contingent consideration payments was determined using a Monte Carlo simulation which accounts for the probabilities of various outcomes. The contingent consideration will be remeasured to fair value each reporting period with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 11, “Fair Value Measurements,” for more information on the changes in fair value of contingent consideration.
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

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes the preliminary acquisition accounting for the Company’s fiscal 2025 acquisitions based on currently available information:

	Preliminary Acquisition Accounting	Adjustments	Preliminary Acquisition Accounting
	(in thousands)
Cash	$8,414	$—	$8,414
Trade accounts and notes receivable	51,721	611	52,332
Inventories	10,731	(185)	10,546
Property and equipment	22,392	—	22,392
Other assets	15,826	161	15,987
Intangible assets	102,563	14,000	116,563
Goodwill	83,217	(16,190)	67,027
Accounts payable and other liabilities	(31,483)	(181)	(31,664)
Deferred income taxes	(21,230)	(1,363)	(22,593)
Fair value of consideration transferred	$242,151	$(3,147)	$239,004

Goodwill recognized for acquisitions is attributable to synergies achieved through the streamlining of acquired company operations combined with improved margins attainable through increased market presence. The goodwill is assigned to the Company’s geographic divisions reportable segment. Goodwill of $35.7 million is not expected to be deductible for income tax purposes and goodwill of $31.3 million is expected to be deductible for income tax purposes.

The following table summarizes the preliminary components of intangible assets acquired in connection with the Company’s fiscal 2025 acquisitions (dollars in thousands):

	Fair Value	Weighted Average Amortization Period (Years)
Customer relationships	$101,440	11.6
Trade names	13,276	15.0
Other	1,847	5.0
Total intangible assets	$116,563	11.9
Trade accounts and notes receivable had an estimated fair value of $52.3 million and a gross contractual value of $52.5 million. The difference represents the Company’s best estimate of the contractual cash flows that will not be collected.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	January 31, 2025	April 30, 2024
	(in thousands)
Trade receivables	$654,257	$745,956
Other receivables	143,905	120,967
Allowance for expected credit losses	(9,252)	(10,228)
Other allowances	(5,794)	(6,702)
Trade accounts and notes receivable	$783,116	$849,993
The following table presents the change in the allowance for expected credit losses during the nine months ended January 31, 2025:

(in thousands)
Balance as of April 30, 2024	$10,228
Provision	1,548
Write-offs and other	(2,524)
Balance as of January 31, 2025	$9,252

Receivables from contracts with customers, net of allowances, were $639.2 million and $729.0 million as of January 31, 2025 and April 30, 2024, respectively. The Company did not have material amounts of contract assets or liabilities as of January 31, 2025 or April 30, 2024.

4. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2024	$917,689	$(63,922)	$853,767
Goodwill recognized from acquisitions	67,027	—	67,027
Impairment of goodwill	—	(42,454)	(42,454)
Goodwill written off related to sale of business	(1,744)	—	(1,744)
Acquisition accounting adjustments from prior period	2,486	—	2,486
Translation adjustment	(11,523)	2,468	(9,055)
Balance as of January 31, 2025	$973,935	$(103,908)	$870,027
As of January 31, 2025, $804.7 million of goodwill was assigned to the Company’s geographic divisions reportable segment and $65.3 million was assigned to the Company’s other segment. During the nine months ended January 31, 2025, the Company recorded measurement period adjustments related to its acquisition of Kamco Supply Corporation and affiliates.
During the three months ended January 31, 2025, the Company recognized a $42.5 million non-cash impairment charge to write off a portion of the goodwill assigned to its Ames reporting unit in conjunction with an interim goodwill impairment test. This charge is included in impairment of goodwill in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended January 31, 2025. After analysis of a number of factors, including budgeted-to-actual performance, a downward revision to forecasted future cash flows and the prior year excess of fair value over carrying value, the Company determined it was appropriate to perform an interim goodwill impairment test as of January 31, 2025. The primary factor contributing to the impairment was a decrease in the reporting unit’s forecasted future cash flows, primarily due to softness in the markets the reporting unit operates in stemming from high interest rates and other

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

economic factors as well as delay in the projected timing of a recovery. Also contributing was an increase in the discount rate and a decrease in market multiples. The impairment charge was equal to the excess of the reporting unit’s carrying value over its fair value. As of January 31, 2025, the Company had $65.3 million of remaining goodwill assigned to its Ames reporting unit.
The Company estimated the fair value of its Ames reporting unit based on a weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the Company calculated the fair value of the reporting unit based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method include internal forecasts and projections developed by management for planning purposes, available industry/market data, discount rates and the growth rate to calculate the terminal value. Under the market approach, fair value is estimated using the guideline company method. The Company selects guideline companies in the industry in which each reporting unit operates. The Company primarily uses EBITDA multiples based on the multiples of the selected guideline companies.
The Company also performed a quantitative assessment of the Ames reporting unit indefinite-lived intangible asset and performed a recoverability test of the Ames reporting unit definite-lived intangible assets, both of which did not indicate an impairment.
Intangible Assets

The following tables present the components of the Company’s intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	January 31, 2025
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-15	12.6	$777,649	$(436,249)	$341,400
Definite-lived trade names	5-20	15.4	154,104	(39,441)	114,663
Developed technology	5-10	7.0	8,077	(5,811)	2,266
Other	3-10	5.5	8,023	(2,276)	5,747
Definite-lived intangible assets		13.0	$947,853	$(483,777)	$464,076
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$548,443

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2024
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-15	12.8	$695,411	$(395,117)	$300,294
Definite-lived trade names	5-20	15.4	143,267	(32,613)	110,654
Developed technology	5-10	6.9	8,249	(5,843)	2,406
Other	3-10	5.6	6,142	(1,175)	4,967
Definite-lived intangible assets		13.1	$853,069	$(434,748)	$418,321
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$502,688
Amortization expense related to definite-lived intangible assets was $21.2 million and $15.5 million for the three months ended January 31, 2025 and 2024, respectively, and $61.5 million and $47.2 million during the nine months ended January 31, 2025 and 2024, respectively.

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

Year Ending April 30,	(in thousands)
2025 (remaining three months)	$19,590
2026	74,347
2027	66,526
2028	58,011
2029	50,331
Thereafter	195,271
Total	$464,076
The Company’s indefinite-lived intangible assets as of January 31, 2025 and April 30, 2024 consisted of indefinite-lived trade names.

5. Long-Term Debt

The Company’s long-term debt consisted of the following:

	January 31, 2025	April 30, 2024
	(in thousands)
Term Loan Facility	$493,763	$497,503
Unamortized discount and deferred financing costs on Term Loan Facility	(5,582)	(6,406)
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(2,912)	(3,426)
ABL Facility	372,763	270,000
Finance lease obligations	191,185	168,738
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2029	10,760	4,170
Unamortized discount on installment notes	—	(4)
Carrying value of debt	1,409,977	1,280,575
Less current portion	57,104	50,849
Long-term debt	$1,352,873	$1,229,726
Term Loan Facility
The Company has a senior secured first lien term loan facility (the “Term Loan Facility”) with $493.8 million outstanding as of January 31, 2025. The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, which began January 1, 2024 with the remaining balance due May 12, 2030. As of January 31, 2025, the applicable rate of interest under the Term Loan Facility was 6.61%. Borrowings under the Term Loan Facility bear interest at a floating rate per annum based on the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. The Company has interest rate swap and collar agreements to convert the variable interest rate on a portion of its Term Loan Facility to a fixed rate. For more information, see Note 11, “Fair Value Measurements.”
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
At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based on SOFR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of January 31, 2025, the weighted average interest rate on borrowings was 5.97%.
As of January 31, 2025, the Company had available borrowing capacity of approximately $469.7 million under the ABL Facility. The ABL Facility matures on December 22, 2027. The ABL Facility contains a cross-default provision with the Term Loan Facility.
On May 23, 2024, the Company amended its ABL Facility to replace the Canadian Dollar Offered Rate (CDOR) with the Canadian Overnight Repo Rate Average (CORRA) as the benchmark rate for borrowings under the Canadian revolving credit subfacility.
Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. As of January 31, 2025, the Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes.
The ABL Facility contains certain covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of January 31, 2025.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Debt Maturities
As of January 31, 2025, the maturities of long-term debt were as follows:

	Term Loan Facility	Senior Notes	ABL Facility	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2025 (remaining three months)	$1,248	$—	$—	$12,460	$205	$13,913
2026	4,988	—	—	47,225	3,527	55,740
2027	4,988	—	—	42,820	2,131	49,939
2028	4,988	—	372,763	37,241	2,057	417,049
2029	4,988	—	—	26,963	2,840	34,791
Thereafter	472,563	350,000	—	24,476	—	847,039
	$493,763	$350,000	$372,763	$191,185	$10,760	$1,418,471

6. Leases
The components of lease expense were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$8,867	$7,419	$25,559	$21,297
Interest on lease liabilities	2,961	2,072	8,304	5,826
Operating lease cost	21,422	16,231	61,310	47,980
Variable lease cost	3,217	4,155	12,124	12,594
Total lease cost	$36,467	$29,877	$107,297	$87,697
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended January 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$59,453	$46,835
Operating cash flows from finance leases	8,304	5,826
Financing cash flows from finance leases	34,114	30,381
Right-of-use assets obtained in exchange for lease obligations
Operating leases	96,245	39,865
Finance leases	54,648	55,662

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Other information related to leases was as follows:

	January 31, 2025	April 30, 2024
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$342,107	$289,707
Accumulated depreciation	(97,469)	(78,170)
Property and equipment, net	$244,638	$211,537
Weighted-average remaining lease term (years)
Operating leases	7.0	6.9
Finance leases	4.4	4.0
Weighted-average discount rate
Operating leases	6.7%	6.3%
Finance leases	6.0%	5.7%
Future minimum lease payments under non-cancellable leases as of January 31, 2025 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2025 (remaining three months)	$15,112	$15,987
2026	56,456	76,439
2027	49,493	65,427
2028	41,496	55,464
2029	29,162	47,797
Thereafter	25,395	156,889
Total lease payments	217,114	418,003
Less imputed interest	25,929	92,303
Total	$191,185	$325,700

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 33.0% and 24.5% for the nine months ended January 31, 2025 and 2024, respectively. The difference in the effective income tax rate over the U.S. federal statutory rate of 21.0% for the nine months ended January 31, 2025 and 2024 was primarily due to the impact of the impairment of goodwill which was non-deductible for income tax purposes, foreign taxes, state taxes and equity compensation.
Valuation allowance. The Company had a valuation allowance of $12.2 million and $12.5 million against its deferred tax assets as of January 31, 2025 and April 30, 2024, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.
Uncertain tax positions. The Company had no uncertain tax positions as of January 31, 2025 or April 30, 2024.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. Stockholders’ Equity
Share Repurchases
On December 2, 2024, the Company’s Board of Directors approved a renewal of the share repurchase program authorizing the Company to repurchase up to $250.0 million of its outstanding common stock (such new repurchase program, the “2024 Repurchase Plan”). The 2024 Repurchase Plan replaces the Company’s previous share repurchase authorization. The Company may conduct repurchases under the 2024 Repurchase Plan through a variety of methods, which may include open market transactions, block trades, accelerated share repurchases, under trading plans in accordance with SEC Rule 10b5-1, in privately negotiated transactions or in any combination of such methods, in each case in compliance with Rule 10b-18 under the Exchange Act. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, stock price, our debt covenants and the availability of alternative investment opportunities. The 2024 Repurchase Program does not obligate the Company to acquire any amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. As of January 31, 2025, the Company had $218.4 million of remaining repurchase authorization under the 2024 Repurchase Plan.
Share repurchases in excess of issuances are subject to a 1% excise tax. The Company includes the applicable excise tax as part of the cost basis of the shares acquired and records the taxes as a liability in accrued expenses and other liabilities in the Consolidated Balance Sheet.
Shares repurchased pursuant to the Company’s share repurchase program are retired. The Company’s accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and charge any excess of cost over par value to additional paid-in capital. The following table presents share repurchase activity for the nine months ended January 31, 2025:

	Nine Months Ended January 31,
	2025	2024
	(in thousands)
Amount repurchased pursuant to repurchase program	$137,789	$99,609
Excise tax on repurchases	1,113	683
Repurchases of common stock	$138,902	$100,292

Number of shares repurchased	1,576	1,528
Accumulated Other Comprehensive Loss
The following table sets forth the changes to accumulated other comprehensive loss, net of tax, by component for the nine months ended January 31, 2025:

	Foreign Currency Translation	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2024	$(40,000)	$8,481	$(31,519)
Other comprehensive loss before reclassification	(15,851)	(2,743)	(18,594)
Losses on intra-entity transactions that are of a long-term investment nature	(12,997)	—	(12,997)
Reclassification to earnings from accumulated other comprehensive loss	—	(1,903)	(1,903)
Balance as of January 31, 2025	$(68,848)	$3,835	$(65,013)
Other comprehensive loss before reclassification on derivative instruments for the nine months ended January 31, 2025 is net of $0.9 million of tax. Reclassification to earnings from accumulated other comprehensive loss for the nine months ended January 31, 2025 is net of tax of $0.6 million. Losses on intra-entity transactions that are of a long-term investment nature for the nine months ended January 31, 2025 are net of tax of $4.3 million.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Equity-Based Compensation
General

Equity-based compensation expense related to stock options and restricted stock units was $10.8 million and $11.0 million during the nine months ended January 31, 2025 and 2024, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Stock Option Awards
The following table presents stock option activity for the nine months ended January 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2024	968	$41.79	6.7	$49,086
Options granted	134	92.63
Options exercised	(106)	29.37
Options forfeited	(10)	60.86
Outstanding as of January 31, 2025	986	$49.87	6.6	$35,098
Exercisable as of January 31, 2025	696	$37.87	5.7	$32,324
Vested and Expected to vest as of January 31, 2025	972	$49.37	6.5	$35,011
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price, multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares, net of expected forfeitures. The total intrinsic value of options exercised during the nine months ended January 31, 2025 and 2024 was $6.0 million and $12.4 million, respectively. As of January 31, 2025, there was $6.9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years.
The fair value of stock options granted during the nine months ended January 31, 2025 and 2024 was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting weighted average grant date fair value:

	Nine Months Ended January 31,
	2025	2024
Volatility	37.53%	38.70%
Expected life (years)	6.0	6.0
Risk-free interest rate	3.95%	4.29%
Dividend yield	—%	—%
Grant date fair value	$39.88	$33.33

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Restricted Stock Units
The following table presents restricted stock unit activity for the nine months ended January 31, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2024	314	$60.74
Granted	119	92.63
Vested	(174)	58.34
Forfeited	(10)	74.64
Outstanding as of January 31, 2025	249	$77.08
The fair value of restricted stock units that vested during the nine months ended January 31, 2025 and 2024 was $16.0 million and $13.0 million, respectively. As of January 31, 2025, there was $10.0 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.5 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. The Company recognized $1.2 million and $1.0 million of stock-based compensation expense related to the ESPP during the nine months ended January 31, 2025 and 2024, respectively.
The following table presents the number of shares of the Company’s common stock purchased under the ESPP and average price per share:

	Nine Months Ended January 31,
	2025	2024
	(shares in thousands)
Number of shares purchased under the ESPP	83	89
Average purchase price	$71.33	$51.74

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2024	$36,013	$2,060	$10,259
Amounts redeemed	(4,764)	(785)	(3,935)
Change in fair value	1,331	183	966
Balance as of January 31, 2025	$32,580	$1,458	$7,290

Classified as current as of April 30, 2024	$11,038	$733	$3,666
Classified as long-term as of April 30, 2024	24,975	1,327	6,593

Classified as current as of January 31, 2025	$16,218	$1,458	$7,290
Classified as long-term as of January 31, 2025	16,362	—	—
Total expense related to these instruments was $2.5 million and $4.5 million during the nine months ended January 31, 2025 and 2024, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and current liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. See Note 13, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests,” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024 for more information regarding stock appreciation rights, deferred compensation and redeemable noncontrolling interests.
11. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis:

	January 31, 2025	April 30, 2024
	(in thousands)
Assets:
Interest rate swaps and collars (Level 2)	$5,108	$11,260

Liabilities:
Contingent consideration (Level 3)	$26,316	$—
Interest rate swaps and collars. The Company has (a) interest rate swap agreements for two years with notional amounts totaling $300.0 million to convert the variable interest rate on a portion of the term loans outstanding to a fixed 1-month SOFR interest rate of 3.899%, and (b) forward interest rate collars with notional amounts totaling $300.0 million for years 2025 through 2029. The objective of such hedging instruments is to reduce the variability of interest payment cash flows associated with the variable interest rates under the Term Loan Facility and otherwise hedge exposure to future interest rate fluctuations. The Company believes there have been no material changes in the creditworthiness of the counterparties to these interest rate swaps and believes the risk of nonperformance by each party is minimal. The Company designated the interest rate swaps and collars as cash flow hedges.
As of January 31, 2025, $0.4 million of the interest rate swap and collar assets were classified in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and $4.7 million were classified in other assets. The

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Company recognized gains of $0.5 million and $0.8 million during the three months ended January 31, 2025 and 2024, respectively, related to its interest rate swaps. The Company recognized gains of $2.5 million and $2.1 million during the nine months ended January 31, 2025 and 2024, respectively, related to its interest rate swaps. These amounts are included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows. As of January 31, 2025, the Company expects that approximately $0.4 million of pre-tax earnings will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Contingent consideration. As discussed in Note 2, “Business Combinations,” the Company entered into contingent consideration arrangements in connection with its acquisition of Yvon in which the Company will make additional payments to the sellers ranging from zero dollars to a maximum amount of $33.5 million ($46.0 million Canadian dollars) based on the purchase volumes of certain customers. The fair value of contingent consideration is determined using a Monte Carlo simulation which uses Level 3 unobservable inputs. The significant unobservable inputs used to calculate the fair value of the contingent consideration include estimated future cash flows, discount rates, and volatility of forecasted revenue. Actual results may differ from the projected results and could have a significant impact on the estimated fair value of the contingent consideration. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Changes in fair value are recorded in other income in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents the changes in the fair value of the Company’s Level 3 liabilities during the nine months ended January 31, 2025:

Contingent Consideration
(in thousands)
Balance as of April 30, 2024	$—
Additions	26,348
Change in fair value	1,414
Translation adjustment	(1,446)
Balance as of January 31, 2025	$26,316
The contingent consideration is classified in the Condensed Consolidated Balance Sheet based on expected payment dates. As of January 31, 2025, $5.3 million of the contingent consideration liability was classified within other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheet and $21.0 million was classified within other liabilities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations, long-lived asset impairments and goodwill impairment. For more information on business combinations, see Note 2, “Business Combinations.” For more information on the goodwill impairment, see Note 4, “Goodwill and Intangible Assets.” During the nine months ended January 31, 2025, the Company recorded $3.4 million for impairment of operating lease ROU assets. There were no other material long-lived asset impairments during the nine months ended January 31, 2025 or 2024.

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

	January 31, 2025		April 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$333,813	$350,000	$323,330

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

13. Segments
There have been no changes to the Company’s reportable segments during the nine months ended January 31, 2025. For more information regarding the Company’s reportable segments, see Note 16, “Segments,” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024.
Segment Results
The following tables present segment results:

	Three Months Ended January 31, 2025
	Net Sales	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,233,944	$39,060	$89,419
Other	26,766	3,298	3,622
Corporate	—	72	—
	$1,260,710	$42,430	$93,041

	Three Months Ended January 31, 2024
	Net Sales	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$1,224,907	$29,179	$124,911
Other	33,441	3,544	3,109
Corporate	—	81	—
	$1,258,348	$32,804	$128,020

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

	Nine Months Ended January 31, 2025
	Net Sales	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$4,092,243	$112,229	$379,168
Other	87,699	10,085	11,978
Corporate	—	226	—
	$4,179,942	$122,540	$391,146

	Nine Months Ended January 31, 2024
	Net Sales	Depreciation and Amortization	Adjusted EBITDA
	(in thousands)
Geographic divisions	$3,992,941	$86,289	$454,503
Other	95,937	11,217	14,373
Corporate	—	253	—
	$4,088,878	$97,759	$468,876

The following table presents a reconciliation of Adjusted EBITDA to net income:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Net income (loss)	$(21,409)	$51,905	$89,375	$219,692
Interest expense	23,069	18,784	68,979	56,440
Write-off of debt discount and deferred financing fees	—	—	—	1,401
Interest income	(189)	(378)	(752)	(1,144)
Provision for income taxes	4,177	17,468	44,013	71,407
Depreciation expense	21,271	17,276	61,028	50,566
Amortization expense	21,159	15,528	61,512	47,193
Impairment of goodwill	42,454	—	42,454	—
Stock appreciation rights(a)	691	1,789	1,331	3,408
Redeemable noncontrolling interests and deferred compensation(b)	34	461	1,149	1,125
Equity-based compensation(c)	3,422	3,559	12,025	11,974
Severance and other permitted costs(d)	2,282	1,033	9,698	2,321
Transaction costs (acquisitions and other)(e)	789	765	3,262	3,373
Gain on disposal of assets(f)	(5,333)	(222)	(4,826)	(663)
Effects of fair value adjustments to inventory(g)	3	8	484	450
Change in fair value of contingent consideration(h)	621	—	1,414	—
Debt transaction costs(i)	—	44	—	1,333
Adjusted EBITDA(j)	$93,041	$128,020	$391,146	$468,876
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
(f)Includes gains from the sale of assets and the sale of the Company’s Michigan-based installed insulation contracting business, net of losses and impairments.
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

Revenues by Product
The following table presents the Company’s net sales to external customers by main product lines:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Wallboard	$501,703	$520,686	$1,671,751	$1,677,285
Complementary products	398,647	378,555	1,308,988	1,233,084
Steel framing	179,682	203,363	606,928	672,231
Ceilings	180,678	155,744	592,275	506,278
Total net sales	$1,260,710	$1,258,348	$4,179,942	$4,088,878

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents additional detail on the Company’s net sales of complementary products:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Tools and fasteners	$80,326	$85,164	$261,238	$255,204
Insulation	92,045	78,552	277,930	239,007
Joint treatment	65,454	61,219	216,971	193,915
Lumber	36,169	31,134	121,487	113,645
EIFS/stucco	47,165	38,349	153,781	132,053
Other	77,488	84,137	277,581	299,260
Complementary products	$398,647	$378,555	$1,308,988	$1,233,084
Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
United States	$1,081,371	$1,107,244	$3,594,427	$3,564,530
Canada	179,339	151,104	585,515	524,348
Total net sales	$1,260,710	$1,258,348	$4,179,942	$4,088,878
The following table presents the Company’s property and equipment, net, by major geographic area:

	January 31, 2025	April 30, 2024
	(in thousands)
United States	$455,447	$425,429
Canada	60,005	46,828
Total property and equipment, net	$515,452	$472,257

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
	(in thousands, except per share data)
Net income (loss)	$(21,409)	$51,905	$89,375	$219,692
Basic earnings (loss) per common share:
Basic weighted average common shares outstanding	38,708	39,864	39,125	40,360
Basic earnings (loss) per common share	$(0.55)	$1.30	$2.28	$5.44
Diluted earnings (loss) per common share:
Basic weighted average common shares outstanding	38,708	39,864	39,125	40,360
Add: Common Stock Equivalents	—	648	602	666
Diluted weighted average common shares outstanding	38,708	40,512	39,727	41,026
Diluted earnings (loss) per common share	$(0.55)	$1.28	$2.25	$5.35
For the three months ended January 31, 2025, 0.5 million Common Stock Equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. During the nine months ended January 31, 2025 and the three and nine months ended and January 31, 2024, the number of Common Stock Equivalents excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive was not material. Anti-dilutive securities could be dilutive in future periods.

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
Commercial
Demand for commercial projects in most of the sectors GMS serves was solid through the end of fiscal 2024, as driven by stimulus and technology related spending and post-COVID population shifts. However, after two years of U.S. commercial wallboard volume growth through the end of fiscal 2024, demand for wallboard in this end market declined year-over-year during the first half of fiscal 2025 and deteriorated further during the last half of the third quarter of fiscal 2025. This is reflective of an uncertain economic climate and a challenging financing environment for commercial projects. Unfavorable winter weather conditions also negatively impacted demand during the third quarter of fiscal 2025. While a number of projects have been delayed or cancelled for now, construction to support certain commercial applications, including medical and governmental projects, particularly those associated with reshoring activities and those driven by governmental programs, such as development associated with the CHIPS Act of 2022, continue. Larger, privately-funded “mega” projects and data center construction demand are also favorable in this environment. Looking forward, financing availability and cost, coupled with labor constraints, other inflationary pressures and general policy-related economic uncertainty, appear to be headwinds until these conditions improve.
As with residential contractors, both we and our commercial contractor customers face inflationary pressures for labor, certain building products and other miscellaneous expenses.
Residential – Single-Family

Single-family starts began to pull back in the summer of 2022 amid rising interest rates coupled with broader macroeconomic and other affordability concerns. As a result, a slowdown in demand for single-family construction products followed, and we began to see its impacts in our results during the latter half of fiscal 2023 for most of our geographic regions. These lasted through much of fiscal 2024. After mortgage rates peaked in October 2023, they moderated slightly and sentiment from many of our homebuilder customers improved as the market favorably adjusted to the current rates, particularly with the support of incentives from larger homebuilders. In the fourth quarter of fiscal 2024, year-over-year wallboard volume growth for single-family housing units turned positive for the first time since the fall of 2022 and was again positive in the first half of fiscal 2025. Since that time, however, affordability challenges, driven in part by high mortgage rates, coupled with widespread uncertainty, heightened by questions around the scope and scale of potential tariffs and other policy decisions, have curtailed demand for this end market. As a result of these issues, while we continue to believe that solid underlying demand fundamentals remain, punctuated by a marked structural undersupply of both new and existing homes, we expect single-family housing starts to remain muted in the near term.

Residential – Multi-Family
Given the structural need for additional residential housing units, coupled with affordability concerns for prospective homebuyers and a lack of existing homes for sale, multi-family construction activity was robust throughout calendar 2023 and into the fourth quarter of fiscal 2024. However, given the significant decline in starts over the last year, this end market peaked for the short term and demand for our products declined year-over-year during the first three quarters of fiscal 2025 as most geographies have completed the bulk of their remaining projects.
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

Highlights

    Key highlights in our business during the nine months ended January 31, 2025 are described below:

•Generated net sales of $4,179.9 million during the nine months ended January 31, 2025, a 2.2% increase from the prior year period, primarily due to contributions from recent acquisitions and resilient pricing in wallboard, ceilings and certain complementary products. These factors helped to offset softening market conditions, a challenging pricing environment in steel framing and unfavorable weather conditions.

•Generated net income of $89.4 million during the nine months ended January 31, 2025, a 59.3% decrease compared to the prior year, primarily due to a $42.5 million impairment of goodwill, as further discussed below; increased selling, general and administrative expenses, driven by incremental expense from recent acquisitions and operating cost inflation, partially offset by costs savings from our initial cost reduction initiatives and reduced activity from changes in demand; and a decrease in gross margin, primarily due to weakening demand, negative price and cost dynamics in wallboard and steel framing, and lower rebates as compared with a year ago due to reduced volumes. Net income as a percentage of sales was 2.1% and 5.4% during the nine months ended January 31, 2025 and 2024, respectively.

•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $391.1 million during the nine months ended January 31, 2025, a 16.6% decrease compared to the prior year. Adjusted EBITDA, as a percentage of net sales, decreased to 9.4% for the nine months ended January 31, 2025 compared to 11.5% for the nine months ended January 31, 2024, primarily due to gross margin contraction and the increased selling, general and administrative expenses discussed above.

•Completed three acquisitions and opened three greenfield locations, as further described below.

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
Greenfields
During the nine months ended January 31, 2025, the Company opened new greenfield locations in Summerville, South Carolina; Middleton, Massachusetts and Clackamas, Oregon.
Cost Reduction Initiatives

During the second quarter of fiscal 2025, the Company implemented a strategic cost reduction plan to improve operational efficiency, including a reduction in workforce. The Company recorded $6.2 million of onetime costs during the second quarter of fiscal 2025. The cost reduction plan is expected to result in $25 million to $30 million of annualized cost savings. Subsequent to the third quarter of fiscal 2025, the Company took additional actions to further improve operational efficiency and implemented an additional $20 million in annualized cost reductions, bringing the total annualized run rate of reductions taken to $50 million since the start of the fiscal year. The initiatives also included the closure of four distribution centers.
Sale of Business

On January 31, 2025, the Company sold its Michigan-based installed insulation contracting business, which was a part of the Company’s geographic divisions segment. The Company received $12.5 million of cash and recognized a $7.4 million pre-tax gain on the sale. The Company may receive up to an additional $1.5 million of cash that was held back by the buyer to secure certain of the Company’s indemnification obligations subject to and in accordance with the terms of the purchase agreement, which amount, if any, will be payable 15 months after the transaction date. The gain is included within operating income.

Results of Operations
The following table summarizes key components of our results of operations for the three and nine months ended January 31, 2025 and 2024:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
	(dollars in thousands)
Statement of operations data:
Net sales	$1,260,710	$1,258,348	$4,179,942	$4,088,878
Cost of sales (exclusive of depreciation and amortization shown separately below)	867,620	843,628	2,874,162	2,764,975
Gross profit	393,090	414,720	1,305,780	1,323,903
Operating expenses (income):
Selling, general and administrative expenses	310,815	295,691	950,192	883,381
Depreciation and amortization	42,430	32,804	122,540	97,759
Impairment of goodwill	42,454	—	42,454	—
Gain on sale of business	(7,393)	—	(7,393)	—
Total operating expenses	388,306	328,495	1,107,793	981,140
Operating income	4,784	86,225	197,987	342,763
Other (expense) income:
Interest expense	(23,069)	(18,784)	(68,979)	(56,440)
Write-off of debt discount and deferred financing fees	—	—	—	(1,401)
Other income, net	1,053	1,932	4,380	6,177
Total other expense, net	(22,016)	(16,852)	(64,599)	(51,664)
Income (loss) before taxes	(17,232)	69,373	133,388	291,099
Provision for income taxes	4,177	17,468	44,013	71,407
Net income (loss)	$(21,409)	$51,905	$89,375	$219,692
Non-GAAP measures:
Adjusted EBITDA(1)	$93,041	$128,020	$391,146	$468,876
Adjusted EBITDA margin(1)(2)	7.4%	10.2%	9.4%	11.5%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.

(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.
Three Months Ended January 31, 2025 and 2024
Net Sales

	Three Months Ended January 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Wallboard	$501,703	$520,686	$(18,983)	(3.6)%
Complementary products	398,647	378,555	20,092	5.3%
Steel framing	179,682	203,363	(23,681)	(11.6)%
Ceilings	180,678	155,744	24,934	16.0%
Total net sales	$1,260,710	$1,258,348	$2,362	0.2%

The following table presents the impact of changes in volume and pricing on net sales of wallboard, steel framing and ceilings products on a per day basis during the three months ended January 31, 2025 compared to the prior year period:

	Volume	Price/Mix
Wallboard	(4.9)%	1.3%
Steel framing	(5.6)%	(6.0)%
Ceilings	8.2%	7.8%

The increase in net sales during the three months ended January 31, 2025 compared to the prior year period was primarily due to contributions from recent acquisitions and resilient pricing in wallboard, ceilings and certain complementary products. These factors helped to partially offset demand contraction across multi-family, commercial and single-family markets amid broader economic uncertainty, unfavorable winter weather conditions and the negative impact of foreign currency translation. The increase in net sales consisted of the following:
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
•partially offset by a decrease in steel framing sales, which are principally impacted by commercial construction activity, primarily due to a decrease in price/product mix and lower volume; and
•a decrease in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to lower volume, partially offset by an increase in price/product mix.
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended January 31, 2025. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Three Months Ended January 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Net sales	$1,260,710
Recently acquired net sales (1)	(95,777)
Impact of foreign currency (2)	9,063
Base business net sales (3)	$1,173,996	$1,258,348	$(84,352)	(6.7)%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended January 31, 2025, net sales includes sales from the following acquisitions: Kamco Supply Corporation and affiliates acquired on March 1, 2024; Howard & Sons acquired on May 1, 2024; Yvon acquired on July 2, 2024; and R.S. Elliott acquired on August 26, 2024.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The decrease in organic net sales was primarily driven by demand contraction across multi-family, commercial and single-family markets and unfavorable weather conditions. These decreases were partially offset by resilient pricing in wallboard, ceilings and certain complementary products.

Gross Profit and Gross Margin

	Three Months Ended January 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Gross profit	$393,090	$414,720	$(21,630)	(5.2)%
Gross margin	31.2%	33.0%
The decrease in gross profit during the three months ended January 31, 2025 compared to the prior year period was primarily due to gross margin contraction, partially offset by contributions from recent acquisitions. The decrease in gross margin on net sales for the three months ended January 31, 2025 compared to the prior year period was primarily due to weakening demand, negative price and cost dynamics, and lower vendor incentive income due to reduced volumes.
Selling, General and Administrative Expenses

	Three Months Ended January 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$310,815	$295,691	$15,124	5.1%
% of net sales	24.7%	23.5%
Selling, general and administrative expenses consist of warehouse, delivery and general and administrative expenses. The increase in selling, general and administrative expenses during the three months ended January 31, 2025 compared to the prior year was primarily due to approximately $24.0 million of incremental selling, general and administrative expenses from acquisitions. The increase was partially offset by lower overall operating costs, reflective of realized savings from our initial cost reduction initiatives and reduced activity from changes in demand. The increase in selling, general and administrative expenses as a percentage of our net sales during the three months ended January 31, 2025 compared to the prior year period was primarily due to operating cost inflation, higher insurance claims and impacts from unfavorable weather conditions.
Depreciation and Amortization Expense

	Three Months Ended January 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Depreciation	$21,271	$17,276	$3,995	23.1%
Amortization	21,159	15,528	5,631	36.3%
Depreciation and amortization	$42,430	$32,804	$9,626	29.3%
Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. The increase in depreciation expense during the three months ended January 31, 2025 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in acquisitions and capital expenditures over the past year. The increase in amortization expense during the three months ended January 31, 2025 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in acquisitions over the past year, partially offset by the time-based progression of our use of the accelerated method of amortization for acquired customer relationships.
Impairment of Goodwill
During the three months ended January 31, 2025, we recognized a $42.5 million non-cash impairment charge to write off a portion of the goodwill assigned to our Ames reporting unit in conjunction with an interim goodwill impairment test. After analysis of a number of factors, including budgeted-to-actual performance, a downward revision to forecasted future cash flows and the prior year excess of fair value over carrying value, we determined it was appropriate to perform an interim goodwill impairment test as of January 31, 2025. The primary factor contributing to the impairment was a decrease in the reporting unit’s forecasted future cash flows, primarily due to softness in the markets the reporting unit operates in stemming from high interest rates and other economic factors as well as delay in the projected timing of a recovery. Also contributing was an increase in the discount rate and a decrease in market multiples. The impairment charge was equal to the excess of the reporting unit’s carrying value over its fair value. As of January 31, 2025, we had $65.3 million of remaining goodwill assigned to our Ames reporting unit. Deterioration in market conditions or estimated future cash flows in this reporting unit could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of this reporting unit.
We test goodwill annually during the fourth quarter of our fiscal year or when events and circumstances indicate that those assets might not be recoverable. Impairment testing of goodwill is required at the reporting unit level. The impairment test involves comparing the estimated fair values of our reporting units with the reporting units’ carrying amounts, including goodwill. We estimated the fair value of our Ames reporting unit based on a weighting of the income and market approaches. These models use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under the income approach, the Company calculated the fair value of the reporting unit based on the present value of estimated cash flows using a discounted cash flow method. The significant assumptions used in the discounted cash flow method include internal forecasts and projections developed by management for planning purposes, available industry/market data, discount rates and the growth rate to calculate the terminal value. Under the market approach, fair value is estimated using the guideline company method. The Company selects guideline companies in the industry in which each reporting unit operates. We primarily use EBITDA multiples based on the multiples of the selected guideline companies.
Interest Expense

	Three Months Ended January 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Interest expense	$23,069	$18,784	$4,285	22.8%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The increase in interest expense during the three months ended January 31, 2025 compared to the prior year period was primarily due to an increase in outstanding debt and finance leases.
Income Taxes

	Three Months Ended January 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$4,177	$17,468	$(13,291)	(76.1)%
Effective tax rate	(24.2)%	25.2%
The change in the effective income tax rate during the three months ended January 31, 2025 compared to the prior year period was primarily due to the impairment of goodwill which was non-deductible for income tax purposes, foreign taxes, state taxes and equity compensation.
Nine Months Ended January 31, 2025 and 2024
Net Sales

	Nine Months Ended January 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Wallboard	$1,671,751	$1,677,285	$(5,534)	(0.3)%
Complementary products	1,308,988	1,233,084	75,904	6.2%
Steel framing	606,928	672,231	(65,303)	(9.7)%
Ceilings	592,275	506,278	85,997	17.0%
Total net sales	$4,179,942	$4,088,878	$91,064	2.2%

The following table presents the impact of changes in volume and pricing on net sales of wallboard, steel framing and ceilings products on a per day basis during the nine months ended January 31, 2025 compared to the prior year period:

	Volume	Price/Mix
Wallboard	(1.2)%	0.9%
Steel framing	0.8%	(10.5)%
Ceilings	8.4%	8.6%

The increase in net sales during the nine months ended January 31, 2025 compared to the prior year period was primarily due to contributions from recent acquisitions and resilient pricing in wallboard, ceilings and certain complementary products. These factors helped to partially offset softened demand across our end markets, price deflation in steel framing and unfavorable weather conditions. The increase in net sales consisted of the following:
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
•partially offset by a decrease in steel framing sales, which are principally impacted by commercial construction activity, primarily due to a decrease in price/product mix, partially offset by higher volume driven by positive contributions from acquisitions; and
•a slight decrease in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to lower single-family volume, partially offset by an increase in price/product mix;
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the nine months ended January 31, 2025. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Nine Months Ended January 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Net sales	$4,179,942
Recently acquired net sales (1)	(188,292)
Impact of foreign currency (2)	15,370
Base business net sales (3)	$4,007,020	$4,088,878	$(81,858)	(2.0)%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the nine months ended January 31, 2025, net sales includes sales from the following acquisitions: AMW Construction Supply, LLC acquired on October 1, 2023; Kamco Supply Corporation and affiliates acquired on March 1, 2024; Howard & Sons acquired on May 1, 2024; Yvon acquired on July 2, 2024; and R.S. Elliott acquired on August 26, 2024.
(2)Represents the impact of foreign currency translation on net sales.
(3)Represents net sales of existing branches and branches that were opened by us during the period presented.
The decrease in organic net sales was primarily driven by softened demand across our end markets and price deflation in steel framing. These decreases were partially offset by resilient pricing in wallboard, ceilings and certain complementary products.

Gross Profit and Gross Margin

	Nine Months Ended January 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Gross profit	$1,305,780	$1,323,903	$(18,123)	(1.4)%
Gross margin	31.2%	32.4%
The decrease in gross profit during the nine months ended January 31, 2025 compared to the prior year period was primarily due to lower steel pricing and softened demand, partially offset by contributions from recent acquisitions. Gross margin on net sales for the nine months ended January 31, 2025 decreased compared to the prior year period, primarily due to the mix impacts of steel price deflation and price and cost dynamics in wallboard.
Selling, General and Administrative Expenses

	Nine Months Ended January 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$950,192	$883,381	$66,811	7.6%
% of net sales	22.7%	21.6%
Approximately $61.8 million of the increase in selling, general and administrative expenses during the nine months ended January 31, 2025 compared to the prior year was due to incremental selling, general and administrative expenses from acquisitions. Also contributing to the increase was a $7.4 million increase in severance costs. The increase in selling, general and administrative expenses as a percentage of our net sales during the nine months ended January 31, 2025 compared to the prior year period was primarily due to operating cost inflation and activity-based increases, steel price deflation and costs associated with recent acquisitions negatively impacting leverage.
Depreciation and Amortization Expense

	Nine Months Ended January 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Depreciation	$61,028	$50,566	$10,462	20.7%
Amortization	61,512	47,193	14,319	30.3%
Depreciation and amortization	$122,540	$97,759	$24,781	25.3%
The increase in depreciation expense during the nine months ended January 31, 2025 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in acquisitions and capital expenditures over the past year. The increase in amortization expense during the nine months ended January 31, 2025 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in acquisitions over the past year, partially offset by the time-based progression of our use of the accelerated method of amortization for acquired customer relationships.
Impairment of Goodwill
During the nine months ended January 31, 2025, we recognized a $42.5 million non-cash impairment charge to write off goodwill related to our Ames reporting unit in conjunction with an interim goodwill impairment test. See discussion above for more information.

Interest Expense

	Nine Months Ended January 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Interest expense	$68,979	$56,440	$12,539	22.2%
The increase in interest expense during the nine months ended January 31, 2025 compared to the prior year period was primarily due to an increase in outstanding debt and finance leases.
Income Taxes

	Nine Months Ended January 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$44,013	$71,407	$(27,394)	(38.4)%
Effective tax rate	33.0%	24.5%
The change in the effective income tax rate during the nine months ended January 31, 2025 compared to the prior year period was primarily due to the impairment of goodwill which was non-deductible for income tax purposes, foreign taxes, state taxes and equity compensation.
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
As of January 31, 2025, we had available borrowing capacity of approximately $469.7 million under our ABL Facility. The ABL Facility is scheduled to mature on December 22, 2027. The ABL Facility contains a cross-default provision with the senior secured first lien term loan facility (the “Term Loan Facility”).
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

Cash Flows
A summary of our operating, investing and financing activities is shown in the following table:

	Nine Months Ended January 31,
	2025	2024
	(in thousands)
Cash provided by operating activities	$186,806	$229,026
Cash used in investing activities	(227,738)	(93,182)
Cash used in financing activities	(65,930)	(212,671)
Effect of exchange rates on cash and cash equivalents	(257)	423
Decrease in cash and cash equivalents	$(107,119)	$(76,404)
Operating Activities
The decrease in cash provided by operating activities during the nine months ended January 31, 2025 compared to the prior year period was primarily due to a decrease in net income and an increase in cash paid for interest expense, partially offset by lower working capital.
Investing Activities
The increase in cash used in investing activities during the nine months ended January 31, 2025 compared to the prior year period was primarily due to a $148.9 million increase in cash used for acquisitions, partially offset by a $5.6 million decrease in capital expenditures and a $13.9 million increase in proceeds from sale of assets, primarily related to $12.5 million of cash received from the sale of our installed insulation contracting business on January 31, 2025.
Capital expenditures during the nine months ended January 31, 2025 primarily consisted of the purchase of delivery and warehouse equipment, building and leasehold improvements, and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.
Financing Activities
The decrease in cash used in financing activities during the nine months ended January 31, 2025 compared to the prior year period was primarily due to net borrowings of $106.7 million under our ABL Facility during the nine months ended January 31, 2025, compared to net repayments of $81.0 million during the prior year period. Also contributing to the change was a $38.6 million increase in repurchases of common stock during the nine months ended January 31, 2025 compared to the prior year period and a $6.2 million increase in payments for principal on long-term debt and finance leases.
Share Repurchase Program
On December 2, 2024, the Company’s Board of Directors approved a renewal of the share repurchase program authorizing the Company to repurchase up to $250.0 million (such new repurchase program, the “2024 Repurchase Plan”). The 2024 Repurchase Plan replaces the Company’s previous share repurchase authorization of $250.0 million under the 2023 Repurchase Plan, which commenced in October 2023. See Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the 2024 Repurchase Plan.
We repurchased approximately 1.6 million shares of our common stock for $137.8 million pursuant to our repurchase plans during the nine months ended January 31, 2025, plus $1.1 million of excise taxes. As of January 31, 2025, we had $218.4 million of remaining purchase authorization under the 2024 Repurchase Plan.
Debt Covenants
The ABL Facility, the Term Loan Facility and the indenture governing the senior unsecured notes due May 2029 (the “Senior Notes”) contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the ABL Facility, the Term Loan Facility and the indenture governing the Senior Notes. We were in compliance with all such covenants as of January 31, 2025.
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

Critical Accounting Estimates

During the three months ended January 31, 2025, there were no material changes to our critical accounting estimates or our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024.

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

The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Net income (loss)	$(21,409)	$51,905	$89,375	$219,692
Interest expense	23,069	18,784	68,979	56,440
Write-off of debt discount and deferred financing fees	—	—	—	1,401
Interest income	(189)	(378)	(752)	(1,144)
Provision for income taxes	4,177	17,468	44,013	71,407
Depreciation expense	21,271	17,276	61,028	50,566
Amortization expense	21,159	15,528	61,512	47,193
Impairment of goodwill	42,454	—	42,454	—
Stock appreciation rights(a)	691	1,789	1,331	3,408
Redeemable noncontrolling interests and deferred compensation(b)	34	461	1,149	1,125
Equity-based compensation(c)	3,422	3,559	12,025	11,974
Severance and other permitted costs(d)	2,282	1,033	9,698	2,321
Transaction costs (acquisitions and other)(e)	789	765	3,262	3,373
Gain on disposal of assets(f)	(5,333)	(222)	(4,826)	(663)
Effects of fair value adjustments to inventory(g)	3	8	484	450
Change in fair value of contingent consideration(h)	621	—	1,414	—
Debt transaction fees(i)	—	44	—	1,333
Adjusted EBITDA	$93,041	$128,020	$391,146	$468,876

Net sales	$1,260,710	$1,258,348	$4,179,942	$4,088,878
Adjusted EBITDA Margin	7.4%	10.2%	9.4%	11.5%
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
(f)Includes gains from the sale of assets and the sale of the Company’s Michigan-based installed insulation contracting business, net of losses and impairments.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of January 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The number of shares repurchased and the average price paid per share for each month in the three months ended January 31, 2025 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
				(in thousands)
November 1 through November 30	75,067	$97.98	75,067	$94,633
December 1 through December 31	201,305	88.75	201,305	232,485
January 1 through January 31	168,791	83.47	168,791	218,395
Total	445,163		445,163
___________________________________
(1)Share repurchases in excess of issuances are subject to a 1% excise tax. All dollar amounts presented above exclude such excise taxes.
(2)On December 2, 2024, our Board of Directors approved the 2024 Repurchase Plan. See Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended January 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6. Exhibits
(a)Exhibits. The following exhibits are filed as part of this report:

Exhibit No.		Exhibit Description
3.1		Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2020).

3.2		Third Amended and Restated Bylaws of GMS Inc., effective as of January 23, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 24, 2025).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101 SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101 CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101 DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101 LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101 PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*     Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMS INC.

Date: March 6, 2025	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)