Form 10-K
period 2025-04-30
GMS Inc.
filed 2025-06-18
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on October 31, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was $3,471.3 million (based on the closing sale price of the Registrant’s common stock on that date as reported on the New York Stock Exchange).
There were 38,059,080 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of May 31, 2025.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Annual Report on Form 10-K in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1, “Business,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•general business, financial market and economic conditions, including inflation and deflation, changes in interest rates, geopolitical conflicts, an economic downturn or recession and capital market volatility;
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
•consolidation in our industry;
•general labor shortages, including as a result of changes in immigration policy and enforcement, could negatively impact the availability of labor or increase labor costs, including for our customers given that a meaningful portion of the construction labor force is comprised of immigrants, which could adversely impact customer demand for our products;
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
•product shortages, other disruptions in our supply chain or distribution network and potential loss of relationships with key suppliers, including increased shipping costs and delays and heightened risks relating to sourcing products from international suppliers, including risks relating to new or increased tariffs and other trade policies;

•our ability to manage operating costs and achieve the anticipated benefits from our cost reduction and productivity initiatives;
•the potential loss of any significant customers or reduction in volume of purchases by our significant customers;
•our ability to identify and maintain attractive locations for our operations and our ability to renew our leases on favorable terms or find comparable replacement;
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
•the impact of and volatility in the political, legal and regulatory environments in which we operate, including tariffs and other policies associated with the current U.S. presidential administration;
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
•the imposition of new tariffs and other trade barriers, or increases in existing tariffs, and the effect of any retaliatory trade measures; and
•other risks and uncertainties, including those listed in Item 1A, “Risk Factors.”

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
Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of the filing of this Annual Report on Form 10-K.

PART I
Item 1. Business
Company Overview and History
GMS Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” “GMS” or the “Company”), through its wholly owned operating subsidiaries, operates a network of more than 320 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. We also operate nearly 100 tool sales, rental and service centers. Through these operations, we provide a comprehensive selection of building products and solutions for our residential and commercial contractor customer base across the United States and Canada. Our operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling us to generate significant economies of scale while maintaining high levels of customer service.
Since our founding in 1971, we have grown our business from a single location to more than 400 locations across 48 U.S. states and six Canadian provinces through a combination of strategic acquisitions and organic growth, including the opening of new branches (“greenfields”) and tool sales, rental and service centers. Underpinning that growth is our entrepreneurial culture, which both enables us to drive organic growth by delivering outstanding customer service and makes us an attractive acquirer for smaller distributors.
During fiscal 2025, we completed three acquisitions and continued greenfield expansion. On May 1, 2024, we acquired Howard & Sons Building Materials, Inc. (“Howard & Sons”), a distributor of wallboard, steel framing and complementary products from a single location in Pomona, California. On July 2, 2024, we acquired Yvon Building Supply, Inc., Yvon Insulation Corporation, Yvon Insulation Windsor, Laminated Glass Technologies, Inc., and Right Fit Foam Insulation Ltd. (collectively, “Yvon”). Yvon provides drywall, insulation, steel, ceilings and other complementary products and related services, including installed insulation and operates through seven locations across Greater Toronto and Ontario, Canada. On August 26, 2024, the Company acquired R.S. Elliott Specialty Supply, Inc. (“R.S. Elliott”), a leading regional distributor of stucco, plaster, siding, External Insulation and Finishing Systems (“EIFS”) and related construction supplies, servicing markets across Florida from five locations in Orlando, Wildwood, Tampa, West Palm Beach, and Jacksonville.
During fiscal 2025, we opened greenfield locations in Summerville, South Carolina; Middleton, Massachusetts; Clackamas, Oregon; and Owens Sound, Ontario.
Subsequent to the end of our fiscal year in June 2025, we acquired The Lutz Company, a supplier of complementary products, including EIFS and related cladding supplies, operating from a single location in the Minneapolis, Minnesota metro area, and opened a greenfield location in Nashville, Tennessee.

Business Strategy
The key elements of our business strategy are as follows:
•Expand Core Products. Our business strategy includes an emphasis on expanding our market share in our core products (wallboard, ceilings and steel framing) both organically and through acquisitions.
•Grow Complementary Products. We are focused on growing our complementary product lines, with a particular emphasis on achieving growth in tools and fasteners, insulation and certain exterior envelope applications, including EIFS, and diversifying and expanding our product offerings in order to better serve our customers.
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
◦Acquisitions. We have a proven history of consummating core and complementary acquisitions in new and contiguous markets. Due to the large, fragmented nature of our markets and our reputation throughout the industry, we believe we will continue to have access to a robust acquisition pipeline to supplement our organic growth. We use a rigorous targeting process to identify acquisition candidates that we believe will fit our culture and business model and we have built an experienced team of professionals to manage the acquisition and integration processes. As a result of our scale, purchasing power and ability to improve operations through implementing best practices, we believe we can continue to achieve substantial synergies, better serve our customers and drive earnings accretion from our acquisition strategy.
•Drive Improved Productivity and Profitability. Our business strategy entails a focus on reduced complexity, enhanced productivity and improved profitability across the organization, seeking to leverage our scale and employ both technology and other best practices to lower our costs to deliver further margin expansion and earnings growth. By progressively improving our processes and systems, we also expect to continue to capture profitable market share in our existing footprint by delivering industry-leading customer service. We are expanding our e-commerce capabilities to better serve our customers.
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
Ceilings
Our ceilings product line consists of suspended mineral fiber, soft fiber and metal ceiling systems primarily used in offices, hotels, hospitals, retail facilities, schools and a variety of other commercial and institutional buildings. The principal components of our ceiling systems are typically square mineral fiber tiles and the metal grid that holds the tile in place, complemented by architectural specialty products in certain applications. Architectural specialty ceiling products, which are made from a variety of materials, are a growing component of our product offerings given their specified, often customized nature and our ability to service customer requirements through a dedicated and experienced sales and design team focused on such products.
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
Complementary Products
We offer complementary products, including tools and fasteners, insulation, EIFS and stucco, lumber and other wood products, ready-mix joint compound and safety products. Additionally, we are the leading provider of automatic taping and finishing tools and related products for our customers. We partner with leading vendors for many of these products and merchandise them in showrooms at many of our warehouses or our free-standing or co-located Ames tool sales, rental and service centers. We believe our customers value our product breadth and geographic reach, as well as our delivery capabilities and on-site expertise and consultation services. While pricing is important to our customers, availability, convenience and expertise are also important factors in their purchase decisions. These complementary products allow us to provide a full suite of products across our entire business, enhancing our margins and creating value for our customers. In recent years, through specific initiatives and strategic acquisitions, we have expanded our complementary product lines to further solidify our position as a one-stop-shop for the interior contractor and gain a greater share of overall contractor purchases.
Distribution
We distribute our products primarily through our broad network of distribution centers. We distribute ATF tools and related tools and products through our tool sales, rental and service centers and an independent network of wholesale dealers. Our products are also available through our e-commerce platforms.
We serve as a critical link between our suppliers and our fragmented customer base. Our sales, dispatch and delivery teams coordinate an often complicated, customized delivery plan to ensure that our delivery schedule matches the customer’s job site schedule. The deliveries are made while considering the specific challenges of customers’ job sites, that no damage occurs to our customers’ property and, most importantly, that proper safety procedures are always followed. Often this requires us to send an employee to a job site before the delivery to document the specific requirements and safety considerations of a particular location. Given the logistical intensity of this process and the premium contractors place on distributors delivering the right product, at the right time, in the right place, we can differentiate ourselves based on service. In addition to executing a logistics-intensive service, we facilitate purchasing relationships between suppliers and our customer base by transferring technical product knowledge, educating contractors on proper installation techniques for new products, ensuring local product availability and extending trade credit.
Additionally, based on certain unique product attributes and delivery requirements for some of our products, the distribution of these items requires a higher degree of logistics and service expertise than most other building products. For example, wallboard has a high weight-to-value ratio, is easily damaged, cannot be left outside and often must be delivered to a job site before or after normal business hours. As a value-added service, we often deliver our products directly to the specific room where they are installed. For example, we can place the amount and type of wallboard necessary for a fifth-story room of a new building through the fifth-story window using a specialized truck with an articulating boom loader. To do this effectively, we need to load the truck at the branch so that the amount and type of wallboard for each room of the building can be off-loaded by the articulating boom loader in the right sequence. In this way, the service we provide delivers significant value to our customers.
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
Commercial
Our addressable commercial construction market is comprised of a variety of commercial and institutional sub-segments with varying demand drivers. Our commercial markets include offices, data centers, hotels, retail stores, warehouses and other commercial buildings, while our institutional markets include educational facilities, healthcare facilities, government buildings and other institutional facilities. The principal demand drivers across these markets typically include the overall economic outlook, the general business cycle, government spending, vacancy rates, employment trends, interest rates, availability of credit and demographic trends.
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
Customers
We have a diversified portfolio of customers across the United States and Canada that includes professional contractors and homebuilders. Our customers vary in size, ranging from small contractors to large contractors and builders that operate on a national scale. We maintain local relationships with our contractors through our network of branches and our extensive sales force. We serve our large homebuilder customers through our local branches with cross-network coordination on a national basis. Our ability to serve multi-regional homebuilders across their footprints provides value to them and differentiates us from many less-scaled competitors. Our ten largest customers in the aggregate were less than 10% of our net sales for each of fiscal 2025, 2024 and 2023.
Suppliers
We source the products we distribute from various suppliers. Our strong market position, North American footprint and superior service capabilities have allowed us to develop robust relationships with our suppliers. We maintain strong, long-term relationships with the major North American wallboard, ceilings, steel and insulation manufacturers, as well as vendors of other complementary building products, for whom the supply base is generally widely fragmented. Because we account for a meaningful portion of their volumes and provide them with an extensive sales force to market their products, we are viewed by our suppliers as a key channel partner and have exclusive relationships with some suppliers for certain products in certain markets. We believe this position often provides us with advantaged procurement.
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
Competition
We compete against other specialty distributors as well as big box retailers and lumberyards. Among specialty distributors, we compete against several large distributors and many small, local, privately-owned distributors, who still comprise a significant proportion of the industry. The principal competitive factors in our business are pricing and availability of products and services, location, delivery capabilities, technical product knowledge and expertise, advisory or other service capabilities and availability of credit. Brand recognition, principally with respect to our ceiling and complementary products, is also important.
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
Intellectual Property
We own numerous intellectual property rights that we use in our business, including trademarks, trade names, domains and patents. We maintain registered trademarks for the trade names and logos used by certain of our local branches, including those for Ames® stores and TapeTech® products. We also hold patents that relate to the design of our ATF tools. Generally, registered trademarks have a perpetual life, if they are renewed on a timely basis and continue to be used properly as trademarks. We intend to maintain these trademark registrations as long as they remain valuable to our business. While we do not believe our business is dependent on any one of our trademarks, we believe retention helps maintain customer loyalty. We vigorously protect all our intellectual property rights.
Corporate Responsibility
At GMS, we focus on “doing the right thing” in a way that is best for our business, the environment and the communities in which we operate. We are committed to conducting our business in a manner that aligns with our values, promotes environmental sustainability, embodies socially responsible business practices, protects data used in our business and supports our employees. For more information related to our corporate social responsibility, see our 2024 Corporate Social Responsibility Report, available on the investor relations section of our website at www.gms.com.
Sustainability
As a leading North American distributor of specialty building products, we recognize the importance of reducing the environmental impact of our business operations. We are committed to conducting business in an efficient manner that aligns with our values, promotes environmental sustainability and seeks to protect the environment through compliance with applicable laws, rules, and regulations. Our environmental responsibility policy applies to GMS and all of our subsidiaries, regardless of location. Furthermore, while we are not the manufacturer of any of the products in our portfolio, we work with our manufacturing and other partners throughout our supply chain network to reduce the environmental impact of our supply chain.
Human Capital
Employees. We had 7,113 active team members as of April 30, 2025. Approximately 8% of our workforce is unionized, consisting primarily of hourly workers at certain of our distribution facilities. We believe that we have good relations with our employees. Additionally, we believe that our entrepreneurial, performance-based culture and the training provided through our employee development programs provide significant benefits to our employees.
Health, Safety and Wellness. Providing a safe work environment for our employees, contractors, and customers is a primary objective of GMS. Our goal is to incur zero accidents and to ensure that everyone goes home safely at the end of every day. To achieve our goal, we take considerable efforts to abide by all safety requirements and regulations, and we endeavor to eliminate unsafe conditions and minimize related risks by identifying and supporting safe work practices, promoting safety awareness, providing employee training and education, and furnishing protective equipment. Safety is a constant focus of our management team with regular reporting to, and oversight by, our Board of Directors. We work together to protect our employees, contractors, and customers by promoting a culture of shared responsibility with collaborative program development, best practices, and the open exchange of suggestions, ideas, and concerns.
Inclusion. Every person is important to us and we serve a diverse customer base. As such, we have a responsibility to foster a workplace that values contributions and perspectives from a variety of backgrounds, skills and experiences regardless of race, color, age, sex, national origin, religion, marital status, sexual orientation, gender identity, gender expression, disability, or veteran status. Our differences make us a stronger team, and the variety in our thoughts and ideas makes us better able to serve our customers and other stakeholders. Both our Board of Directors, through the Human Capital Management and Compensation Committee, and our Leadership Team are committed to fulfilling this responsibility.
We have a company-wide inclusion program designed to support an inclusive work environment and have formalized training, development and recruitment programs.
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
Governance
Our Board of Directors and management team are committed to strong corporate governance that reflects high standards of ethics and integrity. We believe that strong corporate governance helps to ensure that the Company is managed for the long-term benefits of our stockholders and helps build public trust. We regularly review and consider our corporate governance policies and practices in the context of current corporate governance trends, regulatory changes and recognized best practices, taking into consideration the perspectives of our stockholders. As a result of this continued evaluation, we have taken numerous actions to strengthen our corporate governance practices, including adding or replacing five independent directors, declassifying our Board of Directors and eliminating certain supermajority voting requirements.
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
Our business and results of operations depend on the commercial and residential construction and R&R markets, which are significantly affected by general business, financial market and economic conditions in the United States and Canada. An economic downturn or recession in the global economy could have a material adverse impact on our business, financial condition, results of operations and cash flows. General business, financial markets and economic conditions that impact the level of activity in the commercial and residential construction and R&R markets include, among others, interest rate fluctuations; inflation and deflation; unemployment levels; tax rates and policy; capital spending; bankruptcies; volatility in both the debt and equity capital markets; liquidity of the global financial markets and credit and mortgage markets; consumer confidence and spending; global economic growth; local, state, provincial and federal government regulation; housing supply and affordability; consumer preferences; the strength of regional and local economies in which we operate; geopolitical conflicts; and the impact of public health emergencies. Furthermore, commercial and residential construction and R&R markets generally face significant contraction in an economic downturn or recession.
Our sales are in part dependent upon the commercial new construction market and the commercial R&R market.
Demand for commercial construction activity declined during fiscal 2025, reflective of an uncertain economic and trade climate and a challenging financing environment for commercial projects. Unfavorable winter weather conditions also negatively impacted demand during portions of fiscal 2025. Availability and cost of financing, coupled with labor constraints, other inflationary pressures and general governmental policy uncertainty, has the potential to continue to soften future demand. We cannot predict the duration of the current market conditions, changes in the demand for commercial space, or the timing or strength of any future recovery or downturn of commercial construction activity in our markets. Weakness in the commercial construction market and the commercial R&R market would likely have an adverse effect on our business, financial condition and operating results. Furthermore, uncertainty about current and future economic conditions will continue to pose a risk to our business that serves the commercial new construction and R&R markets, including demand for commercial office space, tighter credit, disruptions caused by the inability of commercial borrowers to repay their debt obligations, negative financial news, a recession and/or declines in income, which could have a continued material negative effect on the demand for our products and services.
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
We primarily compete in the distribution markets of wallboard, ceilings, steel framing and complementary construction products with smaller distributors, and several national and multi-regional specialty distributors of building materials as well as big-box retailers and new entrants in our markets. Some of our competitors are larger and may have greater financial resources than us.
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
Our industry has experienced consolidation in recent years and may continue to experience consolidation, which could cause markets to become increasingly competitive as greater economies of scale are achieved by distributors or big box retailers that are able to efficiently expand their operations. There can be no assurance that we will be able to effectively take advantage of this trend towards consolidation, which may make it more difficult for us to maintain operating margins and could also increase the competition for acquisition targets in our industry, resulting in higher acquisition costs and prices.
Labor shortages in our industry can negatively impact the availability of labor and increase labor costs, as well as negatively impact our business and that of our suppliers and customers.

From time to time our industry has experienced general labor shortages, which can result in increased labor costs and negatively impact our ability to timely fulfill customer orders. Furthermore, labor shortages impacting our suppliers or customers can have a negative impact on us. Labor shortages at our suppliers may impact their ability to manufacture product to meet our demand or result in increased products costs to us that we may not be able to pass through to our customers. Labor shortages in the construction and homebuilding industry can negatively impact the ability of our customers to complete projects for which our products would be utilized, decreasing demand for our products or requiring us to lower our prices. Furthermore, the construction and homebuilding industry has historically relied heavily on immigrants and changes in immigration rates, including as a result of changes in immigration policy and enforcement or other factors, may lead to labor shortages and a tightening of the labor pool across our industry.
Risks Relating to our Business
We are subject to significant fluctuations in prices and mix of the products we distribute, including as a result of inflationary and deflationary pressures, and we may not be able to pass on price increases to our customers and effectively manage inventories and margins.
Prices for our products are driven by many factors, including changes in general economic conditions, labor and freight costs, competition, demand for our products, supply chain constraints, international conflicts, government regulation and trade policies. We may be subject to large and significant price increases, especially in periods of high inflation. Conversely, we may experience lower sales in a deflationary environment. We may not always be able to reflect increases in our costs in our own pricing, especially in times of extreme price volatility. Any inability to pass on cost increases to customers may adversely affect our business, financial condition and results of operations. In addition, if market prices and costs for the products that we sell decline, including the impact of vendor and customer incentives, we may realize lower revenues and margins from selling such products.
We may also experience price volatility related to the implementation of new or increased tariffs or other trade policies on imported steel or other products. For example, certain of our vendors use steel as a product input, and they may increase prices as a result of new or increased tariffs incurred or the overall impact of tariffs on domestic steel prices. It remains unclear what future actions may be taken by the current U.S. presidential administration with respect to trade policies or the imposition of tariffs on imported products, and the impact of those actions on the cost of products we distribute. Increased tariffs on steel or other products could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as our customers.
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
The success of our long-term business strategy depends in part on increasing our sales and growing our market share through strategic acquisitions and opening new branches. If we fail to identify and acquire suitable acquisition targets on appropriate terms or fail to identify and open new branches that expand our market, our growth strategy may be materially and adversely affected. Consolidation in the industry progressively limits the potential for acquisition opportunities and we face increased competition from other acquirors for attractive acquisition opportunities. Further, if our operating results decline, we may be unable to obtain the capital required to effect new acquisitions or open new branches.
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
We intend to continue to pursue our business strategy to expand into new geographic markets and grow our complementary products for the foreseeable future. Our expansion into new geographic markets or the introduction of new product lines may present competitiveness, distribution and other challenges that differ from the challenges we currently face. In addition, we may be less familiar with the customers in these markets and may ultimately face different or additional risks, as well as increased or unexpected costs, compared to those we experience in our existing markets. Expansion into new geographic markets or product lines may also expose us to direct competition with companies with whom we have limited or no experience as competitors. To the extent we rely upon expanding into new geographic markets and growing our complementary products and do not meet, or are unprepared for, any new challenges posed by such expansion or growth, our future sales growth could be negatively impacted, our operating costs could increase, and our business and results of operations could be negatively affected.

Product shortages, loss of key suppliers or failure to develop relationships with qualified suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.
The products we distribute are manufactured by a myriad of major suppliers. Our ability to offer a wide variety of products to our customers depends upon our ability to obtain an adequate product supply from manufacturers and other suppliers. Historically, the wallboard and steel products we distribute have been available from various sources and in sufficient quantities to meet our customer demand. However, certain wallboard and steel products can at times have longer lead times from suppliers and as a result, our ability to obtain an adequate supply of such wallboard and steel products may be adversely affected. Ceiling distribution arrangements are often exclusive to certain specified geographic areas. Any disruption or shortage in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenue, reduced margins and damage to our relationships with customers. Supply shortages in all of the products we sell may occur as a result of, among other things, unanticipated increases in demand, shortage of raw materials, including the availability of synthetic gypsum for drywall, work stoppages, manufacturing challenges, natural disasters and pandemics, military conflicts, civil unrest, acts of terrorism, difficulties in production or delivery or failure to maintain satisfactory relationships with our key suppliers. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements, such as those whereby we are afforded exclusive distribution rights in certain geographic areas, could adversely impact our financial condition, results of operations and cash flows.
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
Our financial performance is affected by the level of our operating costs, which have recently been subject to increased inflationary pressures. To the extent such costs increase, we may be prevented, in whole or in part, from passing through these cost increases to our existing and prospective customers, which could have a material adverse impact on our business, financial position, results of operations and cash flows. In addition, our business strategy entails a heightened focus on enhanced productivity and profitability across the organization. During fiscal 2025, we implemented strategic cost reduction plans to improve operational efficiency that are expected to result in approximately $55 million annualized cost savings. If we do not recognize the anticipated benefits of our operating efficiency and cost reduction opportunities in a timely manner or they present greater than anticipated costs, our results of operations and cash flows could be adversely affected.

The loss of any of our significant customers, a reduction in the quantity of products they purchase or inability to pay could affect our financial health.
We cannot guarantee that we will maintain or improve our relationships with our significant customers, that we will successfully assume the customer relationships of any business that we acquire, or that we will continue to supply these customers at historical levels. We extend credit to numerous customers who are generally susceptible to the same economic business risks that we are. Unfavorable market conditions could result in the financial failures of one or more of our significant customers. If our larger customers’ financial positions were to become impaired, our ability to fully collect receivables from such customers could be impaired and negatively affect our financial condition, results of operations and cash flows.
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
Our operations are dependent on our ability to identify and maintain attractive locations for our operations and if we are unable to do so, our growth and profitability could be adversely affected. We may be unable to renew our leases on favorable terms or find comparable replacement facilities without substantial additional costs.
Our operations are dependent on our ability to secure attractive locations for our operations. Securing suitable facilities has become increasingly competitive, especially in metropolitan areas and transportation hubs. Our organic growth depends in part on our ability to identify and secure attractive locations for greenfield expansion and if we are unable to do so, our organic growth may be impaired. Furthermore, many of our existing facilities are located on leased premises subject to non-cancellable leases and at the end of the lease term, we may be unable to renew the leases on commercially reasonable terms or may only be able to renew the lease for substantial additional costs. Our ability to negotiate new leases could depend on the conditions in the real estate market, competition for desirable properties, our relationship with current and prospective landlords or other factors outside of our control. If we are unable to renew our facility leases, we may close or relocate a facility, which could result in increased costs and the potential loss of sales. Relocations may also involve capital expenditures for construction or retrofitting, and we may not be able to secure alternative sites with comparable logistical advantages, such as access to rail service, which in turn could have a material adverse effect on our business and operating results.
We may be unable to effectively manage our inventory and working capital as our sales volume changes or the prices of the products we distribute fluctuate, which could have a material adverse effect on our business, financial condition and results of operations.
We purchase products, including wallboard, ceilings, steel framing and complementary products, from manufacturers which are then sold and distributed to customers. We must maintain, and have adequate working capital to purchase, sufficient inventory to meet customer demand. Due to the lead times required by our suppliers, we order products in advance of expected sales. As a result, we are required to forecast our sales and purchase accordingly. In periods characterized by significant changes in economic growth and activity in the commercial and residential building and home R&R industries, it can be especially difficult to forecast our sales accurately. We must also manage our working capital to fund our inventory purchases. Significant increases in the market prices of certain building products, such as wallboard, ceilings and steel framing, can put negative pressure on our operating cash flows by requiring us to invest more in inventory. Additionally, the inability of our customers to repay credit impacts our operating cash flows. In the future, if we are unable to effectively manage our inventory and working capital as we attempt to expand our business, our cash flows may be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations.
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
Events impacting our Canadian operations, including currency rate fluctuations, as well as risks in other countries where we may operate, could have a material adverse effect on us.
Approximately 14% of our net sales during the year ended April 30, 2025 were derived from our operations in six provinces in Canada. We are subject to several risks specific to this country, including changes in tariff and trade policies, regulatory changes, immigration policies, and political relations between the United States and Canada. Our financial statements are reported in United States dollars, with international transactions translated into United States dollars. Our exposure to currency rate fluctuations could be material to the extent that currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results. In addition, such fluctuations may also affect the comparability of our results between financial periods. We do not currently hedge the net investments in our foreign operations. Any of these factors could have a material adverse effect on our business, financial condition and results of operations. The degree of our risk may increase as we continue to invest in and grow our business in Canada. We may also become subject to risks specific to other countries where we may operate our business. These risks include social, political and economic instability, unexpected changes in regulatory requirements, tariffs and other trade barriers, currency exchange fluctuations, acts of war or terrorism and import/export requirements.
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
Risks Relating to Legal, Regulatory and Compliance
We are exposed to product liability, warranty, casualty, construction defects, contract, tort, personal injury, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties.
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
We are subject to various federal, state, provincial, local and other laws and regulations, including, among other things, environmental, health and safety laws and regulations, transportation regulations promulgated by the U.S. Department of Transportation and Transport Canada; work safety regulations promulgated by the U.S. Occupational Safety and Health Administration and Canadian Centre for Occupational Health and Safety; employment regulations promulgated by the U.S. Equal Employment Opportunity Commission, U.S. Department of Labor and Canadian regulatory bodies; consumer protection laws regarding privacy; and state, local and provincial zoning restrictions, building codes and contractors’ licensing regulations. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to litigation and substantial fines and penalties that could adversely affect our financial condition, results of operations and cash flows.
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
In addition, under the terms of our senior secured asset based revolving credit facility (the “ABL Facility”), we may at times be required to comply with a specified fixed charge coverage ratio. Our ability to meet this ratio could be affected by events beyond our control, and we cannot be sure that we will meet this ratio.

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
As of April 30, 2025, $492.5 million was outstanding under our senior secured first lien term loan facility (the “Term Loan Facility”), $350.0 million was outstanding under our senior unsecured notes (“Senior Notes”) and $225.5 million was outstanding under our ABL Facility. In addition, we may incur substantial additional debt in the future. Our current indebtedness and other debt instruments we may enter in the future may have significant consequences to our business and, as a result, may impact our stockholders, including by doing any of the following:
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
We may be able to incur significant additional indebtedness in the future, including secured debt. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to several qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from paying off existing debt in connection with obtaining additional debt or incurring obligations that do not constitute indebtedness, including obligations under operating lease arrangements. In addition, the ABL Facility provides a commitment of up to $950.0 million, subject to a borrowing base, calculated periodically based on specified percentages of the value of eligible inventory and accounts receivable, subject to certain reserves and other adjustments. As of April 30, 2025, we had available borrowing capacity of $631.3 million under the ABL Facility. If new debt is added to our current debt levels, the related risks that we face could intensify.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.
Our Term Loan Facility and ABL Facility bear interest at variable rates. We have entered into interest rate collars for a portion of our debt with the objective of reducing the risks associated with our Term Loan Facility. However, increases in interest rates with respect to any amount of our debt not covered by the interest rate collars could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. Such increases may result from changes in regulatory standards or industry practices. Excluding the effect of the interest rate collars, each 1% increase in interest rates on the Term Loan Facility would increase our annual interest expense by $4.9 million based on the balance outstanding under the Term Loan Facility as of April 30, 2025. Assuming the ABL Facility was fully drawn up to the $950.0 million maximum commitment, each 1% increase in interest rates would result in a $9.5 million increase in annual interest expense on the ABL Facility.
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
As a result of labor shortages, particularly among drivers and material handlers, we may face higher operating expenses and may lose revenue opportunities if labor shortages prevent us from having the capacity to meet customer demand. In addition, increased immigration enforcement measures could cause disruptions in our workforce. We could be required to increase our use of temporary or contract labor. Using temporary or contract labor typically requires higher costs and may be less productive than full-time employees. In addition, a shortage of qualified drivers could require us to increase driver compensation, let trucks sit idle, utilize contract haulers, utilize less experienced drivers, or could cause us to have difficulty meeting customer demands, all of which could adversely affect our business and results of operations.
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
Trade policies, including the imposition of new or increased tariffs and any retaliatory measures, could have an adverse effect on our results of operations.
We source some of our products from outside of the United States or Canada. Suppliers that we utilize may rely upon non-domestic products, and therefore, any significant changes to the United States or Canadian trade policies (and those of other countries in response) may cause a material adverse effect on our ability to procure products from suppliers that source from other countries or significantly increase the costs of obtaining such products, which could result in a material adverse effect on our results of operations. Specifically, the current U.S. presidential administration imposed and may continue to impose substantial new or increased tariffs on foreign imports into the United States, particularly from Canada and Mexico. Changes in the United States’s trade policies have historically resulted in, and may continue to result in, one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business.
We cannot predict the extent to which the United States or other countries will impose new or additional quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the economy, which in turn could have a material adverse effect on our results of operations.
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
Governance
The Company’s Board of Directors provides ultimate oversight of the Company’s cybersecurity risk management. As reflected in the Audit Committee’s charter, the Board of Directors has specifically delegated responsibility for oversight of cybersecurity matters to the Audit Committee. The CIO presents quarterly updates to the Audit Committee on the Company’s cyber risks and threats, status of projects to strengthen the Company’s information security systems, and emerging threats. The Company also engages third parties to periodically evaluate and audit aspects of the Company’s information security programs, including by conducting vulnerability assessments and penetration testing, and the results of those findings are reported to the Audit Committee and used to help identify potentially material risks and prioritize certain security initiatives.
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

Item 2. Properties
Our corporate headquarters is in Tucker, Georgia. As of April 30, 2025, we operated our business through more than 320 distribution centers across 48 states and the District of Columbia in the United States and six provinces in Canada. Our distribution centers typically consist of storage, warehouse and office space. We also operated our business through nearly 100 tool sales, rental and service centers throughout the United States and have a tool assembly facility in Suwanee, Georgia. As of April 30, 2025, we owned 85 of our facilities, some of which were used as collateral to secure the Term Loan Facility. Our distribution centers range in size from approximately 2,000 to 150,000 square feet, and our tool sales, rental and service centers range in size from approximately 1,000 to 5,000 square feet. We believe that our properties are in good operating condition and adequately serve our current business operations.
The following table summarizes our real estate facilities as of April 30, 2025:

Property Type	Leased Facilities	Owned Facilities	Total
Corporate headquarters	1	—	1
Distribution centers	238	85	323
Tool sales, rental and service centers	94	—	94
Tool assembly facility	1	—	1
Total	334	85	419

Item 3. Legal Proceedings
From time to time, we are involved in lawsuits that are brought against us in the normal course of business. We are not currently a party to any legal proceedings that we currently believe would, either individually or in the aggregate, have a material adverse effect on our business or financial condition.
The building materials industry has been subject to personal injury and property damage claims arising from alleged exposure to raw materials contained in building products as well as claims for incidents of catastrophic loss, such as building fires. As a distributor of building materials, we face an inherent risk of exposure to product liability claims if the use of the products we have distributed in the past or may in the future distribute is alleged to have resulted in economic loss, personal injury or property damage or to have violated environmental, health or safety or other laws. Such product liability claims have included and may in the future include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Certain of our subsidiaries have been the subject of claims related to alleged exposure to asbestos-containing products they distributed prior to 1979. The vast majority of these suits that have been filed against us have been dismissed; however, we continue to have several active asbestos-related personal injury lawsuits that we continue to vigorously defend ourselves against. We do not expect the ultimate outcome of any of these lawsuits to have a material impact on our financial condition or operating results. However, claims and legal proceedings are subject to inherent uncertainties and rulings unfavorable to the Company could occur which could have a material impact on our financial condition or operating results. See Item 1A, “Risk Factors—Risks Relating to Legal, Regulatory and Compliance—We are exposed to product liability, warranty, casualty, construction defect, contract, tort, personal injury, employment and other claims and legal proceedings related to our business, the products we distribute, the services we provide and services provided for us by third parties.”
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GMS.”
As of the close of business on May 31, 2025, there were seven holders of record of the Company’s common stock, which does not reflect those shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number.
Dividend Policy
No dividends were paid to stockholders during the years ended April 30, 2025, 2024 or 2023. The Company currently intends to retain all its future earnings, if any, to finance operations, support its growth strategies, repay indebtedness and repurchase shares. Most of the Company’s indebtedness contains restrictions on the Company’s activities, including paying dividends on its capital stock. See Note 7, “Long-Term Debt” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Any future determination relating to our dividend policy will be made at the discretion of the Company’s Board of Directors and will depend on several factors, including future earnings, capital requirements, financial conditions, prospects, contractual restrictions and covenants and other factors that the Board of Directors may deem relevant.

Performance Graph
The following graph shows a comparison of cumulative total return to holders of shares of GMS Inc.’s common stock against the cumulative total return of S&P 500 Index and Industrial Select Sector SPDR® Fund (XLI) from April 30, 2020 through April 30, 2025 (the last trading day in our fiscal 2025). The comparison of the cumulative total returns for each investment assumes that $100 was invested in GMS Inc. common stock and the respective indices on April 30, 2020 through April 30, 2025 and includes the reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.
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

Total Return Performance
Index Value
550
500
450
400
350
300
250
200
150
100
50
0
4/30/2020
4/30/2021
4/30/2022
4/30/2023
4/30/2024
4/30/2025
GMS Inc.
S&P 500 Index
S&P 500 Select Sector SPDR (XLI)

	4/30/2020	4/30/2021	4/30/2022	4/30/2023	4/30/2024	4/30/2025
GMS Inc.	$100.00	$237.81	$260.88	$315.89	$503.37	$398.59
S&P 500 Index	100.00	145.98	146.29	150.19	184.23	206.51
S&P 500 Select Sector SPDR (XLI)	100.00	158.74	148.25	155.76	189.25	204.56

Issuer Purchases of Equity Securities
The number of shares repurchased and the average price paid per share for each month in the three months ended April 30, 2025 are as follows:

	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Program(2)	Approximate Dollar Value that May Yet be Purchased Under the Program(1)
				(in thousands)
February 1 through February 28	98,300	$81.40	98,300	$210,393
March 1 through March 31	151,260	74.39	151,260	199,141
April 1 through April 30	99,039	71.70	99,039	192,040
Total	348,599
___________________________________
(1)Share repurchases in excess of issuances are subject to a 1% excise tax. All dollar amounts presented above exclude such excise taxes.
(2)On December 2, 2024, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $250.0 million (such new repurchase program, the “2024 Repurchase Plan”). The 2024 Repurchase Plan replaced the Company’s previous share repurchase authorization of $250.0 million under its 2023 repurchase plan, which commenced in October 2023. See Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
GMS Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” “GMS” or the “Company”), through its wholly owned operating subsidiaries, operates a network of more than 320 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. We also operate nearly 100 tool sales, rental and service centers. Through these operations, we provide a comprehensive selection of building products and solutions for our residential and commercial contractor customer base across the United States and Canada. Our operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling us to generate significant economies of scale while maintaining high levels of customer service.
Fiscal 2025 Highlights
Key highlights in our business during fiscal 2025 are described below:
•Generated net sales of $5,513.7 million, a 0.2% increase from the prior year, primarily due to contributions from recent acquisitions. These factors helped to offset softening market conditions and a deflationary pricing environment in steel framing.
•Generated net income of $115.5 million, a 58.2% decrease from the prior year, primarily due to a $42.5 million impairment of goodwill for our Ames reporting unit, as further discussed below; increased selling, general and administrative expenses, driven by incremental expense from recent acquisitions and operating cost inflation, partially offset by costs savings from our cost reduction initiatives and reduced activity from changes in demand; gross margin contraction; and an increase in depreciation and amortization due to recent acquisitions. Net income as a percentage of sales was 2.1% and 5.0% during fiscal 2025 and 2024, respectively.
•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 7) of $500.9 million, an 18.6% decrease from the prior fiscal year. Adjusted EBITDA, as a percentage of net sales, decreased to 9.1% as compared to 11.2% for the prior year, primarily due to gross margin contraction and the increased selling, general and administrative expenses discussed above.
•Completed three acquisitions and opened four new branches (“greenfields”), increasing the Company’s geographic footprint and product offerings.
•Approved an expanded share repurchase program, in which we are now authorized to repurchase up to $250.0 million of our outstanding common stock. We repurchased $164.1 million of our common stock pursuant to our share repurchase programs and had $192.0 million of remaining purchase authorization as of April 30, 2025.
Acquisitions and Greenfields
Acquisitions
On May 1, 2024, we acquired Howard & Sons Building Materials, Inc. (“Howard & Sons”), a distributor of wallboard, steel framing and complementary products from a single location in Pomona, California.
On July 2, 2024, we acquired Yvon Building Supply, Inc., Yvon Insulation Corporation, Yvon Insulation Windsor, Laminated Glass Technologies, Inc., and Right Fit Foam Insulation Ltd. (collectively, “Yvon”). Yvon provides drywall, insulation, steel, ceilings and other complementary products and related services, including installed insulation. Yvon operates through seven locations across Greater Toronto and Ontario, Canada. We funded this transaction with cash on hand and borrowings under its asset based revolving credit facility (the “ABL Facility”). We also entered into contingent consideration arrangements that are based on purchases of certain customers and are payable in cash over five years.
On August 26, 2024, the Company acquired R.S. Elliott Specialty Supply, Inc. (“R.S. Elliott”), a leading regional distributor of stucco, plaster, siding, EIFS and related construction supplies, servicing markets across Florida from five locations in Orlando, Wildwood, Tampa, West Palm Beach and Jacksonville.

Subsequent to the end of our fiscal year in June 2025, we acquired The Lutz Company, a supplier of complementary products, including EIFS and related cladding supplies, operating from a single location in the Minneapolis, Minnesota metro area.
For more information regarding our acquisitions, see Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Greenfields
During fiscal 2025, we opened greenfield locations in Summerville, South Carolina; Middleton, Massachusetts; Clackamas, Oregon; and Owens Sound, Ontario. Subsequent to the end of our fiscal year in June 2025, we opened a greenfield location in Nashville, Tennessee.
Cost Reduction Initiatives
During fiscal 2025, the Company implemented strategic cost reduction plans to improve operational efficiency, including reductions in workforce and the closure of four distribution centers. The Company recorded $13.5 million of onetime costs during fiscal 2025 related to these plans, which included $10.1 million of severance and other employee costs and $3.4 million for impairment of operating lease right-of-use assets. The cost reduction plans are expected to result in approximately $55 million annualized cost savings.
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
Market Conditions and Outlook
Commercial
After two years of solid demand for commercial projects in most of the sectors that GMS serves, demand in this end market deteriorated during fiscal 2025, resulting from an uncertain economic climate and a challenging financing environment for many commercial projects. While a number of projects have been delayed or cancelled for now, construction to support certain commercial applications, including medical and governmental projects, particularly those associated with reshoring activities and those driven by governmental programs, such as development associated with the CHIPS Act of 2022, continue. Larger, privately-funded “mega” projects and data center construction demand are also favorable in this environment. Looking forward, financing availability and cost, coupled with labor constraints, other inflationary pressures and general policy-related economic uncertainty, appear to be headwinds until market conditions improve.
Both we and our commercial contractor customers face inflationary pressures for labor, certain building products and other miscellaneous expenses.
Residential – Single-Family
Single-family starts began to pull back in the summer of 2022 amid rising interest rates coupled with broader macroeconomic and other affordability concerns. As a result, a slowdown in demand for single-family construction products followed, and we began to see its impacts in our results during the latter half of fiscal 2023 for most of our geographic regions. After mortgage rates peaked in October 2023, they moderated slightly and sentiment from many of our homebuilder customers improved as the market favorably adjusted to the current rates, particularly with the support of incentives from larger homebuilders. In the fourth quarter of fiscal 2024, year-over-year wallboard volume growth for single-family housing units turned positive for the first time since the fall of 2022 and was again positive in the first half of fiscal 2025. Despite that indication of pent-up demand however, since that time, affordability challenges, driven in part by high mortgage rates, coupled with widespread uncertainty, heightened by questions around the scope and scale of potential tariffs and other policy decisions, have curtailed demand for this end market. As a result of these issues, while we continue to believe that solid underlying demand fundamentals remain, punctuated by a marked structural undersupply of both new and existing homes, we expect single-family housing starts to remain muted in the near term.
Residential – Multi-Family
Given the structural need for additional residential housing units, coupled with affordability concerns for prospective homebuyers and a lack of existing homes for sale, multi-family construction activity was robust throughout calendar 2023 and into the fourth quarter of fiscal 2024. However, given a significant decline in starts, demand for our products in this end market declined year-over-year during fiscal 2025.
Although stable or rising rents in most geographies provide optimism for further development in this end market, high interest rates and suppressed real estate lending continue to constrain projects in the near term. More broadly, the solid underlying demand fundamentals of the housing market, including favorable demographics, low levels of supply of new homes, a chronic undersupply of homes in general, and easing regulatory constraints for development are expected to provide support for the residential multi-family markets in the longer term.

Factors and Trends Affecting our Operating Results
General Economic Conditions
Our business is sensitive to changes in general economic conditions, including conditions in the United States and Canadian commercial construction and housing markets. These markets are highly dependent upon new construction and, to a lesser extent, R&R activities, and are subject to cyclical market changes. Certain developments, such as inflation, higher interest rates, labor costs and availability, trade policies (including with respect to tariffs on imported goods), have led to a more challenging economic environment and have contributed to a slowdown in our end markets in fiscal 2025. Looking forward, financing rates, availability of additional financing and inflationary pressures could continue to dampen new activity. However, we believe that several factors, including the current high levels of home equity, the fundamental undersupply of housing, R&R activity, and demographic shifts, among others, will support demand for our products.
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
Commercial R&R
We believe commercial R&R spending is typically more stable than new commercial construction activity. Commercial R&R spending is driven by several factors, including commercial real estate prices and rental rates, office and retail vacancies, government spending and interest rates. Commercial R&R spending is also driven by commercial lease expirations and renewals, as well as tenant turnover. Such events often result in repair, reconfiguration and/or upgrading of existing commercial space. As such, the commercial R&R market has historically been less volatile than commercial new construction. Moreover, commercial R&R is also impacted by financing cost and availability, albeit to a lesser degree.
Residential New Construction
Residential construction activity is driven by several factors, including the overall economic outlook, employment, income growth, home prices, availability of mortgage financing and related government regulations, interest rates and consumer confidence, among others.

Residential R&R
Residential R&R activity is typically more stable than new construction activity. The primary drivers of residential R&R spending include changes in existing home prices and availability, existing home sales, the average age of the housing stock, consumer confidence and interest rates. With mortgage rates near multi-year highs, many homeowners who secured a lower interest mortgage are inclined to stay longer in existing homes, which could continue to benefit R&R demand over the near-to-medium term.
Price and Mix Changes
Prices for certain of our products are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, and periodic delays in delivery. Certain products we distribute have recently seen extreme price volatility. Price inflation may impact demand for these products, while price deflation may reduce our net sales and compress our margins. There is no assurance that we can successfully pass on price increases from our vendors to our customers and this has been increasingly difficult as demand has softened in our end markets. In addition, we may experience changes in our customer mix or in our product mix. Our operating results may be negatively impacted if customers require more lower-margin products from us and fewer higher-margin products.
Acquisitions
Our results of operations are impacted by acquisitions, as we complement our organic growth strategy with acquisitions. We completed three acquisitions during fiscal 2025, three acquisitions during fiscal 2024 and four acquisitions during fiscal 2023. We believe that opportunities exist to expand our geographic footprint by executing additional strategic acquisitions and we consistently strive to maintain an extensive and active acquisition pipeline. See Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding our business acquisitions.

Results of Operations
A discussion regarding our results of operations and financial condition for the year ended April 30, 2025 compared to the year ended April 30, 2024 is presented below. A discussion regarding our results of operations and financial condition for the year ended April 30, 2024 compared to the year ended April 30, 2023 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, filed with the Securities and Exchange Commission on June 20, 2024.
The following table summarizes key components of our results of operations:

	Year Ended April 30,
	2025	2024	2023
	(dollars in thousands)
Statement of operations data:
Net sales	$5,513,738	$5,501,907	$5,329,252
Cost of sales (exclusive of depreciation and amortization shown separately below)	3,791,714	3,726,806	3,603,307
Gross profit	1,722,024	1,775,101	1,725,945
Operating expenses (income):
Selling, general and administrative expenses	1,265,253	1,198,899	1,093,827
Depreciation and amortization	164,148	133,362	126,907
Impairment of goodwill	42,454	—	—
Gain on sale of business	(7,393)	—	—
Total operating expenses	1,464,462	1,332,261	1,220,734
Operating income	257,562	442,840	505,211
Other (expense) income:
Interest expense	(89,080)	(75,461)	(65,843)
Write-off of debt discount and deferred financing fees	—	(2,075)	—
Other income, net	5,813	8,862	8,135
Total other expense, net	(83,267)	(68,674)	(57,708)
Income before taxes	174,295	374,166	447,503
Provision for income taxes	58,826	98,087	114,512
Net income	$115,469	$276,079	$332,991
Non-GAAP measures:
Adjusted EBITDA(1)	$500,922	$615,454	$665,696
Adjusted EBITDA margin(1)(2)	9.1%	11.2%	12.5%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “Non-GAAP Measures” in this Item 7 for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a discussion of why we believe these measures are useful.
(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.

Net Sales

	Year Ended April 30,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Wallboard	$2,198,363	$2,263,337	$(64,974)	(2.9)%
Complementary products	1,725,908	1,650,689	75,219	4.6%
Steel framing	796,155	892,730	(96,575)	(10.8)%
Ceilings	793,312	695,151	98,161	14.1%
Total net sales	$5,513,738	$5,501,907	$11,831	0.2%
The following table presents the impact of changes in volume and pricing on net sales of wallboard, steel framing and ceilings products during the year ended April 30, 2025 compared to the prior year:

	Volume	Price/Mix
Wallboard	(3.7)%	0.8%
Steel framing	(0.4)%	(10.4)%
Ceilings	6.1%	8.0%

The increase in net sales during our fiscal year ended April 30, 2025 compared to the prior fiscal year was primarily due to contributions from recent acquisitions. These factors helped to partially offset softened demand across our end markets, price deflation in steel framing and unfavorable weather conditions. The increase in net sales consisted of the following:

•an increase in ceilings sales, which are principally impacted by commercial construction activity, primarily due to an increase in price/product mix and higher volume driven by positive contributions from acquisitions;

•an increase in complementary products sales, which include tools and fasteners (including automatic taping and finishing (“ATF”) tools), insulation, joint treatment, lumber, exterior envelope applications, including EIFS, and various other specialty building products, primarily due to positive contributions from acquisitions and an increase in pricing in certain product categories;

•partially offset by a decrease in steel framing sales, which are principally impacted by commercial construction activity, primarily due to a decrease in price/product mix; and

•a decrease in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to lower single-family volume, partially offset by an increase in price/product mix.

The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the years ended April 30, 2025 and 2024. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Year Ended April 30,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Net sales	$5,513,738
Recently acquired net sales (1)	(355,454)
Impact of foreign currency (2)	24,193
Base business net sales (3)	$5,182,477	$5,501,907	$(319,430)	(5.8)%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the year ended April 30, 2025, this includes net sales from the following acquisitions: AMW Construction Supply, LLC acquired on October 1, 2023; Kamco Supply Corporation and affiliates acquired on March 1, 2024; Howard & Sons acquired on May 1, 2024; Yvon acquired on July 2, 2024; and R.S. Elliott acquired on August 26, 2024.
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
Gross Profit and Gross Margin

	Year Ended April 30,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Gross profit	$1,722,024	$1,775,101	$(53,077)	(3.0)%
Gross margin	31.2%	32.3%
The decrease in gross profit during the year ended April 30, 2025 compared to the prior year was primarily due to gross margin contraction, partially offset by contributions from recent acquisitions. Gross margin on net sales during the year ended April 30, 2025 decreased from the prior year, primarily due to weakening demand, negative price and cost dynamics, and lower vendor incentive income due to reduced volumes. Included in cost of sales for the years ended April 30, 2025 and 2024 was $0.5 million and $1.6 million, respectively, in non-cash charges to increase acquired inventory to its estimated fair value. These adjustments had a negative effect on both gross profit and gross margin as the related inventory was sold.
Selling, General and Administrative Expenses

	Year Ended April 30,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$1,265,253	$1,198,899	$66,354	5.5%
% of net sales	22.9%	21.8%

Selling, general and administrative expenses include employee compensation and benefits, rent and facility related expenses, fleet related expenses including fuel costs, advertising, and other administrative expenses, such as insurance, legal, accounting and information technology costs. The increase in selling, general and administrative expenses during the year ended April 30, 2025 compared to the prior year was primarily due to $75.9 million of incremental selling, general and administrative expenses from acquisitions. Also contributing was an increase in insurance claims and an increase in severance costs. The increase was partially offset by lower overall operating costs, reflective of realized savings from our cost reduction initiatives and reduced activity from changes in demand. The increase in selling, general and administrative expenses as a percentage of our net sales during the year ended April 30, 2025 compared to the prior year was primarily due to operating cost inflation, steel price deflation, higher insurance claims and impacts from unfavorable weather conditions throughout the year.
Depreciation and Amortization Expense

	Year Ended April 30,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Depreciation	$83,007	$69,206	$13,801	19.9%
Amortization	81,141	64,156	16,985	26.5%
Depreciation and amortization	$164,148	$133,362	$30,786	23.1%
Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets. The increase in depreciation expense during the year ended April 30, 2025 compared to the prior year was primarily due to incremental expense resulting from property and equipment obtained in acquisitions over the past year. The increase in amortization expense during the year ended April 30, 2025 compared to the prior year was primarily due to incremental expense resulting from definite-lived intangible assets obtained in acquisitions over the past year, partially offset by the time-based progression of our use of the accelerated method of amortization for acquired customer relationships.

Impairment of Goodwill
During the three months ended January 31, 2025, we recognized a $42.5 million non-cash impairment charge to write off a portion of the goodwill assigned to our Ames reporting unit in conjunction with an interim goodwill impairment test. After analysis of several factors, including budgeted-to-actual performance, a downward revision to forecasted future cash flows and the prior year excess of fair value over carrying value, we determined it was appropriate to perform an interim goodwill impairment test as of January 31, 2025. The primary factor contributing to the impairment was a decrease in the reporting unit’s forecasted future cash flows, primarily due to softness in the markets the reporting unit operates in stemming from high interest rates and other economic factors as well as a delay in the projected timing of a recovery. Also contributing was an increase in the discount rate and a decrease in market multiples. The impairment charge was equal to the excess of the reporting unit’s carrying value over its fair value. As of April 30, 2025, we had $65.3 million of remaining goodwill assigned to our Ames reporting unit. Deterioration in market conditions or estimated future cash flows in this reporting unit could result in future goodwill impairment. We continue to monitor events and circumstances which may affect the fair value of this reporting unit.
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
Interest Expense

	Year Ended April 30,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Interest expense	$89,080	$75,461	$13,619	18.0%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The increase in interest expense during the year ended April 30, 2025 compared to the prior year was primarily due to an increase in average debt outstanding, driven by our ABL Facility which was drawn down to help fund acquisitions. Also contributing was an increase in finance leases.
Provision for Income Taxes

	Year Ended April 30,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$58,826	$98,087	$(39,261)	(40.0)%
Effective income tax rate	33.8%	26.2%
The change in the effective income tax rate during the year ended April 30, 2025 compared to the prior year was primarily due to the impairment of goodwill which was non-deductible for income tax purposes, state taxes and equity compensation. For information regarding the significant differences between the U.S. federal statutory rate and our effective tax rate, see Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended April 30, 2025.

Liquidity and Capital Resources
Summary
We depend on cash flow from operations, cash on hand and funds available under our ABL Facility to finance working capital needs, capital expenditures and acquisitions. We believe that these sources of funds will be adequate to fund debt service requirements and provide cash, as required, to support our growth strategies, ongoing operations, share repurchases, capital expenditures, lease obligations and working capital for at least the next twelve months and in the long term. We also believe we would be able to take measures to preserve liquidity should there be an economic downturn, recession or other disruption to our business in the future.
As of April 30, 2025, we had available borrowing capacity of approximately $631.3 million under our ABL Facility. The ABL Facility is scheduled to mature on December 22, 2027 and contains a cross default provision with our Term Loan Facility.
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
Cash Flows
The following table sets forth summarized cash flow data:

	Year Ended April 30,
	2025	2024	2023
	(in thousands)
Cash provided by operating activities	$383,574	$433,249	$441,737
Cash used in investing activities	(239,489)	(430,771)	(111,470)
Cash used in financing activities	(255,217)	(437)	(265,609)
Effect of exchange rates on cash and cash equivalents	583	(638)	(1,829)
(Decrease) increase in cash and cash equivalents	$(110,549)	$1,403	$62,829
Operating Activities

The decrease in cash provided by operating activities during the year ended April 30, 2025 compared to the prior year was primarily due to a decrease in net income and an increase in cash paid for interest expense, partially offset by lower cash used for working capital.
Investing Activities
The decrease in cash used in investing activities during the year ended April 30, 2025 compared to the prior year was primarily due to a $172.1 million decrease in cash used for acquisitions, a $9.8 million decrease in capital expenditures and a $14.6 million increase in proceeds from sale of assets, primarily related to $12.5 million of cash received from the sale of our installed insulation contracting business.
Capital expenditures during the years ended April 30, 2025, 2024 and 2023 primarily consisted of building and leasehold improvements, the purchase of vehicles and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods.

Financing Activities
The increase in cash used in financing activities during the year ended April 30, 2025 compared to the prior year was primarily due to net repayments of $42.5 million under the ABL Facility during the year ended April 30, 2025, compared to net borrowings of $160.0 million during the prior year. Also contributing to the increase was a $49.1 million increase in repurchases of common stock during the year ended April 30, 2025 and a $4.9 million increase in payments of principal on finance lease obligations.
Contractual Obligations
The following table sets forth our contractual obligations and commitments as of April 30, 2025:

		Year Ending April 30,
	Total	2026	2027	2028	2029	2030	Thereafter
	(in thousands)
Long-term debt(1)	$1,078,749	$8,568	$7,119	$232,523	$6,988	$355,976	$467,575
Interest on long-term debt(2)	261,134	62,062	61,730	57,088	47,875	31,355	1,024
Finance leases(3)	220,013	59,496	53,310	44,657	32,267	20,616	9,667
Operating leases(4)	435,877	74,693	69,373	59,431	51,509	40,403	140,468
Total	$1,995,773	$204,819	$191,532	$393,699	$138,639	$448,350	$618,734
___________________________________
(1)Long-term debt includes principal payments on outstanding debt obligations. Long-term debt excludes unamortized discounts and deferred financing fees. As of April 30, 2025, long-term debt outstanding consisted of $492.5 million of our Term Loan Facility due May 2030, $350.0 million under our Senior Notes due May 2029, $225.5 million under our ABL Facility due December 2027 and $10.8 million of installment notes due in annual installments through 2029.
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
We lease certain office and warehouse facilities and equipment, some of which provide renewal options. Rent expense for operating leases, which may have escalating rents over the terms of the leases, is recorded on a straight-line basis over the minimum lease terms. Rent expense for operating leases, including variable costs, approximated $98.5 million, $82.5 million, and $76.8 million for the fiscal years ended April 30, 2025, 2024 and 2023, respectively. As existing leases expire, we anticipate such leases will be renewed or replaced with other leases that are substantially similar in terms and that are consistent with market rates at the time of renewal.
During fiscal 2025, 2024 and 2023, we recorded $71.0 million, $77.5 million and $59.7 million, respectively, for finance lease obligations for equipment and vehicles. We expect to continue to enter into finance lease obligations for equipment and vehicles in fiscal 2026.

Share Repurchase Program
On December 2, 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $250.0 million (such new repurchase program, the “2024 Repurchase Plan”). The 2024 Repurchase Plan replaced the Company’s previous share repurchase authorization of $250.0 million under its 2023 repurchase plan, which commenced in October 2023. See Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information regarding the 2024 Repurchase Plan.
We repurchased 1.9 million shares of our common stock during the fiscal year ended April 30, 2025 for $164.1 million under our share repurchase programs at an average cost per share of $85.27, plus $1.4 million for excise taxes. As of April 30, 2025, we had $192.0 million of remaining purchase authorization under our 2024 Repurchase Plan.
Debt Covenants
The ABL Facility, the Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the ABL Facility, the Term Loan Facility and the indenture governing the Senior Notes. We were in compliance with all such covenants as of April 30, 2025.
Off Balance Sheet Arrangements
As of April 30, 2025, we did not have any relationships with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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
Effect if Actual Results Differ. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are inherently uncertain. As a result, actual results may differ from estimates. During the year ended April 30, 2025, we recorded measurement period adjustments related to our acquisitions that changed preliminary goodwill. See Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding measurement period adjustments.
Goodwill and Indefinite-Lived Intangible Assets
Description. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year (February 1) or when events and circumstances indicate goodwill or indefinite-lived intangible assets might be impaired. Impairment testing of goodwill is required at the reporting unit level. We may first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. The quantitative goodwill impairment test involves comparing the estimated fair value of our reporting units with the reporting unit’s carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill assigned to the reporting unit. We evaluate our reporting units on an annual basis or when events or circumstances indicate our reporting units might change.
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
Effect if Actual Results Differ From Assumptions. As of April 30, 2025, we had $881.3 million of goodwill and $84.4 million of indefinite-lived intangible assets. Of the total goodwill, $816.0 million was assigned to our nine geographic reporting units (Central, Midwest, New York, Northeast, Southern, Southeast, Southwest, Western and Canada) and $65.3 million was assigned to our Ames reporting unit.
During the three months ended January 31, 2025, we recognized a $42.5 million non-cash impairment charge to write off a portion of the goodwill assigned to our Ames reporting unit in conjunction with an interim goodwill impairment test. After analysis of several factors, including budgeted-to-actual performance, a downward revision to forecasted future cash flows and the prior year excess of fair value over carrying value, we determined it was appropriate to perform an interim goodwill impairment test as of January 31, 2025. The primary factor contributing to the impairment was a decrease in the reporting unit’s forecasted future cash flows, primarily due to softness in the markets the reporting unit operates in stemming from high interest rates and other economic factors as well as delay in the projected timing of a recovery. Also contributing was an increase in the discount rate and a decrease in market multiples. The impairment charge was equal to the excess of the reporting unit’s carrying value over its fair value.
Our fiscal 2025 impairment test indicated the fair value of our New York reporting unit exceeded its carrying value by approximately 2%. If a hypothetical increase of 100 basis points in the discount rate was applied in our fiscal 2025 impairment test, the carrying value of our New York reporting unit would have hypothetically exceeded the estimated fair value. We continue to monitor events and circumstances which may affect the fair value of each reporting unit.
Examples of events or circumstances that could have a negative effect on the estimated fair values of the Ames reporting unit and New York reporting unit and result in future impairments include (i) changes in industry or market conditions; (ii) deterioration of future cash flows or operating performance; (iii) a prolonged weakness in general economic conditions; (iv) unanticipated changes in technology or customer demands; (v) a sustained decrease in share price; (vi) volatility in the equity and debt markets which could result in a higher discount rate; and (vi) the inability to execute our growth strategy. Although management believes that the estimates used in the evaluation of goodwill are reasonable, if the assumptions used in the impairment analysis are not met or materially change, it could cause goodwill to be impaired.

Based on a qualitative assessment, our fiscal 2025 impairment test indicated that it is not likely that the fair values of our other reporting units are less than their carrying amount. Our annual impairment test during the fourth quarter of fiscal 2024 and fiscal 2023 indicated that the Ames reporting unit was at risk of failing the goodwill impairment test and the estimated fair values of our other reporting units significantly exceeded their carrying values. Our impairment tests for indefinite-lived intangible assets for fiscal 2025, 2024 and 2023 indicated no impairment. There have been no significant events since our fiscal 2025 impairment tests that would have triggered additional impairment testing.
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
We record amounts for uncertain tax positions that management believes are supportable but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments could materially affect amounts recognized related to income tax uncertainties and may affect our results of operations or financial position. We believe our assumptions for estimates continue to be reasonable, although actual results may have a positive or negative impact on the balances of such tax positions. Historically, the variation of estimates to actual results is immaterial and material variation is not expected in the future.
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
The following is a reconciliation of our net income to Adjusted EBITDA:

	Year Ended April 30,
	2025	2024	2023
	(in thousands)
Net income	$115,469	$276,079	$332,991
Interest expense	89,080	75,461	65,843
Write-off of debt discount and deferred financing fees	—	2,075	—
Interest income	(919)	(1,754)	(1,287)
Provision for income taxes	58,826	98,087	114,512
Depreciation expense	83,007	69,206	61,177
Amortization expense	81,141	64,156	65,730
Impairment of goodwill	42,454	—	—
Stock appreciation expense(a)	2,296	5,391	7,703
Redeemable noncontrolling interests(b)	1,260	1,427	1,178
Equity-based compensation(c)	15,646	15,618	13,217
Severance and other permitted costs(d)	11,851	2,628	2,788
Transaction costs (acquisitions and other)(e)	3,920	4,856	1,961
Gain on disposal of assets(f)	(5,476)	(729)	(1,413)
Effects of fair value adjustments to inventory(g)	485	1,633	1,123
Change in fair value of contingent consideration(h)	1,882	—	—
Debt transaction costs(i)	—	1,320	173
Adjusted EBITDA	$500,922	$615,454	$665,696

Net sales	$5,513,738	$5,501,907	$5,329,252
Adjusted EBITDA Margin	9.1%	11.2%	12.5%
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. A significant portion of our outstanding debt bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities, as well as through hedging activities, such as entering into interest rate derivative agreements. Excluding the impact of interest rate derivative agreements, each 1% increase in interest rates on the Term Loan Facility would increase our annual interest expense by approximately $4.9 million based on the aggregate principal amount outstanding under the Term Loan Facility as of April 30, 2025. Assuming the ABL Facility was fully drawn, each 1% increase in interest rates would result in a $9.5 million increase in our annual interest expense on the ABL Facility. As of April 30, 2025, $492.5 million aggregate principal amount was outstanding under the Term Loan Facility and $225.5 million aggregate principal amount was outstanding under the ABL Facility.
Foreign Currency Risk
We are exposed to foreign currency exchange rate fluctuations for our operations in Canada, which can adversely impact our net income and cash flows. Approximately 14% of our net sales during the year ended April 30, 2025 were derived from sales to customers in Canada. These operations are primarily conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect reported net sales, net income and cash flows. We currently do not enter into financial instruments to manage this foreign currency translation risk.
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

Item 8. Financial Statements and Supplementary Data
GMS Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GMS Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GMS Inc. (the Company) as of April 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 18, 2025 expressed an unqualified opinion thereon.

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

Interim Quantitative Goodwill Impairment Assessment for the Ames Reporting Unit
Description of the Matter	As of April 30, 2025, the Company’s consolidated goodwill balance was $881.3 million. The goodwill assigned to the Ames reporting unit was $65.3 million after recognition of an impairment charge of $42.5 million. As explained in Note 5 to the consolidated financial statements, the Company tests goodwill for impairment annually during its fiscal fourth quarter, and whenever events or changes in circumstances indicate the estimated fair value of a reporting unit may no longer exceed the carrying amount.

The Company identified a decrease in the future cash flows for the Ames reporting unit and performed an interim impairment assessment as of January 31, 2025. The Company estimated the fair value of the Ames reporting unit using a combination of the income and market approaches to perform the impairment test. We identified as a critical audit matter the assessment of the Company’s projected cash flows utilized in the interim quantitative goodwill impairment assessment for the Ames reporting unit.

Auditing management’s interim goodwill impairment test and resulting impairment charge for the Ames reporting unit required judgment due to the estimation required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as management’s net sales and cost of sales forecasts, discount rate, forecasted EBITDA margin and EBITDA multiples which are affected by expectations about future market or economic conditions and the economic performance of the Ames reporting unit.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to test the Ames reporting unit’s goodwill balance for impairment, including controls over the valuation of the Company’s Ames reporting unit and development of the significant assumptions described above.

To test the estimated fair value of the Ames reporting unit used in the interim goodwill impairment test, our audit procedures included, among others, assessing the methodologies used by the Company to determine the fair value of the reporting unit, testing the significant assumptions discussed above and testing the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to historical results and current industry and economic trends. We also evaluated any identified contrary evidence, assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we utilized more experienced members of the audit team and involved our internal valuation specialists to assist in the evaluation and testing of the significant valuation assumptions discussed above.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Atlanta, Georgia
June 18, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GMS Inc.
Opinion on Internal Control over Financial Reporting
We have audited GMS Inc.’s internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GMS Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Howard & Sons Building Materials, Inc., Yvon Building Supply, Inc., Yvon Insulation Corporation, Yvon Insulation Windsor, Laminated Glass Technologies, Inc., Right Fit Foam Insulation Ltd., and R.S. Elliott Specialty Supply, Inc., which are included in the 2025 consolidated financial statements of the Company and constituted 7% of total assets as of April 30, 2025 and 3% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Howard & Sons Building Materials, Inc., Yvon Building Supply, Inc., Yvon Insulation Corporation, Yvon Insulation Windsor, Laminated Glass Technologies, Inc., Right Fit Foam Insulation Ltd., and R.S. Elliott Specialty Supply, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2025, and the related notes and our report dated June 18, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Atlanta, Georgia
June 18, 2025

GMS Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	April 30, 2025	April 30, 2024
Assets
Current assets:
Cash and cash equivalents	$55,599	$166,148
Trade accounts and notes receivable, net of allowances of $12,947 and $16,930, respectively	835,888	849,993
Inventories, net	586,191	580,830
Prepaid expenses and other current assets	42,438	42,352
Total current assets	1,520,116	1,639,323
Property and equipment, net of accumulated depreciation of $369,343 and $309,850, respectively	524,008	472,257
Operating lease right-of-use assets	325,977	251,207
Goodwill	881,334	853,767
Intangible assets, net	536,716	502,688
Deferred income taxes	24,568	21,890
Other assets	18,548	18,708
Total assets	$3,831,267	$3,759,840
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$431,494	$420,237
Accrued compensation and employee benefits	126,442	125,610
Other accrued expenses and current liabilities	127,396	111,204
Current portion of long-term debt	57,901	50,849
Current portion of operating lease liabilities	54,325	49,150
Total current liabilities	797,558	757,050
Non-current liabilities:
Long-term debt, less current portion	1,206,445	1,229,726
Long-term operating lease liabilities	279,373	204,865
Deferred income taxes, net	76,483	62,698
Other liabilities	51,228	44,980
Total liabilities	2,411,087	2,299,319
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 38,164 and 39,754 shares issued and outstanding as of April 30, 2025 and 2024, respectively	381	397
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of April 30, 2025 and 2024	—	—
Additional paid-in capital	189,216	334,596
Retained earnings	1,272,516	1,157,047
Accumulated other comprehensive loss	(41,933)	(31,519)
Total stockholders’ equity	1,420,180	1,460,521
Total liabilities and stockholders’ equity	$3,831,267	$3,759,840
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share data)

	Year Ended April 30,
	2025	2024	2023
Net sales	$5,513,738	$5,501,907	$5,329,252
Cost of sales (exclusive of depreciation and amortization shown separately below)	3,791,714	3,726,806	3,603,307
Gross profit	1,722,024	1,775,101	1,725,945
Operating expenses (income):
Selling, general and administrative	1,265,253	1,198,899	1,093,827
Depreciation and amortization	164,148	133,362	126,907
Impairment of goodwill	42,454	—	—
Gain on sale of business	(7,393)	—	—
Total operating expenses	1,464,462	1,332,261	1,220,734
Operating income	257,562	442,840	505,211
Other (expense) income:
Interest expense	(89,080)	(75,461)	(65,843)
Write-off of debt discount and deferred financing fees	—	(2,075)	—
Other income, net	5,813	8,862	8,135
Total other expense, net	(83,267)	(68,674)	(57,708)
Income before taxes	174,295	374,166	447,503
Provision for income taxes	58,826	98,087	114,512
Net income	$115,469	$276,079	$332,991
Weighted average common shares outstanding:
Basic	38,928	40,229	41,904
Diluted	39,503	40,906	42,592
Net income per common share:
Basic	$2.97	$6.86	$7.95
Diluted	$2.92	$6.75	$7.82

Comprehensive income:
Net income	$115,469	$276,079	$332,991
Other comprehensive income (loss):
Foreign currency translation adjustments	(355)	58	(30,088)
Intra-entity transactions that are of a long-term investment nature, net of tax	(1,958)	(4,929)	—
Changes in derivative financial instruments, net of tax	(8,101)	8,481	1,002
Total other comprehensive income (loss)	(10,414)	3,610	(29,086)
Comprehensive income	$105,055	$279,689	$303,905

The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 30, 2022	42,773	$428	$522,136	$547,977	$(6,043)	$1,064,498
Net income	—	—	—	332,991	—	332,991
Repurchase and retirement of common stock	(2,271)	(23)	(110,753)	—	—	(110,776)
Other comprehensive loss, net of tax	—	—	—	—	(29,086)	(29,086)
Equity-based compensation	—	—	13,217	—	—	13,217
Exercise of stock options	280	3	4,712	—	—	4,715
Vesting of restricted stock units	110	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(4,005)	—	—	(4,005)
Issuance of common stock pursuant to employee stock purchase plan	79	1	3,202	—	—	3,203
Balances as of April 30, 2023	40,971	410	428,508	880,968	(35,129)	1,274,757
Net income	—	—	—	276,079	—	276,079
Repurchase and retirement of common stock	(1,702)	(17)	(116,422)	—	—	(116,439)
Other comprehensive income, net of tax	—	—	—	—	3,610	3,610
Equity-based compensation	—	—	15,618	—	—	15,618
Exercise of stock options	276	2	6,334	—	—	6,336
Vesting of restricted stock units	120	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(4,026)	—	—	(4,026)
Issuance of common stock pursuant to employee stock purchase plan	89	1	4,585	—	—	4,586
Balances as of April 30, 2024	39,754	397	334,596	1,157,047	(31,519)	1,460,521
Net income	—	—	—	115,469	—	115,469
Repurchase and retirement of common stock	(1,925)	(19)	(165,483)	—	—	(165,502)
Other comprehensive loss, net of tax	—	—	—	—	(10,414)	(10,414)
Equity-based compensation	—	—	15,646	—	—	15,646
Exercise of stock options	131	1	3,498	—	—	3,499
Vesting of restricted stock units	120	1	(1)	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(5,006)	—	—	(5,006)
Issuance of common stock pursuant to employee stock purchase plan	84	1	5,966	—	—	5,967
Balances as of April 30, 2025	38,164	$381	$189,216	$1,272,516	$(41,933)	$1,420,180
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended April 30,
	2025	2024	2023
Cash flows from operating activities:
Net income	$115,469	$276,079	$332,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,148	133,362	126,907
Impairment of goodwill	42,454	—	—
Write-off and amortization of debt discount and debt issuance costs	1,774	4,704	1,468
Equity-based compensation	19,202	22,436	22,098
Gain on sale of business and disposal of assets, net	(5,476)	(729)	(1,413)
Deferred income taxes	(8,628)	3,685	220
Other items, net	10,473	8,766	13,270
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	54,846	(26,573)	(37,024)
Inventories	2,763	17,067	(16,802)
Prepaid expenses and other assets	(549)	(18,652)	1,367
Accounts payable	(8,687)	22,147	6,665
Accrued compensation and employee benefits	828	5,795	11,754
Other accrued expenses and liabilities	(5,043)	(14,838)	(19,764)
Cash provided by operating activities	383,574	433,249	441,737
Cash flows from investing activities:
Purchases of property and equipment	(47,490)	(57,247)	(52,672)
Proceeds from sale of business and sale of assets	17,293	2,668	2,879
Acquisition of businesses, net of cash acquired	(204,092)	(376,192)	(61,677)
Other investing activities	(5,200)	—	—
Cash used in investing activities	(239,489)	(430,771)	(111,470)
Cash flows from financing activities:
Repayments on revolving credit facility	(1,657,599)	(605,409)	(647,247)
Borrowings from revolving credit facility	1,615,132	765,373	546,113
Payments of principal on long-term debt	(4,988)	(2,500)	(5,110)
Payments of principal on finance lease obligations	(46,720)	(41,786)	(35,845)
Borrowings from term loan amendments	—	390,574	—
Repayments of term loan amendments	—	(390,076)	—
Repurchases of common stock	(165,502)	(116,439)	(110,776)
Payment of acquisition holdback liability	—	—	(13,500)
Debt issuance costs	—	(7,070)	(3,157)
Proceeds from exercises of stock options	3,499	6,336	4,715
Payments for taxes related to net share settlement of equity awards	(5,006)	(4,026)	(4,005)
Proceeds from issuance of stock pursuant to employee stock purchase plan	5,967	4,586	3,203
Cash used in financing activities	(255,217)	(437)	(265,609)
Effect of exchange rates on cash and cash equivalents	583	(638)	(1,829)
(Decrease) increase in cash and cash equivalents	(110,549)	1,403	62,829
Cash and cash equivalents, beginning of year	166,148	164,745	101,916
Cash and cash equivalents, end of year	$55,599	$166,148	$164,745
Supplemental cash flow disclosures:
Cash paid for income taxes	$63,168	$120,352	$110,366
Cash paid for interest	87,996	70,798	61,752
The accompanying notes are an integral part of these consolidated financial statements.

GMS Inc.
Notes to Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Founded in 1971, GMS Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” “GMS” or the “Company”), through its wholly owned operating subsidiaries, operates a network of more than 320 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. The Company also operates nearly 100 tool sales, rental and service centers. Through these operations, the Company provides a comprehensive selection of building products and solutions for its residential and commercial contractor customer base across the United States and Canada. The Company’s operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling the Company to generate significant economies of scale while maintaining high levels of customer service.
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
Business Combinations
The Company accounts for business combinations by recognizing the assets acquired and liabilities assumed at the acquisition date fair value. In valuing certain acquired assets and liabilities, fair value estimates use Level 3 inputs, including future expected cash flows and discount rates. Goodwill is measured as the excess of consideration transferred over the fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments arising from new facts and circumstances are recorded to the Consolidated Statements of Operations and Comprehensive Income. The results of operations of acquisitions are reflected in the Company’s Consolidated Financial Statements from the date of acquisition. Transaction costs associated with acquisitions are expensed as incurred and are included as a component of selling, general and administrative expense within the Consolidated Statements of Operations and Comprehensive Income.

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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
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

Intangible Assets
Intangible assets consist of customer relationships, trade names and other assets acquired in conjunction with the purchases of businesses or purchases of assets from other companies. The Company typically uses an income method to estimate the acquisition date fair value of intangible assets obtained through a business combination, which is based on forecasts of the expected future cash flows attributable to the respective assets. When management determines material intangible assets are acquired in conjunction with the purchase of a business, the Company determines the fair values of the identifiable intangible assets by considering management’s own analysis and an independent third-party valuation specialist’s appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives. Intangible assets determined to have indefinite lives are tested for impairment annually during the fourth quarter of the Company’s fiscal year or when events and circumstances indicate that it is more likely than not that the asset is impaired.
Long-Lived Assets
The Company evaluates the recoverability of long-lived assets, including property and equipment, operating lease right-of-use (“ROU”) assets and definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss if the carrying amount is not recoverable through the undiscounted cash flows and measures an impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell and are recorded within prepaid expenses and other current assets in the Consolidated Balance Sheets. The Company classifies assets as held for sale if it commits to a plan to sell the asset within one year and actively markets the asset in its current condition for a price that is reasonable in comparison to its estimated fair value.
Investments
The Company accounts for investments in equity securities where it does not have significant influence over the investee using the cost method. The carrying amount of investments in equity securities was $5.2 million as of April 30, 2025 and is included in other assets in the Consolidated Balance Sheet.
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
The Company determines if an arrangement is a lease at inception and evaluates whether the lease meets the classification criteria of a finance or operating lease. Operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term operating lease liabilities in the Consolidated Balance Sheets. Finance leases

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
are included in property and equipment, current portion of long-term debt and long-term debt in the Consolidated Balance Sheets. Leases with a lease term of 12 months or less at inception are not recorded in the Consolidated Balance Sheets.
Lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. If readily determinable, the rate implicit in the lease is used to discount lease payments to present value. For leases in which the implicit rate is not readily determinable, the Company uses its incremental borrowing rate in determining the present value of future payments. The Company determines its incremental borrowing rate based on the applicable lease terms and the current economic environment. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. Lease ROU assets also include any lease payments made in advance and exclude lease incentives and initial direct costs incurred. Some of the Company’s lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvements funding or other lease concessions. Lease expense is recognized on a straight-line basis based on the fixed component over the lease term. Reductions in ROU assets and changes in lease liabilities are presented on a net basis within other non-current assets and liabilities within the operating section of the Company’s Consolidated Statement of Cash Flows. Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs for leased facilities and vehicles and equipment, which are expensed as incurred. The Company also made the accounting policy election to not separate lease components from non-lease components related to its fleet of vehicles.
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
The following table presents the Company’s aggregate liabilities for medical self-insurance, general liability, automobile and workers’ compensation and the expected recoveries. Liabilities for medical self-insurance are included in other accrued expenses and current liabilities. Reserves for general liability, automobile and workers’ compensation are included in other accrued expenses and current liabilities and other liabilities in the Consolidated Balance Sheets. Expected recoveries for insurance liabilities are included in prepaid expenses and other current assets and other assets in the Consolidated Balance Sheets.

	April 30,
	2025	2024
	(in thousands)
Medical self-insurance	$5,769	$6,067
General liability, automobile and workers’ compensation	34,166	22,731
Expected recoveries for insurance liabilities	(7,357)	(3,746)
Restructuring
The Company recognizes a liability for costs associated with an exit or disposal activity when the liability is incurred. After the appropriate level of management approves the detailed restructuring plan and the criteria for recognition are met, the Company establishes accruals for employee termination and other costs, as applicable. During fiscal 2025, the Company recorded $13.5 million of restructuring costs as part of a strategic cost reduction plan to improve operational efficiency, primarily in its geographic divisions segment, which included $10.1 million of severance and other employee costs in connection with a reduction in workforce and $3.4 million for impairment of operating lease ROU assets in connection with the closure of certain facilities. As of April 30, 2025, $0.3 million of costs related to the reductions in workforce were remaining accrued. Restructuring costs are classified within selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Cost of Sales
Cost of sales reflects the direct cost of goods purchased from third parties, rebates earned from vendors, adjustments for inventory reserves and the cost of inbound freight.
Vendor Rebates
Typical arrangements with vendors provide for the Company to receive a rebate of a specified amount after it achieves certain measures generally related to the volume of the Company’s purchases over a period of time. The Company records these rebates to effectively reduce its cost of sales in the period in which the Company sells the product. Throughout the year, the Company estimates the amount of rebates receivable for the periodic programs based upon the expected level of purchases. The Company accrues for the receipt of vendor rebates based on purchases and reduces inventory to reflect the deferral of cost of sales.
Selling, General and Administrative Expenses

Selling, general and administrative expenses include employee compensation and benefits, rent and facility related expenses, fleet related expenses including fuel costs, advertising, and other administrative expenses, such as insurance, legal, accounting and information technology costs. Selling, general and administrative expenses included delivery expenses of $356.9 million, $352.5 million and $324.9 million during the years ended April 30, 2025, 2024 and 2023, respectively.
Advertising Expense
The cost of advertising is expensed as incurred and included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. Advertising expenses were $8.2 million, $7.4 million and $6.0 million during the years ended April 30, 2025, 2024 and 2023, respectively.
Equity-Based Compensation
As of April 30, 2025, the Company had various stock-based compensation plans, which are more fully described in Note 12, “Equity-Based Compensation.” The Company measures compensation cost for all share-based awards at fair value on the grant date (or measurement date if different) and recognizes compensation expense, net of forfeitures, over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model and determines the fair value of restricted stock units based on the quoted price of GMS common stock on the date of grant.
Sale of Business
On January 31, 2025, the Company sold its Michigan-based installed insulation contracting business, which was a part of the Company’s geographic divisions segment. The Company received $12.5 million of cash and recognized a $7.4 million pre-tax gain on the sale. The Company may receive up to an additional $1.5 million of cash that was held back by the buyer to secure certain of the Company’s indemnification obligations subject to and in accordance with the terms of the purchase agreement, which amount, if any, will be payable 15 months after the transaction date. The gain is included within operating income in the Consolidated Statement of Operations and Comprehensive Income. The cash received is included within proceeds from sale of assets in the Consolidated Statement of Cash Flows.

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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
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
Concentrations of Risk
Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts and notes receivable. The Company assesses the credit standing of counterparties as considered necessary. The Company routinely assesses the financial strength of its customers and generally does not require collateral. Concentrations of credit risk with respect to trade accounts receivable are limited due to the substantial number of geographically diverse customers comprising the Company’s customer base. Additionally, the Company maintains allowances for expected credit losses. The Company does not enter into financial instruments for trading or speculative purposes. As of April 30, 2025 and 2024, no customer accounted for more than 10% of gross accounts receivable.
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
common stock computed in basic earnings per share to include the dilutive effect of Common Stock Equivalents for the period. In periods of net loss, the number of shares used to calculate diluted loss per share is the same as basic net loss per share.
Recently Adopted Accounting Pronouncement
Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance related to reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses regularly provided to the chief operating decision maker (“CODM”). The Company adopted the new guidance for its fiscal year ending April 30, 2025 and applied the guidance retrospectively for all periods presented. Other than additional required disclosures, the adoption of the new guidance did not have an impact on the Company’s consolidated financial statements. See Note 16, “Segment Reporting,” for additional information with respect to segment information.
Recently Issued Accounting Pronouncements
Income Taxes. In December 2023, the FASB issued new guidance to enhance income tax disclosures, primarily through changes in the rate reconciliation and income taxes paid disclosures. The new guidance is effective for fiscal years beginning after December 15, 2024. The new guidance will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and disclosures.
Disaggregation of Income Statement Expenses. In November 2024, the FASB issued new guidance requiring additional disclosures of specified information about certain costs and expenses. The new guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and is to be applied prospectively with the option to adopt retrospectively. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and disclosures.
2. Business Combinations
The Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended April 30, 2025 included $166.8 million of net sales and $2.9 million of net income from acquisitions made in fiscal 2025. The Company recorded transaction costs of $3.9 million, $4.9 million and $2.0 million during the years ended April 30, 2025, 2024 and 2023, respectively.
Fiscal 2025 Acquisitions
In fiscal 2025, the Company completed the following acquisitions, with an aggregate purchase price of $238.8 million. The primary purpose of these transactions was to expand the geographical coverage of the Company and grow the business. The impact of these acquisitions was not material to the Company’s Consolidated Financial Statements.

Company Name	Form of Acquisition	Date of Acquisition
Howard & Sons Building Materials, Inc.	Purchase of net assets	May 1, 2024
Yvon (as defined below)	Purchase of 100% of outstanding common stock	July 2, 2024
R.S. Elliott Specialty Supply, Inc.	Purchase of 100% of outstanding common stock	August 26, 2024
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
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
The following table summarizes the preliminary consideration transferred for the Company’s fiscal 2025 acquisitions:

(in thousands)
Cash	$212,150
Contingent consideration	26,648
Fair value of consideration transferred	$238,798
The preliminary estimated fair value of the Yvon contingent consideration payments was determined using a Monte Carlo simulation which accounts for the probabilities of various outcomes. The contingent consideration will be remeasured to fair value each reporting period with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Income. See Note 14, “Fair Value Measurements,” for more information on the changes in fair value of contingent consideration.
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
The following table summarizes the preliminary acquisition accounting for the Company’s fiscal 2025 acquisitions based on currently available information:

	Initial Acquisition Accounting	Adjustments	Updated Acquisition Accounting
	(in thousands)
Cash	$8,414	$—	$8,414
Trade accounts and notes receivable	51,721	832	52,553
Inventories	10,731	(185)	10,546
Property and equipment	22,392	—	22,392
Operating lease right-of-use assets and other assets	15,826	636	16,462
Intangible assets	102,563	14,000	116,563
Goodwill	83,217	(12,184)	71,033
Accounts payable and other liabilities	(31,483)	(4,957)	(36,440)
Deferred income taxes	(21,230)	(1,495)	(22,725)
Fair value of consideration transferred	$242,151	$(3,353)	$238,798

Goodwill recognized for acquisitions is attributable to synergies achieved through the streamlining of acquired company operations combined with improved margins attainable through increased market presence. The goodwill is assigned to the Company’s geographic divisions reportable segment. Goodwill of $39.1 million is not expected to be deductible for income tax purposes and goodwill of $31.9 million is expected to be deductible for income tax purposes.

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
Trade accounts and notes receivable had an estimated fair value of $52.6 million and a gross contractual value of $52.8 million. The difference represented the Company’s best estimate of the contractual cash flows that would not be collected.
Fiscal 2024 Acquisitions
In fiscal 2024, the Company completed the following acquisitions, with an aggregate preliminary purchase price of $380.0 million of cash consideration. The purpose of these acquisitions was to expand the geographical coverage of the Company, expand the Company’s complementary product offerings and grow the business.

Company Name	Form of Acquisition	Date of Acquisition
Jawl Lumber Corporation	Purchase of 100% of outstanding common stock	May 1, 2023
AMW Construction Supply, LLC	Purchase of net assets	October 1, 2023
Kamco Supply Corporation and affiliates	Purchase of net assets	March 1, 2024
On May 1, 2023, the Company acquired Jawl Lumber Corporation (“Jawl”), which provides services to the Vancouver Island market in Canada under the Home Lumber and Building Supplies (“Home Lumber”) brand name. Home Lumber is a leading supplier of lumber, engineered wood, doors, framing packages and siding as well as other key complementary building materials in the Vancouver Island market. Home Lumber operates from a single location in Victoria, Canada. The primary purpose of the transaction was to expand the geographical coverage of the Company and grow the business.
On October 1, 2023, the Company acquired AMW Construction Supply, LLC (“AMW”), a tools and fasteners and other complementary products distributor servicing the Phoenix, Arizona metro area. AMW operates from a single location in Phoenix, Arizona. The primary purpose of the transaction was to expand the Company's complementary product offerings and grow the business.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
On March 1, 2024, the Company acquired Kamco Supply Corporation and affiliates (“Kamco”), a leading regional supplier of ceilings, wallboard, steel, lumber, and other related construction products. Kamco operates five distribution facilities in the greater New York City area and services the New York metro and tri-state area. The transaction was funded with cash on hand and borrowings under the Company’s revolving credit facility. The primary purpose of the transaction was to expand the geographical coverage of the Company and grow the business.
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The following table summarizes the acquisition accounting for the Company’s fiscal 2024 acquisitions:

	Initial Acquisition Accounting	Adjustments	Final Acquisition Accounting
	(in thousands)
Cash	$3,028	$—	$3,028
Trade accounts and notes receivable	37,355	154	37,509
Inventories	25,713	37	25,750
Prepaid and other current assets	411	(32)	379
Property and equipment	17,035	—	17,035
Operating lease right-of-use assets	61,703	—	61,703
Customer relationships	124,954	(4,353)	120,601
Trade names	44,064	(664)	43,400
Non-compete agreements	4,600	—	4,600
Goodwill	151,726	3,700	155,426
Accounts payable and accrued expenses	(21,925)	(208)	(22,133)
Operating lease liabilities	(61,703)	—	(61,703)
Deferred income taxes	(6,586)	963	(5,623)
Fair value of consideration transferred	$380,375	$(403)	$379,972
Goodwill recognized is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence and is attributable to the Company’s geographic divisions reportable segment. Goodwill of $17.2 million is not deductible for U.S. federal income tax purposes, and goodwill of $138.2 million is deductible for U.S. federal income tax purposes. The estimated useful life for the customer relationships is 12.1 years, the estimated useful life for the trade names is 15.0 years and the estimated useful lives for the non-competition agreements is 5.0 years.
Trade accounts and notes receivable had an estimated fair value of $37.5 million and a gross contractual value of $38.0 million. The difference represented the Company’s best estimate of the contractual cash flows that would not be collected.
The following table presents the unaudited pro forma consolidated net sales and net income for the Company’s fiscal 2024 acquisitions for the period indicated:

Year Ended
April 30, 2024
(in thousands)
Net sales	$5,711,196
Net income	263,482
The above pro forma results have been calculated by combining the historical results of the Company, AMW and Kamco as if the acquisitions of AMW and Kamco had occurred on May 1, 2023, the first day of the comparable prior reporting period. The pro forma results include estimates for intangible asset amortization, depreciation, interest expense and income

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
taxes. The pro forma information is not necessarily indicative of the results that would have been achieved had the transactions occurred on the first day of each of the periods presented or that may be achieved in the future.
Fiscal 2023 Acquisitions

In fiscal 2023, the Company completed the following acquisitions, with an aggregate purchase price of $60.5 million of cash consideration. The purpose of these acquisitions was to expand the geographical coverage of the Company, expand the Company’s complementary product offerings and grow the business. The impact of these acquisitions was not material to the Company’s Consolidated Financial Statements.

Company Name	Form of Acquisition	Date of Acquisition
Construction Supply of Southwest Florida, Inc.	Purchase of net assets	June 1, 2022
Tanner Bolt and Nut, Inc.	Purchase of net assets	December 30, 2022
Blair Building Materials, Inc.	Purchase of net assets	April 3, 2023
Engler, Meier and Justus, Inc.	Purchase of 100% of outstanding common stock	April 3, 2023
The assets acquired and liabilities assumed were recognized at their acquisition date fair values. The following table summarizes the acquisition accounting for the Company’s fiscal 2023 acquisitions:

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
Goodwill recognized is attributable to expected synergies, increased market presence and the expected value to expand and enhance the Company’s complementary product offerings and is attributable to the Company’s geographic divisions reportable segment. Goodwill of $5.4 million is deductible for U.S. federal income tax purposes. Goodwill of $4.5 million is not deductible for U.S. federal income tax purposes. The weighted average estimated useful life for customer relationships is 9.5 years and the weighted average estimated useful life for trade names is 15.0 years.
Trade accounts and notes receivable had an estimated fair value of $19.3 million and a gross contractual value of $21.0 million. The difference represented the Company’s best estimate of the contractual cash flows that would not be collected.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	April 30,
	2025	2024
	(in thousands)
Trade receivables	$719,868	$745,956
Other receivables	128,967	120,967
Allowance for expected credit losses	(7,285)	(10,228)
Other allowances	(5,662)	(6,702)
Trade accounts and notes receivable	$835,888	$849,993
The following table presents the change in the allowance for expected credit losses during the year ended April 30, 2025:

(in thousands)
Balance as of April 30, 2024	$10,228
Provision	4,120
Write-offs and other	(7,063)
Balance as of April 30, 2025	$7,285
Receivables from contracts with customers, net of allowances, were $706.9 million and $729.0 million as of April 30, 2025 and 2024, respectively. The Company did not have material amounts of contract assets or liabilities as of April 30, 2025 or 2024.
4. Property and Equipment
The Company’s property and equipment consisted of the following:

	April 30,
	2025	2024
	(in thousands)
Land	$67,310	$67,214
Buildings and leasehold improvements	171,105	159,112
Machinery and equipment	644,092	547,912
Construction in progress	10,844	7,869
Total property and equipment	893,351	782,107
Less: accumulated depreciation	369,343	309,850
Total property and equipment, net of accumulated depreciation	$524,008	$472,257
Depreciation expense for property and equipment, which includes amortization of property under finance leases, was $83.0 million, $69.2 million and $61.2 million during the years ended April 30, 2025, 2024 and 2023, respectively.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
5. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2024	$917,689	$(63,922)	$853,767
Goodwill recognized from acquisitions	71,033	—	71,033
Impairment of goodwill	—	(42,454)	(42,454)
Goodwill written off related to sale of business	(1,744)	—	(1,744)
Acquisition accounting adjustments	2,008	—	2,008
Translation adjustment	(1,615)	339	(1,276)
Balance as of April 30, 2025	$987,371	$(106,037)	$881,334
As of April 30, 2025, $816.0 million of goodwill was assigned to the Company’s Geographic Divisions reportable segment and $65.3 million was assigned to the Company’s Other segment. As of April 30, 2024, $746.0 million of goodwill was assigned to the Company’s Geographic Divisions reportable segment and $107.8 million was assigned to the Company’s Other segment. During the year ended April 30, 2025, the Company recorded measurement period adjustments related to its acquisition of Kamco Supply Corporation and affiliates.
Interim impairment test. During the three months ended January 31, 2025, the Company recognized a $42.5 million non-cash impairment charge to write off a portion of the goodwill assigned to its Ames reporting unit in conjunction with an interim goodwill impairment test. This charge is included in impairment of goodwill in the Consolidated Statement of Operations and Comprehensive Income for the year ended April 30, 2025. After analysis of a number of factors, including budgeted-to-actual performance, a downward revision to forecasted future cash flows and the prior year excess of fair value over carrying value, the Company determined it was appropriate to perform an interim goodwill impairment test as of January 31, 2025. The primary factor contributing to the impairment was a decrease in the reporting unit’s forecasted future cash flows, primarily due to softness in the markets the reporting unit operates in stemming from high interest rates and other economic factors as well as delay in the projected timing of a recovery. Also contributing was an increase in the discount rate and a decrease in market multiples. The impairment charge was equal to the excess of the reporting unit’s carrying value over its fair value. As of April 30, 2025, the Company had $65.3 million of remaining goodwill assigned to its Ames reporting unit.
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
Annual impairment test. The annual impairment test during the fourth quarter of fiscal 2025 indicated that the fair value of the Company’s reporting units exceeded their carrying values. The Company identified ten reporting units for evaluating goodwill for the fiscal 2025 annual impairment test, which were Central, Midwest, New York, Northeast, Southern, Southeast, Southwest, Western, Canada and Ames. Each of these reporting units constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company evaluates its reporting units on an annual basis.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The Company performed its fiscal 2025 annual goodwill test using a qualitative approach. Based on the qualitative analysis, the Company determined to perform a quantitative test for its New York reporting unit. The quantitative impairment test indicated that the fair value of the Company’s New York reporting unit exceeded its carrying value. For all other reporting units, the Company noted no factors from the qualitative assessment that were reasonably likely to cause the fair values to be less than their carrying values and therefore concluded that goodwill was not impaired.
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
Intangible Assets
The following tables present the components of the Company’s definite-lived intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2025
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5 - 15	12.8	$740,425	$(409,002)	$331,423
Definite-lived trade names	5 - 20	15.4	155,906	(42,598)	113,308
Developed technology	5 - 10	6.9	8,334	(6,125)	2,209
Other	3 - 10	5.5	8,070	(2,661)	5,409
Definite-lived intangible assets		13.1	$912,735	$(460,386)	$452,349
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$536,716

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2024
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5 - 15	12.8	$695,411	$(395,117)	$300,294
Definite-lived trade names	5 - 20	15.4	143,267	(32,613)	110,654
Developed technology	5 - 10	6.9	8,249	(5,843)	2,406
Other	3 - 10	5.6	6,142	(1,175)	4,967
Definite-lived intangible assets		13.1	$853,069	$(434,748)	$418,321
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$502,688
The Company’s indefinite-lived intangible assets, other than goodwill, consist of trade names that had a carrying amount of $84.4 million as of April 30, 2025 and 2024. In connection with the Company’s annual impairment test during the fourth quarter of fiscal 2025, the Company performed a quantitative assessment of the carrying value of its indefinite-lived intangible assets. Based on the Company’s assessment, the Company concluded there was no impairment of its indefinite-lived intangible assets.
Definite-lived intangible assets are amortized over their estimated useful lives. The Company amortizes its customer relationships using an accelerated method to match the estimated cash flow generated by such assets and amortizes its other

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
definite-lived intangibles using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined. Amortization expense related to definite-lived intangible assets was $81.1 million, $64.2 million and $65.7 million during the years ended April 30, 2025, 2024 and 2023, respectively, and is recorded in depreciation and amortization expense in the Consolidated Statements of Operations and Comprehensive Income.
During the year ended April 30, 2025, the Company wrote off fully amortized customer relationships with a carrying amount and accumulated amortization of $54.0 million and fully amortized trade names with a carrying amount and accumulated amortization of $0.3 million.
The following table summarizes the estimated future amortization expense for definite-lived intangible assets. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives, foreign currency exchange rate fluctuations and other relevant factors.

Year Ending April 30,	(in thousands)
2026	$74,340
2027	66,593
2028	58,006
2029	50,326
2030	43,514
Thereafter	159,570
Total	$452,349
6. Other Accrued Expenses and Current Liabilities
The Company’s other accrued expenses and current liabilities consisted of the following:

	April 30,
	2025	2024
	(in thousands)
Insurance related liabilities	$25,832	$18,822
Customer rebates payable	20,649	19,513
Sales taxes payable	17,973	19,037
Income taxes payable	3,128	2,360
Reserve for sales returns	9,066	9,804
Accrued interest	9,532	10,425
Other	41,216	31,243
Total other accrued expenses and current liabilities	$127,396	$111,204

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
7. Long-Term Debt
The Company’s long-term debt consisted of the following:

	April 30,
	2025	2024
	(in thousands)
Term Loan Facility	$492,515	$497,503
Unamortized discount and deferred financing costs on Term Loan Facility	(5,317)	(6,406)
ABL Facility	225,478	270,000
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(2,741)	(3,426)
Finance lease obligations	193,655	168,738
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2029	10,756	4,170
Unamortized discount on installment notes	—	(4)
Carrying value of debt	1,264,346	1,280,575
Less current portion	57,901	50,849
Long-term debt	$1,206,445	$1,229,726
Term Loan Facility
The Company’s wholly owned subsidiaries, GYP Holdings II Corp., as parent guarantor (in such capacity, “Holdings”), and GYP Holdings III Corp., as borrower (in such capacity, the “Borrower” and, together with Holdings and the Subsidiary Guarantors (as defined below), the “Loan Parties”), have a senior secured first lien term loan facility (the “Term Loan Facility”). The indebtedness and obligations under the Term Loan Facility are secured by a first-priority security interest in substantially all of the fixed assets of the Company and its subsidiaries (including the Company’s indirect Canadian subsidiaries) and a second-priority security interest in substantially all of the current assets of the Company and its subsidiaries (including the Canadian Subsidiaries), subject to exclusions as set forth in the Term Loan Facility and related loan documents. As of April 30, 2025, the applicable rate of interest was 6.57%.
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
On February 2, 2024, the Company amended its Term Loan Facility to reduce the interest rate applicable to the outstanding borrowings under the Term Loan Facility. The applicable rate for term Secured Overnight Financing Rate

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
(“SOFR”) loans under the Term Loan Facility was reduced from a floating rate per annum of Term SOFR (as defined in the Term Loan Facility) plus 3.00% to a floating rate per annum of Term SOFR plus 2.25%, and the applicable rate for base rate loans under the Term Loan Facility was reduced from a floating rate per annum of the Base Rate (as defined in the Term Loan Facility) plus 2.00% to a floating rate per annum of the Base Rate plus 1.25%. The other material terms of the Term Loan Facility remain unchanged. The Company recorded a write-off of debt discount and deferred financing fees of $0.7 million, which is included in write-off of debt discount and deferred financing fees in the Consolidated Statement of Operations and Comprehensive Income for the year ended April 30, 2024.
Asset Based Lending Facility
The Company has an asset based lending facility (“ABL Facility”) that provides for aggregate revolving commitments of $950.0 million. GYP Holdings III Corp. is the lead borrower (in such capacity, the “Lead Borrower”). Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and accounts receivable, subject to certain reserves and other adjustments.
At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based on SOFR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of April 30, 2025, the weighted average interest rate on borrowings was 5.85%.
On May 23, 2024, we amended our ABL Facility to replace the Canadian Dollar Offered Rate (CDOR) as the benchmark rate for borrowings under the Canadian revolving credit subfacility with the Canadian Overnight Repo Rate Average (CORRA).
As of April 30, 2025, the Company had available borrowing capacity of $631.3 million under the ABL Facility. The ABL Facility matures on December 22, 2027. The ABL Facility contains a cross-default provision with the Term Loan Facility.
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
As of April 30, 2025, there was no prepayment required related to excess cash flow.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
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
Covenants
The ABL Facility and Term Loan Facility contain a number of covenants that limit the Company’s ability and the ability of the Company’s restricted subsidiaries, as described in the respective credit agreement, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. The Company was in compliance with all covenants under the ABL Facility and Term Loan Facility as of April 30, 2025.
Events of Default
The ABL Facility and Term Loan Facility also provide for customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross-default to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interest, material judgments and changes of control.
Senior Notes
The Company has $350.0 million of senior notes (“Senior Notes”) outstanding. The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1.
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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Installment Notes
The Company’s installment notes include notes for the payout of stock appreciation rights, deferred compensation and redeemable noncontrolling interests. See Note 13, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests.”
Debt Maturities
As of April 30, 2025, the maturities of existing long-term debt and finance leases were as follows:

	Term Loan Facility	ABL Facility	Senior Notes	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2026	$4,988	$—	$—	$49,333	$3,580	$57,901
2027	4,988	—	—	45,869	2,131	52,988
2028	4,988	225,478	—	39,812	2,057	272,335
2029	4,988	—	—	29,637	2,000	36,625
2030	4,988	—	350,000	19,539	988	375,515
Thereafter	467,575	—	—	9,465	—	477,040
	$492,515	$225,478	$350,000	$193,655	$10,756	$1,272,404
8. Leases
The components of lease expense were as follows:

	Year Ended April 30,
	2025	2024	2023
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$34,710	$29,222	$24,501
Interest on lease liabilities	11,361	7,988	7,187
Operating lease cost	82,774	65,804	57,093
Variable lease cost	15,715	16,686	19,699
Total lease cost	$144,560	$119,700	$108,480
Operating lease cost, including variable lease cost, is included in selling, general and administrative expenses; amortization of finance ROU assets is included in depreciation and amortization; and interest on finance lease liabilities is included in interest expense in the Consolidated Statements of Operations and Comprehensive Income.
Supplemental cash flow information related to leases was as follows:

	Year Ended April 30,
	2025	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$80,185	$64,117	$56,269
Operating cash flows from finance leases	11,361	7,988	7,187
Financing cash flows from finance leases	46,720	41,786	35,845
Right-of-use assets obtained in exchange for lease obligations
Operating leases(a)	120,479	112,618	73,083
Finance leases	71,001	77,495	59,720
_________________________________________

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
(a) Includes operating lease ROU assets obtained in acquisitions. See Note 2, “Business Combinations” for more information on business combinations.

Other information related to leases was as follows:

	April 30,
	2025	2024
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$356,417	$289,707
Accumulated depreciation	(106,103)	(78,170)
Property and equipment, net	$250,314	$211,537
Weighted-average remaining lease term (years)
Operating leases	7.2	6.9
Finance leases	4.2	4.0
Weighted-average discount rate
Operating leases	6.9%	6.3%
Finance leases	6.1%	5.7%
Future minimum lease payments under non-cancellable leases as of April 30, 2025 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2026	$59,496	$74,693
2027	53,310	69,373
2028	44,657	59,431
2029	32,267	51,509
2030	20,616	40,403
Thereafter	9,667	140,468
Total lease payments	220,013	435,877
Less imputed interest	26,358	102,179
Total	$193,655	$333,698
9. Retirement Plan
The Company maintains a 401(k) defined contribution retirement plan for its employees. Participants are allowed to choose from a selection of mutual funds to designate how both employer and employee contributions are invested. Under the plan, the Company matches 50% of each employee’s contributions on the first 4% of the employee’s compensation contributed. The Company contributed $10.5 million, $8.9 million and $7.8 million, during the years ended April 30, 2025, 2024 and 2023, respectively.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
10. Income Taxes
The following table presents the components of income before taxes for the years ended April 30, 2025, 2024 and 2023:

	Year Ended April 30,
	2025	2024	2023
	(in thousands)
United States	$158,770	$347,309	$392,299
Foreign	15,525	26,857	55,204
Income before taxes	$174,295	$374,166	$447,503
The following table presents the components of the provision for income taxes for the years ended April 30, 2025, 2024 and 2023:

	Year Ended April 30,
	2025	2024	2023
	(in thousands)
Current
Federal	$40,773	$63,306	$76,532
Foreign	12,495	8,235	16,727
State	14,186	22,861	21,033
Total Current	67,454	94,402	114,292
Deferred
Federal	(1,057)	5,446	3,315
Foreign	(7,045)	(3,569)	(3,705)
State	(526)	1,808	610
Total Deferred	(8,628)	3,685	220
Total provision for income taxes	$58,826	$98,087	$114,512

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate:

	Year Ended April 30,
	2025	2024	2023
	(in thousands)
Federal income taxes at statutory rate	$36,588	$78,538	$93,976
State income taxes, net of federal income tax benefit	11,612	19,008	16,847
Impact of foreign rate differences	923	(1,672)	1,052
Net change in valuation allowance	(693)	954	443
Equity-based compensation	(2,086)	(3,024)	(1,942)
Other permanent items	3,219	3,704	2,670
GILTI	132	39	1,452
Goodwill impairment	8,915	—	—
Other	216	540	14
Total provision for income taxes	$58,826	$98,087	$114,512

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The tax effects of temporary differences, which give rise to deferred income taxes are as follows:

	April 30,
	2025	2024
Deferred income tax assets:	(in thousands)
Allowances on accounts and notes receivable	$4,399	$5,973
Accrued payroll and related costs	2,973	2,606
Insurance reserves	6,678	4,568
Inventory costs	6,181	6,495
Deferred compensation	10,338	10,043
Equity compensation	4,172	3,903
Acquisition related costs	1,812	1,454
Net operating loss carry-forwards	1,645	1,928
Disallowed interest expense	2,114	2,097
Investment in partnerships	32,751	30,449
Operating lease liability	83,581	63,151
Other deferred tax assets, net	4,934	4,382
Total deferred income tax assets	161,578	137,049
Less: Valuation allowance	(11,801)	(12,541)
Total deferred income tax assets, net of valuation allowance	149,777	124,508
Deferred income tax liabilities:
Amortization of intangible assets	(55,963)	(41,663)
Operating lease right-of-use assets	(80,251)	(61,283)
Depreciation	(64,167)	(57,667)
Derivative instruments	(130)	(2,780)
Other deferred tax liabilities, net	(1,181)	(1,923)
Total deferred income tax liabilities	(201,692)	(165,316)
Deferred income tax liabilities	$(51,915)	$(40,808)
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
As of April 30, 2025, the Company’s assertion has not changed from the year ended April 30, 2024 that it does not intend to permanently reinvest its accumulated earnings in its non-U.S. subsidiaries and will continue to periodically distribute the earnings on an as needed basis. The Company does not anticipate significant tax consequences from any future distributions.
NOLs. During recent tax years, the Company generated certain state net operating loss carry-forwards which are available for use against taxable income in each respective state. The Company had gross state net operating losses available for carry-forward of $34.5 million and $37.4 million as of April 30, 2025 and 2024, respectively, which expire beginning in 2032.
Valuation allowance. Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. As of each reporting date, the Company considers new evidence, both positive and negative, that could affect the future realization of deferred tax assets. Valuation allowances are established if management believes that it is more likely than not the related tax benefits will not be realized. The valuation allowance as of April 30, 2025 and 2024 primarily relates to a portion of the outside basis difference that was created as a result of the impairment of goodwill recognized during the year ended April 30, 2020 and state disallowed interest carryforwards. The state disallowed interest carryforwards do not expire.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Uncertain tax positions. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. The Company’s policy for recording penalties and interest associated with uncertain tax positions is to record such items as a component of selling, general and administrative expenses. The Company had no reserve for uncertain tax positions as of April 30, 2025 and 2024.
As of April 30, 2025, the tax years ended April 30, 2022 through 2024 remain subject to examination by the U.S. Internal Revenue Service. As of April 30, 2025, the tax years ended April 30, 2022 and 2024 remain subject to examination by the Barbados Revenue Authority and the tax years ended April 30, 2022 through 2024 remain subject to examination by the Canada Revenue Agency. In states in which the Company conducts business, the statute of limitation periods for examination generally vary from three to four years. Net operating losses dating back to 2010 are still being carried forward and remain subject to examination by the taxing authorities. The Company regularly assesses the potential outcomes of future examinations to ensure the Company’s provision for income taxes is sufficient. The Company recognizes liabilities based on estimates of whether additional taxes will be due and believes that no liability for uncertain tax position is necessary as of April 30, 2025 and 2024.
11. Stockholders’ Equity
Share Repurchase Program
On December 2, 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $250.0 million of its outstanding common stock (such new repurchase program, the “2024 Repurchase Plan”). The 2024 Repurchase Plan replaces the Company’s previous share repurchase authorization of $250.0 million. The Company may conduct repurchases under the 2024 Repurchase Plan through a variety of methods, which may include open market transactions, block trades, accelerated share repurchases, under trading plans in accordance with SEC Rule 10b5-1, in privately negotiated transactions or in any combination of such methods, in each case in compliance with Rule 10b-18 under the Exchange Act. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, stock price, our debt covenants and the availability of alternative investment opportunities. The 2024 Repurchase Program does not obligate the Company to acquire any amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. As of April 30, 2025, the Company had $192.0 million of remaining repurchase authorization under its stock repurchase program.
Share repurchases in excess of issuances are subject to a 1% excise tax. The Company includes the applicable excise tax as part of the cost basis of the shares acquired and records the taxes as a liability in accrued expenses and other liabilities in the Consolidated Balance Sheet.
Shares repurchased pursuant to the Company’s share repurchase program are retired. The Company’s accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and charge any excess of cost over par value to additional paid-in capital. The following table presents share repurchase activity for the years ended April 30, 2025, 2024 and 2023.

	Year Ended April 30,
	2025	2024	2023
	(in thousands)
Amount repurchased pursuant to repurchase program	$164,144	$115,644	$110,657
Excise taxes on repurchases	1,358	795	119
Repurchases of common stock	$165,502	$116,439	$110,776

Number of shares repurchased	1,925	1,702	2,271

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes to accumulated other comprehensive income (loss), net of tax, by component for the years ended April 30, 2025, 2024 and 2023:

	Foreign Currency Translation	Intra-Entity Transactions That Are of a Long-Term Investment Nature	Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances as of April 30, 2022	$(5,041)	$—	$(1,002)	$(6,043)
Other comprehensive loss before reclassification	(30,088)	—	(776)	(30,864)
Reclassification to earnings from accumulated other comprehensive income (loss)	—	—	1,778	1,778
Balances as of April 30, 2023	(35,129)	—	—	(35,129)
Other comprehensive income (loss) before reclassification	58	(4,929)	11,365	6,494
Reclassification to earnings from accumulated other comprehensive income (loss)	—		(2,884)	(2,884)
Balances as of April 30, 2024	(35,071)	(4,929)	8,481	(31,519)
Other comprehensive loss before reclassification	(355)	(1,958)	(5,953)	(8,266)
Reclassification to earnings from accumulated other comprehensive income (loss)	—	—	(2,148)	(2,148)
Balances as of April 30, 2025	$(35,426)	$(6,887)	$380	$(41,933)
Other comprehensive income (loss) before reclassification on derivative instruments for the years ended April 30, 2025, 2024 and 2023 is net of tax of $1.9 million, $3.7 million and $0.3 million, respectively. Reclassification to earnings from accumulated other comprehensive income (loss) on derivative instruments for the years ended April 30, 2025, 2024 and 2023 is net of tax of $0.7 million, $0.9 million and $0.6 million, respectively. Other comprehensive loss before reclassification on intra-entity transactions that are of a long-term investment nature for the years ended April 30, 2025 and 2024 is net of tax of $0.7 million and $1.6 million, respectively.

12. Equity-Based Compensation
General
The Company has granted options and restricted stock units to employees and non-employee directors to purchase the Company’s common stock under various stock incentive plans. The plans are administered by a committee of the Board of Directors, which determines the terms of the awards granted. The committee may grant various forms of equity-based incentive compensation, including stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards, among others. Stock options are granted with an exercise price equal to the closing market value of GMS common stock on the date of grant, have a term of ten years, and vest over terms of three to four years from the date of grant. Restricted stock units are granted with various vesting terms that range from one to three years from the date of grant. The Company’s current stock incentive plan provides for the issuance of a maximum of 2.4 million shares, of which 1.2 million shares were still available for grant as of April 30, 2025. The Company intends to use authorized and unissued shares to satisfy share award exercises.
Share-based compensation expense related to stock options and restricted stock units was $14.1 million, $14.4 million and $12.2 million during the years ended April 30, 2025, 2024 and 2023, respectively, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Stock Option Awards
The following table presents stock option activity as of and for the year ended April 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2024	968	$41.79	6.7	$49,079
Options granted	135	92.58
Options exercised	(131)	26.62
Options forfeited	(15)	67.43
Outstanding as of April 30, 2025	957	$50.66	6.5	$24,379
Exercisable as of April 30, 2025	670	$38.73	5.6	$23,218
Vested and expected to vest as of April 30, 2025	945	$50.25	6.5	$24,365
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of options exercised during the years ended April 30, 2025, 2024 and 2023 was $7.5 million, $15.7 million and $11.5 million, respectively. As of April 30, 2025, there was $5.7 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years.
The fair value of stock options granted during the years ended April 30, 2025, 2024 and 2023 was estimated using the Black-Scholes option-pricing model with the following assumptions and resulting weighted average grant date fair value:

	Year Ended April 30,
	2025	2024	2023
Volatility	37.53%	38.70%	45.80%
Expected life (years)	6.0	6.0	6.0
Risk-free interest rate	3.95%	4.30%	2.67%
Dividend yield	—%	—%	—%
Grant date fair value	$39.86	$33.33	$25.26

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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Restricted Stock Units
The following table presents restricted stock unit activity for the year ended April 30, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2024	314	$60.74
Granted	120	92.50
Vested	(174)	58.34
Forfeited	(12)	75.61
Outstanding as of April 30, 2025	248	$77.09
The total fair value of awards vested during the years ended April 30, 2025, 2024 and 2023 was $16.0 million, $13.0 million and $9.0 million, respectively. As of April 30, 2025, there was $8.1 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.2 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”) which allows for qualified employees (as defined therein) to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the last day of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. The ESPP authorizes the issuance of a total of 2.0 million shares, of which 1.4 million shares were still available for issuance as of April 30, 2025. Share-based compensation expense related to the ESPP was $1.5 million, $1.2 million and $1.0 million during the years ended April 30, 2025, 2024 and 2023, respectively.
The following table presents the number of shares of the Company’s common stock purchased under the ESPP and average price per share:

	Year Ended April 30,
	2025	2024	2023
	(shares in thousands)
Number of shares purchased under the ESPP	84	89	79
Average purchase price	$71.33	$51.74	$40.47

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
13. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2023	$32,432	$2,407	$12,002
Amounts redeemed	(1,810)	(586)	(2,931)
Change in fair value	5,391	239	1,188
Balance as of April 30, 2024	36,013	2,060	10,259
Amounts redeemed	(5,060)	(785)	(3,935)
Change in fair value	2,296	210	1,050
Balance as of April 30, 2025	$33,249	$1,485	$7,374

Classified as current as of April 30, 2024	$11,038	$733	$3,666
Classified as long-term as of April 30, 2024	24,975	1,327	6,593

Classified as current as of April 30, 2025	$20,798	$1,485	$7,374
Classified as long-term as of April 30, 2025	12,451	—	—
Total expense related to these instruments was $3.6 million, $6.9 million and $8.9 million during the years ended April 30, 2025, 2024 and 2023, respectively, and was included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and liabilities and other liabilities, respectively, in the Consolidated Balance Sheets.
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
Stock Appreciation Rights
Certain subsidiaries have granted stock appreciation rights to certain employees under which payments are dependent on the appreciation in the book value per share, adjusted for certain provisions, of the applicable subsidiary. Settlements of the awards can be made in a combination of cash or installment notes, generally paid over five years, upon a triggering event. As of April 30, 2025, all stock appreciation rights were vested. Liabilities related to these agreements are classified as share-based liability awards and are measured at fair value.
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

	April 30,
	2025	2024
	(in thousands)
Assets:
Interest rate swaps and collars (Level 2)	$527	$11,260

Liabilities:
Contingent consideration (Level 3)	$28,059	$—
Interest rate swaps and collars. The Company had interest rate swap agreements that were effective May 31, 2023 and expired April 30, 2025 with notional amounts totaling $300.0 million to convert the variable interest rate on a portion of the term loans outstanding to a fixed 1-month SOFR interest rate of 3.899%. The Company also has forward interest rate collars effective April 30, 2025 and expiring April 30, 2029 with notional amounts totaling $300.0 million. The objective of such hedging instruments is to reduce the variability of interest payment cash flows associated with the variable interest rates under the Term Loan Facility and otherwise hedge exposure to future interest rate fluctuations. The Company believes there have been no material changes in the creditworthiness of the counterparties to these interest rate swaps and believes the risk of nonperformance by each party is minimal. The Company designated the interest rate swaps and collars as cash flow hedges.
As of April 30, 2025, $0.2 million was classified in prepaid expenses and other current assets and $0.3 million was classified in other assets in the Consolidated Balance Sheet. The Company recognized gains of $2.8 million and $2.9 million in earnings during the years ended April 30, 2025 and April 30, 2024, respectively, related to its interest rate swaps and collars. The Company recognized losses of $1.8 million in earnings related to prior interest rate swaps during the year ended 2023. These gains and losses are included in interest expense in the Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities in the Consolidated Statements of Cash Flows. See Note 11, “Stockholders’ Equity,” for a reconciliation of the beginning and ending derivative loss in accumulated other comprehensive income. As of April 30, 2025, the Company expects that approximately $0.2 million of pre-tax earnings will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.

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

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Contingent consideration. As discussed in Note 2, “Business Combinations,” the Company entered into contingent consideration arrangements in connection with its acquisition of Yvon in which the Company will make additional payments to the sellers ranging from zero dollars to a maximum amount of $33.5 million ($46.0 million Canadian dollars) based on the purchase volumes of certain customers. The fair value of contingent consideration is determined using a Monte Carlo simulation which uses Level 3 unobservable inputs. The significant unobservable inputs used to calculate the fair value of the contingent consideration include estimated future cash flows, discount rates, and volatility of forecasted revenue. Actual results may differ from the projected results and could have a significant impact on the estimated fair value of the contingent consideration. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Changes in fair value are recorded in other income in the Consolidated Statements of Operations and Comprehensive Income.
The following table presents the changes in the fair value of the Company’s Level 3 liabilities during the year ended April 30, 2025:

Contingent Consideration
(in thousands)
Balance as of April 30, 2024	$—
Additions	26,348
Change in fair value	1,882
Translation adjustment	(171)
Balance as of April 30, 2025	$28,059
The contingent consideration is classified in the Consolidated Balance Sheet based on expected payment dates. As of April 30, 2025, $5.7 million of the contingent consideration liability was classified within other accrued expenses and current liabilities in the Consolidated Balance Sheet and $22.4 million was classified within other liabilities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” For more information on the goodwill impairment, see Note 5, “Goodwill and Intangible Assets.” During the year ended April 30, 2025, the Company recorded $3.4 million for the impairment of operating lease ROU assets in connection with its strategic cost reduction plan, which is included within selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income. There were no other material long-lived asset impairments during the years ended April 30, 2025, 2024 or 2023.
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

	April 30, 2025		April 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$330,012	$350,000	$323,330

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
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
16. Segments
General
The Company has one reportable segment, Geographic Divisions. The Company’s Geographic Divisions segment derives revenues from customers by providing wallboard, ceilings, steel framing and complementary construction products through its network of distribution centers. The Company’s Geographic Divisions segment is made up of nine geographic operating segments, which are Central, Midwest, New York, Northeast, Southern, Southeast, Southwest, Western and Canada. The Company defines operating segments as components of the organization for which discrete financial information is available and operating results are evaluated on a regular basis by the CODM to assess performance and allocate resources. The Company aggregates its nine geographic divisions operating segments into one reportable segment based on similarities between the operating segments’ economic characteristics, nature of products sold, production process, type of customer and methods of distribution.
In addition to the Company’s reportable segment, the Company’s consolidated results include its Ames operating segment and Tool Source Warehouse, Inc. (“Tool Source”). Ames provides specialty trades tools, including automatic taping and finishing (“ATF”) tools and related products, to the professional drywall finishing industry through its tool sales, rental and service centers. Tool Source functions primarily as an internal distributor of tools. Ames and Tool Source are included in the Other category below as they do not meet the materiality criteria of Accounting Standards Code 280, “Segment Reporting”, and are therefore not disclosed separately as a reportable segment.
The Company’s CODM is its Chief Executive Officer. The CODM assesses the Company’s performance based on the periodic review of Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, interest income, taxes, depreciation, amortization and certain non-cash or non-recurring items. This measure assists in comparing operating performance across reporting periods on a consistent basis by excluding items that the Company does not believe are indicative of core operating performance.
The CODM considers budget-to-actual and year-over-year variances on a monthly basis when making decisions about allocating resources to the segments. The CODM regularly reviews segment level expense details which include cost of sales and operating expenses when assessing operating segment performance. These categories are the primary segment expenses used by the CODM to assess segment performance. The CODM is not regularly provided and does not evaluate segments using total asset or capital expenditure information and it is therefore not disclosed. No single customer of the Company generated 10% or more of the Company’s total net sales during the years ended April 30, 2025, 2024 or 2023. The accounting policies of the operating segments are the same as those described in the summary of significant policies.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
Segment Results
The following table presents segment results:

	Year Ended April 30,
	2025	2024	2023
	(in thousands)
Geographic Divisions Segment
Net sales	$5,402,691	$5,374,474	$5,200,268
Less expenses (income):
Cost of sales (exclusive of depreciation and amortization)	3,740,627	3,665,881	3,548,689
Operating expenses	1,179,379	1,118,784	1,023,789
Other income(a)	(7,274)	(8,731)	(7,625)
Segment Adjusted EBITDA	$489,959	$598,540	$635,415
__________________________________________
(a)Includes customer finance charges, credit card surcharges and other miscellaneous income items.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
The following tables present reconciliations of net sales and segment Adjusted EBITDA:

	Year Ended April 30,
	2025	2024	2023
	(in thousands)
Reconciliation of net sales
Segment net sales	$5,402,691	$5,374,474	$5,200,268
Other net sales(a)	111,047	127,433	128,984
Consolidated net sales	$5,513,738	$5,501,907	$5,329,252

Reconciliation of Adjusted EBITDA
Segment Adjusted EBITDA	$489,959	$598,540	$635,415
Other Adjusted EBITDA(a)	10,963	16,914	30,281
Consolidated Adjusted EBITDA	500,922	615,454	665,696
Interest expense	(89,080)	(75,461)	(65,843)
Write-off of debt discount and deferred financing fees	—	(2,075)	—
Interest income	919	1,754	1,287
Depreciation	(83,007)	(69,206)	(61,177)
Amortization	(81,141)	(64,156)	(65,730)
Impairment of goodwill	(42,454)	—	—
Stock appreciation expense(b)	(2,296)	(5,391)	(7,703)
Redeemable noncontrolling interests and deferred compensation(c)	(1,260)	(1,427)	(1,178)
Equity-based compensation(d)	(15,646)	(15,618)	(13,217)
Severance and other permitted costs(e)	(11,851)	(2,628)	(2,788)
Transaction costs (acquisitions and other)(f)	(3,920)	(4,856)	(1,961)
Gain on disposal of assets(g)	5,476	729	1,413
Effects of fair value adjustments to inventory(h)	(485)	(1,633)	(1,123)
Change in fair value of contingent consideration(i)	(1,882)	—	—
Debt transaction costs(j)	—	(1,320)	(173)
Income before taxes	$174,295	$374,166	$447,503
__________________________________________
(a)Represents the Company’s non-reportable Ames and Tool Source businesses.
(b)Represents changes in the fair value of stock appreciation rights.
(c)Represents changes in the fair values of noncontrolling interests and deferred compensation agreements.
(d)Represents non-cash equity-based compensation expense related to the issuance of share-based awards.
(e)Represents severance expenses and other costs permitted in the calculation of Adjusted EBITDA under the ABL Facility and the Term Loan Facility.
(f)Represents costs related to acquisitions paid to third parties.
(g)Includes gains from the sale of assets and the sale of the Company’s Michigan-based installed insulation contracting business, net of losses and impairments.
(h)Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
(i)Represents the change in fair value of contingent consideration arrangements.
(j)Represents costs paid to third-party advisors related to debt refinancing activities.
Revenues by Product
The following table presents the Company’s net sales to external customers by main product line:

	Year Ended April 30,
	2025	2024	2023
	(in thousands)
Wallboard	$2,198,363	$2,263,337	$2,151,505
Complementary products	1,725,908	1,650,689	1,537,617
Steel framing	796,155	892,730	1,011,309
Ceilings	793,312	695,151	628,821
Total net sales	$5,513,738	$5,501,907	$5,329,252
The following table presents additional detail on the Company’s net sales of complementary products:

	Year Ended April 30,
	2025	2024	2023
	(in thousands)
Tools and fasteners	$345,023	$346,482	$319,466
Insulation	362,175	320,209	293,755
Joint treatment	289,823	265,086	240,988
Lumber	159,675	151,457	147,507
EIFS/stucco	209,668	178,948	145,517
Other	359,544	388,507	390,384
Complementary products	$1,725,908	$1,650,689	$1,537,617
Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Year Ended April 30,
	2025	2024	2023
	(in thousands)
United States	$4,736,710	$4,815,044	$4,676,558
Canada	777,028	686,863	652,694
Total net sales	$5,513,738	$5,501,907	$5,329,252
The following table presents the Company’s property and equipment by major geographic area:

	April 30, 2025	April 30, 2024
	(in thousands)
United States	$459,608	$425,429
Canada	64,400	46,828
Total property and equipment, net	$524,008	$472,257

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
17. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Year Ended April 30,
	2025	2024	2023
	(in thousands, except per share data)
Net income	$115,469	$276,079	$332,991
Basic earnings per common share:
Basic weighted average common shares outstanding	38,928	40,229	41,904
Basic earnings per common share	$2.97	$6.86	$7.95
Diluted earnings per common share:
Basic weighted average common shares outstanding	38,928	40,229	41,904
Add: Common Stock Equivalents	575	677	688
Diluted weighted average common shares outstanding	39,503	40,906	42,592
Diluted earnings per common share	$2.92	$6.75	$7.82
During the years ended April 30, 2025, 2024 and 2023, approximately 0.2 million, 0.2 million and 0.4 million, respectively, stock options and restricted stock units were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. Anti-dilutive securities could be dilutive in future periods.
18. Valuation and Qualifying Accounts
Allowances for Accounts Receivable

	Balance at Beginning of Period	Provision	Charged to Other Accounts(a)	Deductions	Balance at End of Period
	(in thousands)
Fiscal Year Ended April 30, 2025	$(16,930)	$(4,120)	$1,132	$6,971	$(12,947)
Fiscal Year Ended April 30, 2024	(13,636)	(4,959)	(2,382)	4,047	(16,930)
Fiscal Year Ended April 30, 2023	(9,346)	(6,135)	(1,971)	3,816	(13,636)
__________________________________________
(a)Charged to other accounts represents the net (increase) decrease for specifically reserved accounts, as well as the net change in reserves for sales discounts, service charges and sales returns.
Valuation Allowance on Deferred Tax Assets Rollforward

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(in thousands)
Fiscal Year Ended April 30, 2025	$(12,541)	$(247)	$987	$(11,801)
Fiscal Year Ended April 30, 2024	(11,708)	(1,008)	175	(12,541)
Fiscal Year Ended April 30, 2023	(11,719)	(443)	454	(11,708)

GMS Inc.
Notes to Consolidated Financial Statements (Continued)
19. Selected Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited financial information for each quarter of the years ended April 30, 2025 and 2024. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented.

	Year Ended April 30, 2025
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$1,448,456	$1,470,776	$1,260,710	$1,333,796
Gross profit	451,563	461,127	393,090	416,244
Net income (loss)(1)	57,248	53,536	(21,409)	26,094
Per share data
Weighted average shares outstanding(2):
Basic	39,542	39,126	38,708	38,317
Diluted	40,226	39,703	38,708	38,813
Net income (loss) per share(2):
Basic	$1.45	$1.37	$(0.55)	$0.68
Diluted	$1.42	$1.35	$(0.55)	$0.67

	Year Ended April 30, 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales	$1,409,600	$1,420,930	$1,258,348	$1,413,029
Gross profit	450,554	458,629	414,720	451,198
Net income	86,830	80,957	51,905	56,387
Per share data
Weighted average shares outstanding(2):
Basic	40,749	40,466	39,864	39,830
Diluted	41,477	41,088	40,512	40,539
Net income per share(2):
Basic	$2.13	$2.00	$1.30	$1.42
Diluted	$2.09	$1.97	$1.28	$1.39
__________________________________________
(1)Net loss for the third quarter of 2025 includes a $42.5 million non-cash impairment charge to goodwill and a $7.4 million pre-tax gain on the sale of the Company’s Michigan-based installed insulation contracting business.
(2)Basic and diluted net income per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net income per share amounts may not equal annual basic and diluted net income per share amounts.
20. Subsequent Event
On June 2, 2025, the Company acquired The Lutz Company, a supplier of complementary products, including EIFS and related cladding supplies, operating from a single location in the Minneapolis, Minnesota metro area.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, together with our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of April 30, 2025.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2025 based upon “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on criteria described in “Internal Control—Integrated Framework” (2013) issued by COSO, our management concluded that our internal control over financial reporting was effective as of April 30, 2025. Management has excluded its fiscal 2025 acquisitions of Howard & Sons Building Materials, Inc., Yvon Building Supply, Inc., Yvon Insulation Corporation, Yvon Insulation Windsor, Laminated Glass Technologies, Inc., and Right Fit Foam Insulation Ltd. and R.S. Elliott Specialty Supply, Inc. from its assessment of internal control over financial reporting as of April 30, 2025 because these companies were acquired during the fiscal year and there was not sufficient time to assess the design and effectiveness of their key internal controls prior to the conclusion of management’s evaluation. Total assets of these acquisitions represented approximately 7%, or $273.7 million, and total revenues represented approximately 3%, or $166.8 million, of the related consolidated financial statement amounts as of and for the year ended April 30, 2025.
The effectiveness of the Company’s internal control over financial reporting as of April 30, 2025 has been audited by the Company’s independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the three months ended April 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders in the sections titled “Proposal 1-Election of Directors,” “Board Governance,” “Board Organization,” “Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is hereby incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders in the section titled “Executive Compensation,” which information is hereby incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The information regarding security ownership of certain beneficial owners and management of our voting securities will be set forth in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders in the section titled “Security Ownership of Certain Beneficial Owners and Management,” which information is hereby incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of April 30, 2025 concerning the shares of our common stock which are authorized for issuance under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,204,868	(1)	$50.66	(2)	1,153,034
Equity compensation plans not approved by security holders	—		—		—
Total	1,204,868		$50.66		1,153,034
___________________________________
(1)Includes 956,712 shares of Common Stock that are issuable upon exercise of outstanding stock options and 246,156 shares of Common Stock that are issuable upon vesting of outstanding restricted stock units.
(2)The weighted-average exercise price does not take into account the restricted stock units described in footnote (1) because the restricted stock units do not have an exercise price upon vesting.
Item 13. Certain Relationships and Related Party Transactions and Director Independence
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders in the sections titled “Board of Directors’ Independence” and “Certain Relationships and Related Party Transactions,” which information is hereby incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders in the section titled “Independent Registered Public Accounting Firm’s Fees and Services,” which information is hereby incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statements Schedules
(a) Documents filed as part of this Annual Report on Form 10-K
(1)Financial Statements
•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of April 30, 2025 and 2024
•Consolidated Statements of Operations and Comprehensive Income for the years ended April 30, 2025, 2024 and 2023
•Consolidated Statements of Stockholders’ Equity for the years ended April 30, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows for the years ended April 30, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements
(2)Financial Statement Schedules
The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Annual Report on Form 10-K because they are either not required under the related instructions or the information is otherwise included in the consolidated financial statements.
(3)Listing of Exhibits
EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Third Amended and Restated Certificate of Incorporation of GMS Inc. (incorporated by reference to Exhibit 3.1 to GMS Inc.’s Current Report on Form 8-K filed on October 23, 2020 (File No. 001-37784)).
3.2	Third Amended and Restated Bylaws of GMS Inc. (incorporated by reference to Exhibit 3.1 to GMS Inc.’s Current Report on Form 8-K filed on January 24, 2025 (File No. 001-37784)).
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

10.1.1
First Amendment to Second Amended and Restated ABL Credit Agreement, dated May 23, 2024, by and among GYP Holdings II Corp, the Company, as the U.S. Borrower, Titan GMA Limited Partnership, a Manitoba limited partnership, as the Canadian Borrower, the lenders named therein, and Wells Fargo Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit to Exhibit 10.1 to GMS Inc.’s Quarterly Report on Form 10-Q filed on August 29, 2024 (File No. 001-37784)).

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

10.11†
Employment Agreement dated July 18, 2022 between George Travis Hendren and GMS Inc. (incorporated by reference to Exhibit 10.1 to GMS Inc.'s Current Report on Form 8-K filed July 22, 2022 (File No.001-37784)).

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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to GMS Inc.’s Annual Report on Form 10-K filed June 20, 2024 (File No. 001-37784)).
21.1*	List of subsidiaries of GMS Inc.
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to GMS Inc.’s Annual Report on Form 10-K filed June 20, 2024 (File No. 001-37784)).
101 INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101 SCH*	Inline XBRL Taxonomy Extension Schema Document.
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

GMS INC.
Date: June 18, 2025	By:	/s/ JOHN C. TURNER, JR.
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

Signature	Title	Date
/s/ JOHN C. TURNER, JR.	Chief Executive Officer, President and Director	June 18, 2025
John C. Turner, Jr.	(Principal Executive Officer)

/s/ SCOTT M. DEAKIN	Chief Financial Officer	June 18, 2025
Scott M. Deakin	(Principal Financial Officer)

/s/ WILLIAM FORREST BELL	Chief Accounting Officer	June 18, 2025
William Forrest Bell	(Principal Accounting Officer)

/s/ JOHN J. GAVIN	Chair of the Board	June 18, 2025
John J. Gavin

/s/ LISA M. BACHMANN	Director	June 18, 2025
Lisa M. Bachmann

/s/ THERON I. GILLIAM	Director	June 18, 2025
Theron I. Gilliam

/s/ MITCHELL B. LEWIS	Director	June 18, 2025
Mitchell B. Lewis

/s/ TERI P. MCCLURE	Director	June 18, 2025
Teri P. McClure

/s/ RANDOLPH W. MELVILLE	Director	June 18, 2025
Randolph W. Melville

/s/ J. DAVID SMITH	Director	June 18, 2025
J. David Smith

/s/ W. BRADLEY SOUTHERN	Director	June 18, 2025
W. Bradley Southern