Form 10-K/A
period 2025-04-30
GMS Inc.
filed 2025-08-26
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended April 30, 2025
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to
Commission File Number: 001-37784
______________________________________________________________
GMS INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________

Delaware			46-2931287
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

115 Perimeter Center Place, Suite 600,	Atlanta,	Georgia	30346
(Address of principal executive offices)			(Zip code)
(800) 392-4619
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	GMS	New York Stock Exchange
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

FORM 10-K/A

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Annual Report on Form 10-K of GMS Inc. (the “Company”) for the fiscal year ended April 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on June 18, 2025 (the “Original Form 10-K”), is being filed solely for the purpose of including the information required by Part III of Form 10-K that the Company did not include in the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. We are filing this Form 10-K/A to include Part III information in our Form 10-K because we do not intend to file a definitive proxy statement for an annual meeting of shareholders containing such information within 120 days after the end of our fiscal year ending April 30, 2025.
On June 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Home Depot, Inc., a Delaware corporation (“Parent”), and Gold Acquisition Sub, Inc., a Delaware corporation and a wholly owned indirect subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, on July 14, 2025, Merger Sub commenced a tender offer (as it may be extended, amended or supplemented from time to time, the “Offer”) to purchase, subject to certain conditions, any and all of the outstanding shares of common stock. Following the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”) in accordance with the Merger Agreement and the Company will survive the Merger as the surviving corporation and will be an indirect, wholly owned subsidiary of Parent. The board of directors of the Company (the “Board”) has unanimously approved the Merger Agreement.
In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications and the Merger Agreement exhibit.
Except as described above, this Form 10-K/A does not modify or update the disclosures in, or any exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect any events which occurred subsequent to the filing of the Original Form 10-K other than with respect to the Merger Agreement. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.
Unless the context suggests otherwise, the terms “GMS,” the “Company,” “we,” “our,” or “us” are referring to GMS Inc.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS

Directors are elected each year at the Annual Meeting of Stockholders. Each director holds office until his or her successor has been duly elected and qualified or the director’s earlier resignation, death, or removal. All current directors were elected by shareholders at the Company’s 2024 Annual Meeting of Stockholders.

The following sets forth certain information about our directors:

Experience
•	Big Lots, Inc., Executive Vice President, Chief Merchandising and Operating Officer (2015 – 2020), Executive Vice President, Chief Operating Officer (2012 – 2015), Senior Vice President, Supply Chain Management and Chief Information Officer (2010 – 2012),
Senior Vice President Merchandise Planning and Allocation and Chief Information Officer (2005 – 2010), Senior Vice President Merchandise Planning, Allocation and Presentation (2002 – 2005), a leading discount retailer operating over 1,400 stores in 47 states
	•	Ames Department Stores, Inc., Senior Vice President Planning and Allocation (1997 – 2002), formerly the fourth-largest discount retailer in the country
Lisa M. Bachmann	•	Casual Corner Group, Inc., Vice President of Planning and Allocation, formerly an American retail clothing chain operating under the names Casual Corner, Petite Sophisticate and August Max Woman brands, among others, with more than 1,200 stores at its peak

Age: 64	Qualifications and Attributes
	•	Public Company Leadership
Independent Director Since: 2020	•	Public Company Board Experience
	•	High Level of Financial Literacy
Committees	•	Distribution
• Audit	•	Strategy Development
• Nominating and Corporate	•	Mergers & Acquisitions
Governance	•	Diversity

Education
	•	MBA, Western New England University
	•	BS, Accounting, Western New England University
	•	CyberSecurity Certificate, National Association of Corporate Directors (NACD), Carnegie Mellon University

Other Boards
	•	Currently serves on the board of directors and as a member of the Audit, Compensation, and Nominating and Corporate Governance Committees of Dorman Products, Inc., a publicly traded company

Experience
	•	Goldman Sachs Value Accelerator, Operating Advisor (2021 – present), a centralized platform that partners with Goldman Sachs portfolio companies to build enduring businesses and create incremental value by leveraging the Goldman Sachs network
	•	LLR Partners, Inc., Senior Operating Advisor (2010 – 2017), a growth-oriented private equity firm
	•	Drake, Beam, Morin, Inc., Vice Chairman, Chief Executive Officer and President (2006 – 2009), an international career management and transitions management firm
	•	Right Management Consultants, Inc., President and Chief Operating Officer (1996 – 2004), a global provider of integrated consulting solutions across the employment lifecycle
John J. Gavin	•	Andersen Worldwide, Partner (1990 – 1996), a global firm providing a wide range of tax, valuation, financial advisory and related consulting services to individual and commercial clients

Age: 69	Qualifications and Attributes
	•	Public Company Leadership
Independent Director Since: 2014	•	Public Company Board Experience
	•	High Level of Financial Literacy
Chair of the Board Since: 2019	•	Building Products or Construction Industry
	•	Strategy Development
Committees	•	Mergers & Acquisitions
• Audit	•	Corporate Governance

• Nominating and Corporate	Education
Governance	•	BBA, Temple University

Other Boards
	•	Currently serves on the board of directors of Dorman Products, Inc., a publicly traded company and on the Advisory Board of the Center for Corporate Governance for Drexel University, Philadelphia
	•	Previously served on the board of directors of the following publicly traded companies: CSS Industries, Inc., DFC Global Corp, and Interline Brands, Inc.
	•	Currently serves on the boards of directors of various privately held companies

Experience
	•	NES Fircroft, Chief Executive Officer (2014 – present), a global solutions company specializing in recruiting and deploying engineering talent to meet client needs in more than 65 countries
	•	AEA Investors LP, Managing Director and Operating Partner (2013 – 2014), a leading global private investment firm
	•	Adecco Group North America, CEO (2007 – 2012), a multi-brand specialty staffing and workforce solutions company
	•	Spent 20 years with PricewaterhouseCoopers LLP and then IBM Business Consulting Services when it acquired PricewaterhouseCoopers Consulting; led the global supply chain management consulting services business, as well as the Americas consumer, wholesale distribution and software industry practices at IBM

Theron I. Gilliam	Qualifications and Attributes
	•	Public Company Board Experience
Age: 60	•	High Level of Financial Literacy
	•	Building Products or Construction Industry
Independent Director Since: 2014	•	Strategy Development
	•	Mergers & Acquisitions
	•	Corporate Governance

Committees	Education
• Human Capital Management	•	MBA, Finance, Columbia University
and Compensation	•	BS, Systems Engineering, University of Virginia

• Nominating and Corporate	Other Boards
Governance	•	Currently serves on the board of directors of Lennar Corporation, a publicly traded company
	•	Currently serves on the board of NES Fircroft, a privately held company
	•	Previously served on the board of directors of Work Market, Inc., a privately held company

Experience
	•	BlueLinx Holdings, Inc., Advisor to Chief Executive Officer (2022), President and Chief Executive Officer (2014 – 2021), a leading distributor of building and industrial products in the United States
	•	Euramax Holdings, Inc., now known as OmniMax International, Inc., President and Chief Executive Officer (2008 – 2013), Chief Operating Officer (2005 – 2008), Executive Vice President (2002 – 2005), Group Vice President (1997 – 2002), and President (1992 – 1997), a leading North American building products manufacturer.
	•	Alumax, Inc., Corporate Counsel, a fabricator of aluminum products for the transportation, distribution, building and construction, packaging, and consumer durables markets
Mitchell B. Lewis	•	Alston & Bird LLP, Attorney, Mergers and Acquisitions

Age: 63	Qualifications and Attributes
	•	Public Company Leadership
Independent Director Since: 2019	•	Public Company Board Experience
	•	High Level of Financial Literacy
Committees	•	Building Products or Construction Industry
• Audit (Chair)	•	Distribution
• Nominating and Corporate	•	Strategy Development
Governance	•	Mergers & Acquisitions
	•	Corporate Governance

Education
	•	JD, University of Michigan Law School
	•	BA, Economics, Emory University

Other Boards
	•	Currently serves on the board of directors and as Chair of the Nominating and Governance Committee of BlueLinx Holdings, Inc., a publicly traded company, on the board of directors of Meteor Education, a privately held company, and on the board of directors of BCDI Meteor Holdings, LP, a Bain Capital Double Impact portfolio company
	•	Previously served on the board of directors of Euramax Holdings, Inc., a privately held company

Experience
	•	United Parcel Service, Senior Vice President, Executive Management Committee (2005 – 2019), an American multinational shipping & receiving and supply chain management company
	•	Prior roles with United Parcel Service include General Counsel and Corporate Secretary, Chief Human Resources Officer, Senior Vice President of Compliance, Public Affairs, Communications, and Labor and Employment Counsel with subsequent roles in the legal department, compliance and operations before being promoted to the senior leadership team
	•	Troutman Pepper Hamilton Sanders LLP (formerly Troutman Sanders LLP), Attorney, Civil Litigation and Labor & Employment

Qualifications and Attributes
Teri P. McClure	•	Public Company Leadership
	•	Public Company Board Experience
Age: 61	•	High Level of Financial Literacy
	•	Building Products or Construction Industry
Independent Director Since: 2019	•	Distribution
	•	Strategy Development
Committees	•	Mergers & Acquisitions
• Human Capital Management	•	Corporate Governance
and Compensation	•	Diversity

• Nominating and Corporate	Education
Governance (Chair)	•	JD, Emory University School of Law
	•	BSBA, Economics and Marketing, Washington University in St. Louis

Other Boards
	•	Currently serves on the boards of directors of Fluor Inc., Lennar Corporation and JetBlue, each a publicly traded company
	•	Serves as the Compensation Committee Chair of Lennar Corporation and JetBlue

Experience
•	PepsiCo Frito-Lay North America, Senior Vice President and General Manager (1993 – 2017), one of the leading global companies in the snack chip industry.
Served in numerous positions of increasing responsibility covering operations, sales and marketing, customer engagement and strategy.
	•	Procter & Gamble, Vice President, Sales and Marketing (1981 – 1993), an American multinational consumer goods corporation
	•	Maytag Corporation, Senior Vice President (1999 – 2001), an American home and commercial appliance company owned by Whirlpool Corporation

Qualifications and Attributes
Randolph W. Melville	•	Public Company Leadership
	•	Public Company Board Experience
Age: 66	•	High Level of Financial Literacy
	•	Distribution
	•	Strategy Development
Independent Director Since: 2020	•	Mergers & Acquisitions
	•	Corporate Governance
	•	Diversity

Education
Committees	•	BS, Sociology, Princeton University

• Audit	Other Boards
• Nominating and Corporate Governance	•	Currently serves on the board of directors of Saia, Inc., a publicly traded company
	•	Serves as the Chair of the Compensation Committee of Saia, Inc.
	•	Serves on the Board of Trustees for Northwestern Mutual
	•	Previously served on the board of directors of Interline Brands, Inc. and as a member of the Compensation Committee of Interline Brands, Inc.

Experience
	•	Euramax International, Inc., Chair, Chief Executive Officer and President (1996 – 2008), a privately owned global producer of residential, commercial, and architectural building products
	•	Nortek, Inc., Chair (2010 – 2015) and Interim CEO (2011), a publicly owned producer of residential, commercial, and architectural building products

Qualifications and Attributes
	•	Public Company Leadership
	•	Public Company Board Experience
	•	High Level of Financial Literacy
J. David Smith	•	Building Products or Construction Industry
	•	Distribution
Age: 76	•	Strategy Development
	•	Mergers & Acquisitions
Independent Director Since: 2014	•	Corporate Governance

Education
Committees	•	BA, Political Science, Gettysburg College

• Audit	Other Boards
• Human Capital Management and Compensation (Chair)	•	Currently serves on the board of directors of BlueLinx Holdings, Inc., a publicly traded company
• Nominating and Corporate Governance	•	Previously served on the board of directors and committees of the following privately held companies: Air Distribution Technologies, Henry Company, Houghton International, Inc., DiversiTech, Inc., Siamons International, Inc. (Chair), and Euramax International, Inc. (Chair)
	•	Previously served on the board of directors and committees of publicly held companies: Select Interior Concepts, Inc. (Chair), Nortek, Inc. (Chair), and Commercial Metals Company

Experience
•
Louisiana-Pacific, Inc., Chief Executive Officer (2017 – present), Chief Operating Officer (2016), Executive Vice President & General Manager, OSB (2015 – 2016), Senior Vice President & General Manager, Siding and Moldings (2004 – 2015), Vice President, Specialty Operations (2002 – 2004), Director Specialty Operations (2001 – 2002), Controller, Specialty Operations (1999 – 2001), a leading manufacturer of quality engineered wood building materials including OSB, structural framing products and exterior siding for use in residential, industrial and light commercial construction

	•	MacMillan Bloedel, General Manager, Bardcor Russellville Sheetfeeder (1996 – 1999), Controller, Primary Manufacturing (1993 – 1996), Director, Strategic Planning (1990 – 1993), Supervisor, Strategic Analysis (1987 – 1990), Supervisor, Resource Analysis (1984 – 1987), formerly a Canadian forestry company

Qualifications and Attributes
W. Bradley Southern	•	Public Company Leadership
	•	Public Company Board Experience
Age: 65	•	High Level of Financial Literacy
	•	Building Products or Construction Industry
Independent Director Since: 2024	•	Distribution
	•	Strategy Development
	•	Mergers & Acquisitions
	•	Corporate Governance

Committees	Education
• Human Capital Management	•	MFR, Forest Finance, University of Georgia
and Compensation	•	BSFR, Forest Management, University of Georgia

• Nominating and Corporate	Other Boards
Governance	•	Currently serves as CEO and Chairman of the Board at Louisiana-Pacific, Inc., a publicly traded company
	•	Currently serves on the board of directors for The Forest Products Association of Canada and for the Nashville Branch of the Federal Reserve Bank of Atlanta
	•	Previously served on the board and Compensation Committee of Astec Industries, Inc., a publicly traded company
	•	Previously served on the boards of privately held organizations: Keller Group and Saltco Land and Timber Company

Experience
	•	Gypsum Management and Supply, Inc., President and Chief Executive Officer (2019 – Present), a leading distributor of construction products for commercial and residential building supply needs for local contractors in North America
	•	Dal-Tile, a division of Mohawk Industries, Inc., President (2012 – 2019), Senior Vice President of Sales (2005 – 2008), Senior Vice President of Operations (2008 – 2011), and Chief Operating Officer (2011 – 2012), the world’s leading global flooring manufacturer

Qualifications and Attributes
John C. Turner, Jr.	•	Public Company Leadership
	•	Public Company Board Experience
Age: 57	•	High Level of Financial Literacy
	•	Building Products or Construction Industry
Director Since: 2019	•	Distribution
	•	Strategy Development
Committees	•	Mergers & Acquisitions

• None	Education
	•	BS BUAD, Marketing/Marketing Management, General, University of Southern California

Other Boards
	•	Currently serves on the board of directors of TLB MM Corp., a privately held company

MANAGEMENT

The following table sets forth the name and age of each current executive officer of the Company, indicating all positions and offices with us currently held by such executive officer:

Name	Age	Position
John C. Turner, Jr.	57	President, Chief Executive Officer and Director
Scott M. Deakin	59	Senior Vice President and Chief Financial Officer
Craig D. Apolinsky	58	Senior Vice President, General Counsel and Corporate Secretary
Leigh R. Dobbs	48	Senior Vice President, Chief Human Resources Officer
George T. Hendren	50	Senior Vice President, Chief Operating Officer
Set forth below are descriptions of the backgrounds of each current executive officer of the Company who is not a director. The background for John C. Turner, Jr., who is also a director, is provided in the section above entitled “Directors.”
Scott M. Deakin, our Senior Vice President and Chief Financial Officer, joined us in October 2019. Prior to joining us, Mr. Deakin served as the President of the Thermal Acoustical Solutions segment of Lydall, Inc., a publicly-traded global manufacturer of specialty engineered products from 2017 to 2019. Prior to that, he served as Executive Vice President and CFO of Lydall, Inc. where he oversaw its finance and accounting organization from 2015 to 2018. Mr. Deakin previously served as Executive Vice President, Chief Financial Officer of Ensign-Bickford Industries, Inc. from 2009 to 2015. Earlier in his career, he also held the role of Senior Vice President, Corporate Development at Barnes Group, Inc. from 2007 to 2009 and various operating and finance roles during his 12 years at Eaton Corporation. He began his career at Deloitte and PricewaterhouseCoopers, LLP. In 2024, Mr. Deakin was appointed to the board of directors for Central States, Inc., a maker of metal building components, roofing, structures and buildings. Mr. Deakin holds an MBA from Carnegie Mellon University and a Bachelor of Science in Business Administration from Bowling Green State University.
Craig D. Apolinsky, our Senior Vice President, General Counsel and Corporate Secretary, joined us in July 2015. Prior to joining us, Mr. Apolinsky was a corporate and mergers and acquisitions attorney with the law firm of Taylor English Duma LLP from December 2014 until July 2015. From September 2008 until May 2014, Mr. Apolinsky served as Executive Vice President, General Counsel and Corporate Secretary for Alere Health, LLC, a healthcare services company. He previously served as Senior Vice President, General Counsel and Corporate Secretary for Merge Healthcare Incorporated from April 2007 until August 2008. From 2005 until 2007, he worked for Gold Kist Inc. (“Gold Kist”), including as its Deputy General Counsel and Assistant Secretary. Prior to joining Gold Kist in 2007, Mr. Apolinsky was a partner at Alston & Bird LLP, where he practiced in the areas of corporate, securities and mergers and acquisitions for eleven years. Mr. Apolinsky received his law degree from the University of Texas at Austin School of Law and his undergraduate degree from the University of Virginia.

Leigh R. Dobbs, our Senior Vice President, Chief Human Resources Officer, joined us in September 2022. Prior to joining GMS, Ms. Dobbs served as Executive Vice President and Chief Human Resources Officer for Zenith American Solutions, Inc. From 2013 to 2020, Ms. Dobbs worked in progressive leadership positions within Human Resources for Randstad North America, and from 2009 to 2013, she served as Director, Compensation and Benefits for building products distributor, BlueLinx Corporation. Ms. Dobbs earned a Bachelor of Science in Industrial Engineering from the Georgia Institute of Technology and an MBA from Emory University’s Goizueta Business School.

George T. Hendren, our Senior Vice President, Chief Operating Officer, joined us in June 2014 and was appointed as the Company's Chief Operating Officer effective August 1, 2022. Mr. Hendren served as President, GMS Canada from 2019 to August 2022. From 2014 to 2019, Mr. Hendren served as Vice President of Corporate Development for the Company. Prior to joining us, Mr. Hendren spent seventeen years in the financial services industry in various roles. From 2008 to 2014, Mr. Hendren was a Managing Director with Algon Group, where he worked as a financial consultant to the building materials and homebuilding industries. Previously, Mr. Hendren worked for Wachovia Securities and its predecessors as an investment banker, most recently as a Director, focused on building materials manufacturers and distributors. Mr. Hendren received a Bachelor of Science of Business Administration with distinction from the University of North Carolina.

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at investor.gms.com/governance/governance-documents. In the event that we amend or waive certain provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we will disclose the same on our website.
Audit Committee
We have a separately-designated standing Audit Committee of the Board. Currently, the members of the Audit Committee are Mr. Mitchell B. Lewis, as Chair, Ms. Lisa M. Bachmann, Mr. John J. Gavin, Mr. Randolph W. Melville and Mr. J. David Smith. Each of Ms. Bachmann, Mr. Gavin, Mr. Lewis and Mr. Smith qualify as an “audit committee financial expert” within the meaning of regulations adopted by the SEC.

Securities Trading Policy

The Company’s Securities Trading Policy governs the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees, as well as by GMS Inc. and all of its subsidiaries and controlled affiliates. The Securities Trading Policy is designed to promote compliance with insider trading laws, rules and regulations. A copy of the Company’s Securities Trading Policy, including any amendments thereto, is filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended April 30, 2025.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS

The discussion that follows describes the executive compensation program for our named executive officers (“NEOs”). This Compensation Discussion and Analysis (“CD&A”) is intended to be read in conjunction with the tables immediately following this section, which provide further historical compensation information.
The following executive officers constituted our NEOs for fiscal year 2025:

Name	Title
John C. Turner, Jr.	President and Chief Executive Officer
Scott M. Deakin	Senior Vice President and Chief Financial Officer
Craig D. Apolinsky	Senior Vice President, General Counsel and Corporate Secretary
Leigh R. Dobbs	Senior Vice President, Chief Human Resources Officer
George T. Hendren	Senior Vice President, Chief Operating Officer

I.    Overview

Our compensation program is designed to reward executives for achievement of the Company’s short- and long-term performance goals. Our Company’s performance is highly dependent on the talents, skills and engagement of our people. As such, our executive compensation program is designed to: (1) attract highly qualified individuals; (2) retain those individuals in a competitive marketplace for executive talent; and (3) motivate performance in a manner that supports achievement of our mission to increase stockholder value while ensuring these programs do not encourage excessive risk-taking.
We believe our executive compensation program as developed and implemented, and as presented in this CD&A, achieves these objectives and is appropriate for a company in our industry and at our stage of growth.
Pay Program Overview

We believe the design and structure of our pay program, and in particular our incentive plans, support our business strategy and organizational objectives while successfully aligning executive focus and interest with our stockholders. Our compensation programs are designed to attract, motivate, and retain qualified and talented executives and to incent our executives to achieve our business goals and reward them for superior short- and long-term performance. All pay elements, and the safeguards and governance features of the program, have been carefully chosen and implemented to align with our pay philosophy and objectives.
In doing so, we have developed the following compensation framework to achieve these objectives:

Base Salary	Fixed cash component of pay based on individual scope of experience and responsibilities, performance against goals, and peer and industry practices.

Annual Incentives	Variable cash component of pay intended to motivate and reward our executives for the achievement of select strategic goals of the Company.
In fiscal year 2025, our annual incentives continued to be based on two corporate performance metrics: (1) Adjusted EBITDA (weighted 80%) and (2) Working Capital Turns (weighted 20%).

Long-Term Equity Incentives
Variable stock-based component of pay designed to motivate executives to deliver long-term stockholder value, while also providing a retention vehicle for our executive talent.
In fiscal year 2025, equity awards were granted to our NEOs subject to three-year ratable vesting as follows:

• Stock Options (50%)
• Restricted Stock Units (“RSUs”) (50%)

2025 Target Pay Mix
Consistent with our philosophy of aligning executive pay with the short- and long-term performance of the Company, and to align the interests of management with those of our stockholders, the Company’s compensation programs are designed to provide a significant portion of executive compensation in the form of variable, at-risk, incentive pay as shown in the graphics below:

Compensation Governance Highlights
The Human Capital Management and Compensation Committee (“HCMC Committee”) regularly reviews best practices in executive compensation and uses the guidelines below to design our compensation programs.

What We Do	✓	Pay-for-performance philosophy and culture
	✓	Provide an appropriate mix of performance-based compensation and time-vesting awards to executives
	✓	Responsible use of shares under our long-term incentive program
	✓	Stock ownership requirements for all executives and non-executive directors
	✓	Engage an independent compensation consultant
	✓	Perform an annual risk assessment of our compensation program
What We Don't Do	X	No repricing of stock option awards without shareholder approval
	X	No resetting of financial targets for performance-based incentive awards
	X	No excessive prerequisites
	X	No single trigger vesting of equity following a change-in-control

Consideration of Last Year’s Say-on-Pay Vote

At the 2024 Annual Meeting of Stockholders, our say-on-pay proposal received strong support, garnering support from 98% of shares cast. The Company is pleased with these results and believes that stockholders have a positive view of our executive compensation philosophy, policies and programs. The HCMC Committee took these results into account by continuing to emphasize our pay-for-performance philosophy which utilizes performance measures that provide incentives to deliver value to our stockholders.

II.    Executive Compensation Philosophy and Objectives
The objectives of the executive compensation program included the following:
•    balancing an entrepreneurial focus with the need to set and achieve pre-determined goals;
•    aligning with best practices and standards as determined by peer practices and institutional stockholders;
•    basing annual reward opportunities on performance measures linked to stockholders’ value creation;
•    providing substantial, but capped, upside on cash incentives that is linked to superior performance; and
•    requiring a threshold level of performance in order for any cash award to be earned.
III.    Pay Components

Base Salary
We believe that base salary plays an important role in attracting and retaining top executive talent by providing executives with a predictable level of income. Base salaries represent a fixed portion of our NEOs’ compensation and vary by job responsibility. The HCMC Committee reviews our NEOs’ base salaries annually, however, the HCMC Committee may make periodic base salary adjustments in connection with an NEO’s promotion, change in job responsibility, or when otherwise necessary for equitable reasons.
In connection with its review and determination of base salaries, the HCMC Committee considers market data, the level of the executive’s compensation (individually and relative to the other executives), the level of the executive’s performance and, for the base salaries for executives other than the Chief Executive Officer, the recommendations of the Chief Executive Officer.

The following table sets forth our NEOs’ base salaries for fiscal 2025:

Executive	Fiscal 2024 Base Salary	Fiscal 2025 Base Salary	% Change
John C. Turner, Jr.	$865,000	$925,000	6.9%
Scott M. Deakin	554,346	576,520	4.0%
Craig D. Apolinsky	449,686	467,673	4.0%
Leigh R. Dobbs	367,500	404,250	10.0%
George T. Hendren	517,500	560,000	8.2%

Annual Incentives
The Company maintains the Annual Incentive Plan (the “AIP”) in order to drive the Company’s annual performance by linking variable compensation payments to achievement of Company performance. Cash incentives under the AIP are designed to support our strategic business, promote the maximization of Company profitability and encourage teamwork. In fiscal 2025, each of our NEOs was eligible to earn an annual cash incentive under the AIP, subject to the conditions described below.
Under the AIP, the HCMC Committee takes into consideration the Company’s performance as measured against pre-established business and/or financial goals at different levels of the Company’s operating structure. The table below outlines the structure of our fiscal 2025 annual cash incentives:

Metric	Weighting	Rationale
Adjusted EBITDA	80%	•	Adjusted EBITDA serves as a key measure of our profitability
Working Capital Turns	20%	•	Working Capital Turns measures our operating efficiency and inventory management
Both are key performance metrics assessed by shareholders that drive the creation of shareholder value and are used by management to assess the Company’s performance.

For fiscal 2025, the HCMC Committee approved each NEO’s target cash incentive opportunity (expressed as a percentage of base salary), as set forth in the table below. Based on company performance against the pre-established performance goals, NEOs may earn between 0% and 200% of their target cash incentive opportunities. If threshold performance goals are not achieved, NEOs would not be entitled to any payout under the AIP. The annual incentives under the AIP are subject to adjustment by the HCMC Committee, at its discretion, based on the executive’s individual performance and contribution to the Company during the year.
The following table sets forth the annual cash incentive target, expressed as a percentage of base salary, for our NEOs for fiscal 2025 (Mr. Turner’s target increased from 100% in fiscal 2024 and Mr. Deakin’s target increased from 60% fiscal 2024 based on performance and to remain competitive. The other NEOs were the same as fiscal 2024):

Executive	Target
John C. Turner, Jr.	120%
Scott M. Deakin	70%
Craig D. Apolinsky	60%
Leigh R. Dobbs	60%
George T. Hendren	60%

The following table summarizes fiscal year 2025 AIP performance targets, actual performance and incentive payout expressed as a percentage of target:

					Actual Performance
Measures	Weighting	Threshold (25%)	Target (100%)	Maximum (200%)	Results	% Payout
Adjusted EBITDA(1)(2) (in millions)	80%	$538.0	$672.5	$807.0	$481.1	—%
Working Capital Turns(3) (as a % of annual net sales)	20%	21.30%	19.30%	17.80%	19.64%	83.0%
Total Weighted Payout						16.6%
___________________________________
(1)Adjusted EBITDA is a non-GAAP measure that management uses to evaluate the performance of the Company. Adjusted EBITDA, as we define it, is an amount equal to net income (loss) plus interest expense and related items, income taxes, stock compensation, depreciation and amortization, further adjusted to exclude other non-cash items and certain other adjustments. Adjusted EBITDA is not determined in accordance with GAAP, and is not intended to present a superior measure of the financial condition from those determined under GAAP.

(2)Actual performance was adjusted to remove Adjusted EBITDA of current-year acquisitions that were not included in performance targets established at the beginning of the fiscal year.

(3)Working Capital Turns equals the 12 month trailing average of trade accounts and notes receivable plus inventories less accounts payable, divided by annual net sales.
Based on the Company’s actual performance in fiscal 2025 and interpolation applied for performance, Adjusted EBITDA was paid out at 0% of target and Working Capital Turns was paid out at 83.0% of target, for a total weighted annual cash incentive performance payout of 16.6% of target. The HCMC Committee did not exercise its discretion to adjust annual cash incentive amounts based on the executive’s individual performance and contribution to the Company during the year. The following table sets forth the annual cash incentives earned in fiscal 2025 under AIP for our NEOs:

Executive	2025 Earned Bonus
John C. Turner, Jr.	$184,260
Scott M. Deakin	66,992
Craig D. Apolinsky	46,580
Leigh R. Dobbs	40,263
George T. Hendren	55,776

Long-Term Incentive Plan
The Company maintains a long-term incentive plan under which we may make grants of equity awards. The main objectives of the long-term incentive plan are to (1) directly link the executives to increasing stockholder value, (2) incentivize our executives to work towards the achievement of our long-term performance goals, (3) provide the Company a competitive means through which we may better attract talented individuals to become executives, and (4) retain executives by providing these individuals with stock ownership opportunities vesting over multiple years. For the foregoing reasons, we believe providing our NEOs long-term equity compensation further advances and aligns the interests of our NEOs with those of our stockholders.

As described below in the Compensation Determination Process section, each year the HCMC Committee reviews the results of a benchmarking study to determine the appropriate mix of equity awards and total grant date value of equity awards that will be granted to each NEO. In determining the number of shares subject to each type of equity award, we use the grant date closing stock price for full value awards and the grant date Black-Scholes value for stock options.

In fiscal 2025, we granted a mix of the following equity awards:

Equity Award	Weighting	Vesting Schedule	Rationale
RSUs	50% of grant value	Time-based over three years, with equal installments vesting on each annual anniversary subject to continued employment (with certain exceptions)	•	Long-term incentives granted in equity to align NEOs with shareholder outcomes
Stock Options	50% of grant value		•	Stock options motivate executives to build long-term shareholder value by only providing value if share price increases
			•	RSUs encourage executive retention with the value varying based on shareholder outcomes

    In July 2024, the HCMC Committee approved our annual equity award grants to our NEOs under the Company’s Equity Incentive Plan. These annual equity grants were made on August 1, 2024. The following table presents the fiscal 2025 annual equity grants:

Executive	Number of RSUs	Grant Date Value of RSUs(1)	Number of Stock Options	Grant Date Value of Stock Options(1)
John C. Turner, Jr.	18,893	$1,750,000	43,893	$1,750,000
Scott M. Deakin	4,454	412,500	10,347	412,500
Craig D. Apolinsky	3,104	287,500	7,211	287,500
Leigh R. Dobbs	1,404	130,000	3,261	130,000
George T. Hendren	3,374	312,500	7,838	312,500
___________________________________
(1)Grant date values vary slightly from the values in the Summary Compensation Table due to the issuance of whole shares.

IV.    Compensation Determination Process

Role of Human Capital Management and Compensation Committee
Our HCMC Committee is responsible for overseeing our executive compensation philosophy and our executive compensation program, determining and approving the compensation for our executive officers, negotiating executive employment contracts, and helping to establish appropriate compensation for directors and other key employees. Our HCMC Committee regularly reports to our Board on its deliberations but is ultimately responsible for executive compensation decisions.
Our HCMC Committee reviews, on at least an annual basis, our executive compensation program, including our incentive compensation plans, to determine whether they are appropriate, properly coordinated, and achieve their intended purposes. It also reviews the compensation of our executive officers and makes decisions about the various components that comprise their compensation packages.
The appropriate mix and amount of compensation for each executive officer varies based on the level of the executive’s responsibilities. The HCMC Committee does not maintain any formal policy or formula for allocating the appropriate mix of compensation, as it believes it is more important to remain flexible to respond to shifts in the marketplace in which the Company must compete to recruit and retain executive talent. Therefore, the HCMC Committee retains the authority to review our executive officers’ compensation periodically and to use its discretion to adjust the mix of compensation and the amount of any element of compensation as it deems appropriate.
Role of Management
The Company’s Chief Executive Officer, in consultation with our Chief Human Resources Officer and other Company representatives, provides input and recommendations to the HCMC Committee on the design of our executive compensation program and compensation decisions for executive officers other than himself. The Chief Executive Officer makes recommendations based on his assessment of the Company and each executive’s performance, as well as market data provided by the Committee’s executive compensation consultant. The HCMC Committee reviews and considers the Chief Executive Officer’s recommendations when considering any compensation changes affecting our executive officers, but it retains approval authority. The HCMC Committee meets regularly in executive session without management present.

Role of Compensation Consultant
For fiscal year 2025, the HCMC Committee retained the services of its independent executive compensation consultant, Meridian Compensation Partners, LLC (“Meridian”), to advise the HCMC Committee on compensation matters related to the Company’s executive officers and non-employee directors. During fiscal year 2025, Meridian assisted the HCMC Committee with, among other things:

•assessing market data on executive and director compensation pay levels and program structures;
•reviewing and making changes to the compensation peer group;

•developing and refining our executive and director compensation programs;

•advising the HCMC Committee on the design of the annual and long-term incentive programs;

•staying apprised of market trends and regulatory developments related to executive and director compensation; and

•reviewing our fiscal year 2025 CD&A.

Use of Peer Group Data
To assess the appropriateness of our executive compensation program and compensation levels, our HCMC Committee, with the assistance of Meridian, examines the competitive compensation data for senior executives of our peer companies. The HCMC Committee uses the peer group to reference recent market data and understand the marketplace but does not establish compensation based on a specific percentile of the market data. The HCMC Committee also recognizes the importance of flexibility and considers other factors as well when setting executive compensation, such as individual performance, experience, history and scope of responsibility, current market conditions and the specific needs of the business at critical points in time.

During fiscal year 2025, Meridian presented a compensation benchmarking study to the HCMC Committee at its request, which included market data derived from public filings of the peer group companies listed below as well as broader market survey data relevant for our industry and size. The HCMC Committee used the benchmarking study as a comparative tool in its evaluation of the Company’s executive compensation program in relation to companies believed to represent the appropriate comparable labor market for executive talent and to provide context for executive compensation.

The peer group was evaluated by Meridian using criteria including the following:
•Industry and Business Mix: companies with comparable lines of business (generally distribution and building products)
•Size and Scope: companies with revenues generally within 1/3rd to 3x GMS with comparable margins and market capitalization

•Company Type: publicly-traded companies operating primarily in the U.S.

Based on Meridian's evaluation, the HCMC Committee approved the following peer group of 17 companies for fiscal 2025(1):

A.O. Smith Corporation	Boise Cascade Company	Pool Corporation
Applied Industrial Technologies, Inc.	Core & Main, Inc.	Simpson Manufacturing Co., Inc.
Armstrong World Industries, Inc.	Fastenal Company	SiteOne Landscape Supply, Inc.
Atkore International Group Inc.	JELD-WEN Holding, Inc.	TopBuild Corp.
Beacon Roofing Supply, Inc.	Lennox International Inc.	Watsco, Inc.
BlueLinx Holdings, Inc.	MSC Industrial Direct Co. Inc.
___________________________________

(1)Masonite International Corporation was removed from the peer group that was used in fiscal 2024. There were no other changes from the peer group used in fiscal 2024.

Risk Analysis of Compensation Program

The HCMC Committee reviewed our compensation program to determine if the program encourages excessive or unnecessary risk taking that is reasonably likely to have a material adverse effect on the Company. The HCMC Committee believes that the Company’s compensation program provides an appropriate balance of fixed compensation, short- and long-term variable compensation, and strong governance practices to help mitigate unnecessary or excessive risk-taking. As a result, the HCMC Committee believes our compensation program does not encourage unreasonable risk taking that is reasonably likely to have a material adverse effect on the Company.

V.    Additional Compensation Practices and Policies
Stock Ownership Guidelines
The Company has stock ownership guidelines for our senior leaders and independent members of the Board to further align the interests of our senior leaders and independent members of the Board with our stockholders. Pursuant to these guidelines, each senior leader or independent member of the Board is required to own specified levels of our common stock. Individuals are required to hold 50% of net shares they receive from vesting of restricted share units or the exercise of stock options until they have met the required ownership level. All NEOs and Board members have met or are on track to meet share ownership guidelines.

Position	Requirement
Chief Executive Officer	5x base salary
Other Named Executive Officers	1.5x base salary
Non-executive directors	5x annual cash retainer
Incentive Compensation Clawback Policy
We maintain a clawback policy that complies with the applicable listing standards of the New York Stock Exchange (“NYSE”) and Rule 10D-1 under the Exchange Act. In the event of a restatement of the reported financial results of the Company due to material non-compliance with financial reporting requirements, the HCMC Committee will recover reasonably promptly the amount of all erroneously awarded compensation received by an executive officer during the covered period (within the meaning of such terms as provided in the NYSE listing standards).

Retirement Benefits
The Company provides retirement benefits to the NEOs, including matching contributions, under the terms of its tax-qualified defined contribution plan (the “401(k) Plan”). The NEOs participate in the 401(k) Plan on the same terms as our other participating employees. We believe the retirement benefits provided under the 401(k) Plan are analogous to those provided by comparable companies. The Company does not maintain any defined benefit or supplemental retirement plans for any of its executive officers.
Severance and Change in Control Payments
We believe employment agreements assist us in attracting and retaining executive talent and that change in control provisions are appropriate to help ensure continuity of management during a potential change in control. We have employment agreements with each of our NEOs and each agreement contains termination and change in control provision.
The GMS Inc. Equity Incentive Plan provides that, in connection with a change in control, the HCMC Committee will determine whether outstanding awards will either: (a) be assumed or substituted for, with appropriate adjustments to the number, kind of shares, and exercise prices of the awards; or (b) terminate. Beginning with equity awards granted in August 2019, we implemented double-trigger change of control vesting provisions in our equity award agreements. Under this provision, if upon the occurrence of a change of control, the surviving entity assumes or otherwise equitably converts or substitutes the awards, then vesting will be accelerated only if a participant’s employment is terminated without “cause” or the participant resigns for “good reason” within two years after the change of control effective date. Vesting will also be accelerated if the awards are not assumed, equitably converted or substituted in a manner approved by the HCMC Committee or the Board. This change in control feature is included in the GMS Inc. 2020 Equity Incentive Plan approved by our shareholders at the 2020 Annual Meeting of Stockholders.

More information about the NEOs’ employment agreements is provided in the section “Employment Agreements” on page 26, and more information about their potential payments is provided in the section “—Payments upon Certain Events of Termination or Change in Control” beginning on page 26.

Employee Stock Purchase Plan
The Company provides NEOs the opportunity to purchase the Company’s common stock at a discount from the market price under the GMS Inc. Employee Stock Purchase Plan (the “ESPP”). The NEOs participate in the ESPP on the same terms as our other participating employees. We believe that the benefits provided under the ESPP are analogous to those provided by comparable companies. All of our NEOs participated in the ESPP during fiscal 2025.
Perquisites and Other Personal Benefits
The Company provides the NEOs with limited perquisites and other personal benefits that it believes are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. We believe that these benefits enable our executives to focus on our business and enhance their commitment to us. In fiscal 2025, our NEOs each received $800 per month in a car allowance and premium credit cards. Our NEOs may also receive an executive physical exam and a tax gross up for such physical exam. The HCMC Committee periodically reviews the levels of perquisites and other personal benefits provided to our NEOs to confirm such levels are reasonable and continue to serve their intended retentive purposes.

Human Capital Management and Compensation Committee Interlocks and Insider Participation

Mr. Smith, Mr. Gilliam, Ms. McClure and Mr. Southern were members of the HCMC Committee during fiscal 2025, none of whom was an officer or employee of the Company at any time. None of our executive officers serves, or in the past year has served, as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or HCMC Committee. None of our executive officers served as a member of the compensation committee of an entity that has an executive officer serving as a director on the Board. No interlocking relationship exists between any member of our HCMC Committee (or other committee performing equivalent functions) and any executive, member of the board of directors or member of the compensation committee (or other committee performing equivalent functions) of any other company.

Human Capital Management and Compensation Committee Report
The HCMC Committee has reviewed and discussed the above Compensation Discussion and Analysis with management. Based on its review and discussion with management, the HCMC Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for the period ended April 30, 2025.
J. David Smith, Chair
Theron I. Gilliam
Teri P. McClure
W. Bradley Southern

COMPENSATION OF THE NAMED EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation paid to our NEOs for the fiscal years ended April 30, 2025, 2024 and 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
John C. Turner, Jr.,	2025	$925,000	$—	$1,750,059	$1,750,014	$184,260	$27,106	$4,636,439
President and Chief	2024	865,000	—	1,650,013	1,650,030	977,606	23,294	5,165,943
Executive Officer(2)	2023	834,300	—	1,549,962	1,549,993	1,125,232	18,145	5,077,632

Scott M. Deakin,	2025	576,520	—	412,574	412,535	66,992	20,429	1,489,050
Senior Vice President	2024	554,346	—	375,047	375,008	375,907	22,313	1,702,621
and Chief Financial Officer(2)	2023	535,600	—	499,988	499,989	433,423	19,149	1,988,149
Craig D. Apolinsky,	2025	467,673	—	287,524	287,503	46,580	18,481	1,107,761
Senior Vice President,	2024	449,686	—	275,040	275,022	304,936	24,258	1,328,942
General Counsel and	2023	434,479	—	299,993	299,983	351,593	18,281	1,404,329
Corporate Secretary(2)
Leigh R. Dobbs,	2025	404,250	—	130,053	130,016	40,263	22,830	727,412
Senior Vice President,	2024	367,500	—	113,771	113,756	249,205	22,524	866,756
Chief Human Resources	2023	227,260	100,000	113,718	113,735	183,906	13,645	752,264
Officer(3)
George T. Hendren,	2025	560,000	—	312,534	312,501	55,776	19,544	1,260,355
Senior Vice President,	2024	517,500	—	300,023	300,027	350,921	18,265	1,486,736
Chief Operating Officer(2)	2023	471,050	—	299,993	299,983	417,553	40,357	1,528,936
___________________________________
(1)The amount set forth represents the aggregate grant date fair value of the option and stock awards granted in each respective year, computed based on the number of awards granted and the fair value of the award on the date of grant. Assumptions used in the calculation of these amounts are included in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2025.

(2)The amount set forth under “All Other Compensation” for fiscal 2025 includes (i) a car allowance ($9,600), (ii) executive physical exams, and (iii) certain other non-perquisite items (the value of each being less than $10,000). All other compensation also includes tax reimbursements provided in connection with executive physical exams of $1,039, $482 and $943 for Mr. Turner, Mr. Deakin and Mr. Apolinsky, respectively.

(3)Ms. Dobbs joined the Company on September 6, 2022. For fiscal 2023, Ms. Dobbs earned prorated amounts of salary and non-equity incentive plan compensation based on the portion of fiscal year 2023 that she was employed with the Company. The amount set forth under “All Other Compensation” for fiscal 2025 includes (i) a car allowance ($9,600), (ii) an executive physical exam, (iii) certain other non-perquisite items (the value of each being less than $10,000) and (iv) tax reimbursement provided in connection with executive physical exams of $1,107.

FISCAL 2025 GRANTS OF PLAN-BASED AWARDS

The table below sets forth information regarding all grants of awards made to the NEOs during the fiscal year ended April 30, 2025. Options and RSUs reflected in this table were granted under the GMS Inc. 2020 Equity Incentive Plan. For further information regarding the terms of certain of these grants, see “Compensation Discussion and Analysis” above.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date(2)	Threshold ($)	Target ($)	Maximum ($)	Units (#)	Options (#)	Awards ($/Sh)	Awards ($)(3)
John C. Turner, Jr.	—	$277,500	$1,110,000	$2,220,000	—	—	$—	$—
	8/1/2024	—	—	—	18,893	—	—	1,750,059
	8/1/2024	—	—	—	—	43,893	92.63	1,750,014
Scott M. Deakin	—	100,891	403,564	807,128	—	—	—	—
	8/1/2024	—	—	—	4,454	—	—	412,574
	8/1/2024	—	—	—	—	10,347	92.63	412,535
Craig D. Apolinsky	—	70,151	280,604	561,208	—	—	—	—
	8/1/2024	—	—	—	3,104	—	—	287,524
	8/1/2024	—	—	—	—	7,211	92.63	287,503
Leigh R. Dobbs	—	60,638	242,550	485,100	—	—	—	—
	8/1/2024	—	—	—	1,404	—	—	130,053
	8/1/2024	—	—	—	—	3,261	92.63	130,016
George T. Hendren	—	84,000	336,000	672,000	—	—	—	—
	8/1/2024	—	—	—	3,374	—	—	312,534
	8/1/2024	—	—	—	—	7,838	92.63	312,501
___________________________________
(1)These columns, where applicable, show the range of possible payouts for fiscal 2025 performance under the AIP as described above under “—Annual Incentives.”
(2)In July 2024, the HCMC Committee approved our annual equity award grants to our NEOs under the Company’s Equity Incentive Plan. These annual equity grants were made on August 1, 2024.

(3)The grant date fair value for RSU awards and option awards was computed based on the number of awards granted and the fair value of the award on the date of grant. Assumptions used in the calculation of these award amounts are included in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2025.

OUTSTANDING EQUITY AWARDS AT FISCAL 2025 YEAR END

The following table sets forth certain information with respect to outstanding options and RSUs held by each of our NEOs as of April 30, 2025:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)(1)
John C. Turner, Jr.	88,417	—	23.43	08/01/30	43,198(2)	$3,164,685
	74,110	—	49.13	08/01/31
	40,795	20,397(3)	53.82	08/01/32
	16,497	32,994(4)	74.80	08/01/33
	—	43,893(5)	92.63	08/01/34

Scott M. Deakin	7,429	—	30.10	10/21/29	10,892(6)	797,948
	26,978	—	23.43	08/01/30
	18,527	—	49.13	08/01/31
	13,160	6,579(3)	53.82	08/01/32
	3,750	7,498(4)	74.80	08/01/33
	—	10,347(5)	92.63	08/01/34

Craig D. Apolinsky	3,512	—	37.49	12/01/27	7,413(7)	543,076
	25,693	—	25.60	08/01/28
	15,706	—	23.43	08/01/30
	13,586	—	49.13	08/01/31
	7,896	3,947(3)	53.82	08/01/32
	2,750	5,499(4)	74.80	08/01/33
	—	7,211(5)	92.63	08/01/34

Leigh R. Dobbs	3,323	1,661(8)	45.67	09/06/32	3,248(9)	237,948
	1,138	2,274(4)	74.80	08/01/33
	—	3,261(5)	92.63	08/01/34

George T. Hendren	5,000	—	25.60	08/01/28	7,906(10)	579,194
	15,737	—	23.43	08/01/30
	8,646	—	49.13	08/01/31
	7,896	3,947(3)	53.82	08/01/32
	3,000	5,999(4)	74.80	08/01/33
	—	7,838(5)	92.63	08/01/34
___________________________________
(1)Based on the closing price on the NYSE for our common stock on April 30, 2025, the last trading day of the fiscal year, of $73.26.
(2)These restricted stock units vest as follows: (i) 23,250 vested on August 1, 2025; (ii) 13,650 will vest on August 1, 2026; and (iii) 6,298 will vest on August 1, 2027.

(3)These stock options vested on August 1, 2025.

(4)One-half of these stock options vested on August 1, 2025, and one-half will vest on August 1, 2026.

(5)One-third of these stock options vested on August 1, 2025, and one-third will vest on each of August 1, 2026 and August 1, 2027.

(6)These restricted stock units vest as follows: (i) 6,252 vested on August 1, 2025; (ii) 3,155 will vest on August 1, 2026; and (iii) 1,485 will vest on August 1, 2027.

(7)These restricted stock units vest as follows: (i) 4,119 vested on August 1, 2025; (ii) 2,260 will vest on August 1, 2026; and (iii) 1,034 will vest on August 1, 2027.

(8)These stock options will vest on September 6, 2025.

(9)These restricted stock units vest as follows: (i) 975 vested on August 1, 2025; (ii) 830 will vest on September 6, 2025; and (iii) 975 will vest on August 1, 2026; and (iv) 468 will vest on August 1, 2027.

(10)These restricted stock units vest as follows: (i) 4,320 vested on August 1, 2025; (ii) 2,461 will vest on August 1, 2026; and (iii) 1,125 will vest on August 1, 2027.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2025

The following table sets forth information concerning the exercise of stock options and the vesting of restricted stock units for our NEOs during the fiscal year ended April 30, 2025.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
John C. Turner, Jr.	15,000	$1,024,913	27,130	$2,513,052
Scott M. Deakin	—	—	7,313	677,403
Craig D. Apolinsky	7,900	528,431	4,949	458,426
Leigh R. Dobbs	—	—	1,337	115,829
George T. Hendren	5,000	382,650	4,382	405,905
___________________________________
(1)The value realized on exercise for option awards represents the number of options exercised multiplied by the difference between the market price and exercise price on the date of exercise.
(2)The value realized on vesting for stock awards represents the number of shares acquired on vesting multiplied by the closing price of our common stock on the vesting date.

EMPLOYMENT AGREEMENTS

The Company is party to an employment agreement with each of Messrs. Turner, Apolinsky, Deakin and Hendren and Ms. Dobbs, each of which had an initial one-year term commencing on May 1, 2019, July 20, 2015, October 21, 2019, August 1, 2022 and September 6, 2023, respectively, in each case with automatic one-year renewals unless and until either the Company or the executive provides at least 90 days’ written notice to the other of intent not to renew the term of the agreement. The employment agreements provide that each executive is entitled to base salary, target annual bonus and eligibility for participation in the Company’s benefit plans, as well as a car allowance. The employment agreements also provide for severance upon certain terminations of employment, as described below under “— Payments upon Certain Events of Termination or Change in Control.”

PAYMENTS UPON CERTAIN EVENTS OF TERMINATION OR CHANGE IN CONTROL

Termination Payments. Pursuant to the terms of their respective Employment Agreements, as applicable, our NEOs are entitled to receive certain payments in connection with certain termination events. In the event of a qualifying termination of employment other than in connection with a change in control, Mr. Turner shall be entitled to (i) base salary continuation for 18 months; (ii) the payment of an amount equal to one times Mr. Turner’s target bonus opportunity; (iii) a pro-rata annual actual bonus for the year in which termination occurs; and (iv) medical benefits continuation for 18 months. In the case of a qualifying termination of employment of our other NEOs other than in connection with a change in control, the NEO shall be entitled to (i) base salary continuation for 12 months; (ii) a pro-rata annual bonus for the year in which termination occurs; and (iii) medical benefits continuation for 12 months. A “qualifying termination of employment” includes termination by the Company other than for cause, death or disability (each as defined in the respective Employment Agreement) or by the NEO for good reason (as defined in the respective Employment Agreement).

In the event an NEO’s employment is terminated by the Company for cause or on account of the NEO’s death, disability or voluntary termination without good reason, the Company is obligated to pay the NEO any accrued benefits through the date of termination, which includes payment for accrued but unused vacation. The amounts in the “Accrued Benefits” column in the table below represent four weeks’ vacation pay assuming no vacation has been taken for the relevant time period.

The following table describes the estimated value of payments that would have been due to our current NEOs in the event of a qualifying termination of employment other than in connection with a change in control, on April 30, 2025. The amounts shown in the table below do not reflect amounts that may become payable in connection with the Merger.

Name	Accrued Benefits ($)	Cash Severance ($)	Pro Rata Bonus ($)	Medical Coverage ($)	Total ($)
John C. Turner, Jr.	$77,083	$2,497,500	$184,260	$44,934	$2,803,777
Scott M. Deakin	48,043	576,520	66,992	27,653	719,208
Craig D. Apolinsky	38,973	467,673	46,580	27,653	580,879
Leigh R. Dobbs	33,688	404,250	40,263	27,653	505,854
George T. Hendren	46,667	560,000	55,776	27,653	690,096

Change-In-Control Payments. Pursuant to the terms of the respective Employment Agreement, as applicable, our NEOs are entitled to receive certain payments in connection with a qualifying termination of employment within twenty-four (24) months following a change in control. In the event Mr. Turner has a qualifying termination of employment within twenty-four (24) months following a change in control, Mr. Turner shall be entitled to (i) a lump sum payment equal to thirty months of his then-current base salary plus an amount equal to twenty-four (24) months of his then-current corporate target bonus opportunity, (ii) a pro-rata annual actual bonus for the year in which termination occurs, and (iii) medical benefits continuation for 18 months. In the event any of our other NEOs besides Mr. Turner have a qualifying termination of employment within twenty-four (24) months following a change in control, the applicable NEO shall be entitled to (i) a lump sum severance payment equal to two (2) times the sum of their then-current base salary plus then-current target annual bonus, (ii) a pro-rata annual actual bonus for the year in which termination occurs, and (iii) medical benefits continuation for 18 months.

The following table describes the estimated value of payments that would have been due to our current NEOs in the event there was a qualifying termination of employment within twenty-four (24) months following a change in control on April 30, 2025.

Name	Accrued Benefits ($)	Cash Severance ($)	Pro Rata Bonus ($)	Medical Coverage ($)	Total ($)
John C. Turner, Jr.	$77,083	$4,532,500	$184,260	$44,934	$4,838,777
Scott M. Deakin	48,043	1,960,168	66,992	41,480	2,116,683
Craig D. Apolinsky	38,973	1,496,554	46,580	41,480	1,623,587
Leigh R. Dobbs	33,688	1,293,600	40,263	41,480	1,409,031
George T. Hendren	46,667	1,792,000	55,776	41,480	1,935,923

Equity Awards. Equity awards granted under the GMS Inc. 2020 Equity Incentive Plan provide that (i) upon the occurrence of a change of control of the Company in which awards are not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control in a manner approved by the HCMC Committee or the Board, all outstanding options will become fully vested and exercisable and all RSUs will become fully vested; and (ii) upon the occurrence of a change of control of the Company in which awards are assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control, if within two years after the effective date of the change of control, a participant’s employment is terminated without “cause” or the participant resigns for “good reason,” then all outstanding options will become fully vested and exercisable and all RSUs will become fully vested.

The following table describes the estimated value of payments for unvested stock options and RSUs that would have become vested upon a change in control, assuming such change in control occurred on April 30, 2025. The number of stock options and stock awards vesting assumes the executive had a qualifying termination, or options and RSUs were not assumed by the surviving entity or otherwise equitably converted or substituted in connection with the change in control and, therefore, became fully vested in connection with the change in control.

Name	Number of Stock Options (#)(1)	Value of Stock Options ($)(2)	Number of Stock Awards (#)(3)	Value of Stock Awards ($)(4)	Total ($)
John C. Turner, Jr.	97,284	$396,518	43,198	$3,164,685	$3,561,203
Scott M. Deakin	24,424	127,896	10,892	797,948	925,844
Craig D. Apolinsky	16,657	76,730	7,413	543,076	619,806
Leigh R. Dobbs	7,196	45,827	3,248	237,948	283,775
George T. Hendren	17,784	76,730	7,906	579,194	655,924
___________________________________

(1)Represents unvested options as of April 30, 2025 granted under the GMS Inc. 2020 Equity Incentive Plan.

(2)Calculations with regard to stock options are based upon the closing price of our Common Stock on April 30, 2025, or $73.26, less the exercise price.

(3)Represents unvested RSUs as of April 30, 2025 granted under the GMS Inc. 2020 Equity Incentive Plan.

(4)The amount of benefit for RSUs represents the number of outstanding RSUs multiplied by the closing price of our Common Stock on April 30, 2025, or $73.26.

CEO PAY RATIO

For fiscal 2025, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees of our company other than our CEO was approximately 64 to 1. This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below. Given the different methodologies various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported below should not be used as a basis for comparison between companies.
We determined our median employee as of April 30, 2025. We identified our median employee by using a consistently applied compensation definition and chose total gross wages for all employees, excluding the CEO. We selected the median employee from our employee population (full-time, part-time, temporary and seasonal) of 7,113 individuals employed as of April 30, 2025.

Compensation Measure Used to Identify Median Employee	Total gross wages as derived from the Company’s payroll records
Median Employee Fiscal 2025 Annual Compensation	$72,368, calculated in the same manner as we calculated total compensation of the CEO in the Summary Compensation Table
CEO Fiscal 2025 Annual Compensation	$4,636,439, as reported in the Summary Compensation Table
Pay Ratio	64:1

DIRECTOR COMPENSATION

Director Compensation Program

The HCMC is responsible for oversight of the compensation program for non-employee directors. The HCMC annually reviews the program relative to peer and broader market practices with the assistance of Meridian, its independent compensation consultant. Non-employee directors receive a combination of cash and stock-based compensation designed to attract and retain qualified candidates to serve on the board and further align their interest with our stockholders. Our Chief Executive Officer does not receive any additional compensation for his service on the Board of Directors.

The following table presents the elements of compensation for non-employee directors under the Company’s director compensation program in fiscal 2025:

Element of Compensation	Amount
Non-executive chair cash retainer	$100,000
Director cash retainer	100,000
Chair of Audit Committee cash retainer	25,000
Chair of Human Capital Management and Compensation Committee cash retainer	25,000
Chair of the Nominating and Corporate Governance Committee cash retainer	15,000
Member of the Audit Committee cash retainer	12,500
Member of the Human Capital Management and Compensation Committee cash retainer	10,000
Member of the Nominating and Corporate Governance Committee cash retainer	7,500
Director grant of restricted stock units	125,000

The annual cash retainers are paid in quarterly installments. The restricted stock units are valued on the date of grant. The restricted stock units vest on the one-year anniversary of grant, subject to the director’s continued service on the Board on such vesting date, and upon vesting the director will receive shares of common stock, unless deferred as described below.
Deferred Compensation Plan for Non-Employee Directors

The Company has a deferred compensation plan for non-employee directors. Under the plan, non-employee directors may defer receipt of all or a portion of certain compensation. Compensation eligible for deferral includes annual retainer fees and committee fees payable in cash as well as restricted stock units.
Fiscal 2025 Director Compensation Table

Shown below is information regarding the director compensation for each member of the Board for fiscal 2025, other than for Mr. Turner who, as an employee director, does not participate in our director compensation program.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards ($)	Total ($)
Lisa M. Bachmann	$120,000	$125,000	$—	$245,000
John J. Gavin	246,250	125,000	—	371,250
Theron I. Gilliam	117,500	125,000	—	242,500
Mitchell B. Lewis	132,500	125,000	—	257,500
Teri P. McClure	125,000	125,000	—	250,000
Randolph W. Melville	120,000	125,000	—	245,000
J. David Smith	145,000	125,000	—	270,000
W. Bradley Southern	117,500	125,000	—	242,500
___________________________________

(1)Represents the aggregate grant date fair value of the stock award, computed based on the number of awards granted and the fair value of the award on the date of grant. Assumptions used in the calculation of the grant date fair value of these award amounts are included in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2025.
Pursuant to our director compensation program, on August 1, 2024, we granted restricted stock units valued at $125,000 to each independent director serving on our Board on that date. Each of the directors received 1,350 restricted stock units. The number of restricted stock units granted to each director was based on the closing price of GMS common stock on the grant date. The restricted stock units vest and become exercisable one year from the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
STOCK OWNERSHIP

The below table sets forth information regarding the beneficial ownership of our common stock as of July 31, 2025 as held by the following:
•    each person or entity who is known by us to beneficially own more than 5% of our common stock;
•    each of our directors and named executive officers; and
•    all of our directors and executive officers as a group.
Information with respect to beneficial ownership has been furnished to us by each director, executive officer or stockholder listed in the table below, as the case may be. The amounts and percentages of our common stock beneficially owned are reported on the basis of rules of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after July 31, 2025, including any shares of our common stock subject to an option that has vested or will vest within 60 days after July 31, 2025 and any shares of our common stock subject to RSUs that will vest within 60 days after July 31, 2025. More than one person may be deemed to be a beneficial owner of the same securities.
The percentage of beneficial ownership is based on 38,068,340 shares of common stock outstanding as of July 31, 2025.
Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, the address for each person or entity listed below is c/o GMS Inc., 115 Perimeter Center Place, Suite 600, Atlanta, Georgia 30346.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class
5% Stockholders
BlackRock, Inc.(1)	5,496,079	14.4%
The Vanguard Group(2)	4,605,463	12.1%
Coliseum Capital Management, LLC(3)	3,825,151	10.1%
FMR LLC(4)	3,444,937	9.1%
Dimensional Funds LP(5)	1,991,418	5.2%
Directors and Named Executive Officers
John C. Turner, Jr.(6)	361,818	*
Scott M. Deakin(7)	110,219	*
Craig D. Apolinsky(8)	96,046	*
Leigh R. Dobbs(9)	12,601	*
George T. Hendren(10)	73,109	*
Lisa M. Bachmann(11)	12,903	*
John J. Gavin(11)	27,470	*
Theron I. Gilliam(11)	32,857	*
Mitchell B. Lewis(11)	16,756	*
Teri P. McClure(11)	17,834	*
Randolph W. Melville(11)	9,205	*
J. David Smith(11)	33,857	*
W. Bradley Southern(11)	426	*
All executive officers and directors as a group (13 persons)(12)	805,101	2.1%
___________________________________
*    Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)Represents beneficial ownership as of June 30, 2025, according to the Schedule 13G/A filed by BlackRock, Inc. on July 18, 2025. BlackRock, Inc. has sole voting power over 5,414,579 of these shares and sole dispositive power over 5,496,079 of these shares. The address for BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.
(2)Represents beneficial ownership as of March 31, 2025, according to the Schedule 13G/A filed by The Vanguard Group on April 30, 2025. The Vanguard Group has shared voting power over 51,140 of these shares, sole dispositive power over 4,508,443 of these shares and shared dispositive power over 97,020 of these shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(3)Represents beneficial ownership as of March 31, 2025, according to the Schedule 13D/A filed by Coliseum Capital Management, LLC on May 15, 2025. Coliseum Capital Management, LLC has shared voting power over 3,825,151 of these shares and shared dispositive power over 3,825,151 of these shares. The address for Coliseum Capital Management, LLC is 105 Rowayton Avenue, Rowayton, Connecticut, 06853.

(4)Represents beneficial ownership as of June 30, 2025, according to the Schedule 13G/A filed by FMR LLC on July 8, 2025. FMR LLC has sole voting power over 3,443,461 of these shares and sole dispositive power over 3,444,937 of these shares. The address for FMR LLC is 245 Summer Street, Boston, Massachusetts, 02210.

(5)Represents beneficial ownership as of June 30, 2025, according to the Schedule 13G/A filed by Dimensional Funds Advisors LP on July 15, 2025. Dimensional Funds Advisors LP has sole voting power over 1,938,930 of these shares and sole dispositive power over 1,991,418 of these shares. The address for Dimensional Funds LP is 6300 Bee Cave Road, Building One, Austin, Texas, 78746.

(6)Includes 271,344 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after July 31, 2025 and 23,250 restricted stock units that will vest within 60 days after July 31, 2025.

(7)Includes 83,621 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after July 31, 2025 and 6,252 restricted stock units that will vest within 60 days after July 31, 2025.

(8)Includes 78,244 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after July 31, 2025 and 4,119 restricted stock units that will vest within 60 days after July 31, 2025.

(9)Includes 8,346 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after July 31, 2025 and 1,805 restricted stock units that will vest within 60 days after July 31, 2025.

(10)Includes 44,839 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after July 31, 2025 and 4,320 restricted stock units that will vest within 60 days after July 31, 2025.

(11)Includes 1,350 restricted stock units that will vest within 60 days after July 31, 2025. Beneficial owner is a member of our Board.

(12)Includes 486,394 shares of common stock issuable upon exercise of options that have vested or will vest within 60 days after July 31, 2025 and 49,196 restricted stock units that will vest within 60 days after July 31, 2025.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Our Board has adopted a written policy providing that the Audit Committee will review and approve or ratify transactions in excess of $120,000 of value in which we participate and in which a director, executive officer or beneficial holder of more than 5% of any class of our voting securities has or will have a direct or indirect material interest. Under this policy, the Board is to obtain all information it believes to be relevant to a review and approval or ratification of these transactions. After consideration of the relevant information, the Audit Committee is to approve only those related party transactions that the Audit Committee believes are on their terms, taken as a whole, no less favorable to us than could be obtained in an arms’-length transaction with an unrelated third party and that the Audit Committee determines are not inconsistent with the best interests of the Company. In particular, our policy with respect to related person transactions will require our Audit Committee to consider the benefits to the Company, the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director has a position or relationship, the availability of other sources for comparable products or services, the terms of the transaction and the terms available to unrelated third parties or to employees generally. A “related person” is any person who is or was one of our executive officers, directors or director nominees or is a holder of more than 5% of our common stock, or their immediate family members or any entity owned or controlled by any of the foregoing persons.
During the fiscal year ended April 30, 2025, there were no transactions to which we were a party in which the amount involved exceeded or will exceed $120,000, and in which any of our executive officers, directors or holders of more than 5% of any class of our voting securities, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.
BOARD OF DIRECTORS’ INDEPENDENCE

NYSE listing standards require us to have a majority of independent directors on our Board. Under our Corporate Governance Guidelines and NYSE listing standards, a director is not independent unless our Board affirmatively determines that he or she does not have a material relationship with us or any of our subsidiaries. Our Corporate Governance Guidelines define independence in accordance with the independence definition in the current NYSE corporate governance rules for listed companies. Our Corporate Governance Guidelines require our Board to review the independence of all directors at least annually. In the event a director has a relationship with the Company that is relevant to his or her independence and is not addressed by the objective tests set forth in the NYSE independence definition, our Board will determine, considering all relevant facts and circumstances, whether such relationship is material.

Our Board is currently comprised of one management director and eight non-management directors. Our Board has affirmatively determined that each of our eight non-management directors, Lisa M. Bachmann, John J. Gavin, Theron I. Gilliam, Mitchell B. Lewis, Teri P. McClure, Randolph W. Melville, J. David Smith and W. Bradley Southern, are independent directors under the rules of the NYSE and independent directors as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. Mr. John C. Turner, Jr., our President and Chief Executive Officer, our only management director, is not independent because of his position as an executive officer of the Company.

Item 14. Principal Accountant Fees and Services
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES AND SERVICES

The following table presents the fees billed by Ernst & Young LLP, our independent auditors for the fiscal years ended April 30, 2025 and 2024:

Type of Fees	Fiscal Year Ended April 30, 2025	Fiscal Year Ended April 30, 2024
Audit Fees(1)	$3,209,873	$3,407,319
Audit-Related Fees(2)	—	308,190
Tax Fees(3)	—	—
All Other Fees(4)	4,849	4,621
Total	$3,214,722	$3,720,130
___________________________________
(1)Audit fees consist of fees for professional services rendered for the audit of our financial statements, review of interim financial statements, assistance with registration statements filed with the SEC and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under audit fees.

(3)Tax fees are fees for a variety of permissible services relating to tax compliance, tax planning and tax advisory services.

(4)All other fees relate to professional services not included in the categories above. All other fees for fiscal 2025 include an accounting research tool.

The Audit Committee’s outside auditor independence policy provides for pre-approval of audit, audit-related and tax services specifically described by the Audit Committee on an annual basis, and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND NON-AUDIT RELATED
SERVICES OF INDEPENDENT AUDITORS
The Audit Committee is responsible for the appointment, compensation, retention, oversight, and termination of the Company’s independent registered public accounting firm. The Audit Committee has adopted a policy requiring substantially all audit, audit-related and non-audit services provided by the independent auditor be pre-approved by the Audit Committee. Pre-approval is not necessary for certain minor non-audit services that (i) do not constitute more than 5% of the total amount paid by the Company to its independent registered public accounting firm during the fiscal year the non-audit services were provided; (ii) were not recognized by the Company to be non-audit services at the time of the engagement for such services; and (iii) are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee who are members of the Board to whom authority to grant such approvals has been delegated by the Audit Committee. The Audit Committee may delegate authority to one or more independent members of the Audit Committee to grant pre-approvals of audit and permitted non-audit services, provided any such pre-approvals are presented to the full Audit Committee at its next scheduled meeting.
The Audit Committee has adopted a policy that prohibits our independent auditors from providing the following services:
•    bookkeeping or other services related to the accounting records or financial statements of the Company;
•    financial information systems design and implementation;
•    appraisal or valuation services, providing fairness opinions or preparing contribution-in-kind reports;
•    actuarial services;
•    internal audit outsourcing services;
•    management functions or human resources;
•    broker or dealer, investment adviser or investment banking services;
•    legal services and expert services unrelated to the audit; and
•    any other service the Public Company Accounting Oversight Board prohibits through regulation.
The Audit Committee’s pre-approval policy is included in the Audit Committee Charter, which is available on our website at investor.gms.com/governance/governance-documents.

PART IV
Item 15. Exhibits and Financial Statements Schedules
EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of June 29, 2025, by and among The Home Depot, Inc., Gold Acquisition Sub, Inc., and GMS Inc. (incorporated by reference to Exhibit 2.1 to GMS Inc.’s Current Report on Form 8-K filed on June 30, 2025 (File No. 001-37784)).

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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to GMS Inc.’s Annual Report on Form 10-K filed June 20, 2024 (File No. 001-37784)).
21.1	List of subsidiaries of GMS Inc. (previously filed with the Original Filing).
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (previously filed with the Original Filing).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Original Filing).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Original Filing).
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to GMS Inc.’s Annual Report on Form 10-K filed June 20, 2024 (File No. 001-37784)).
101 INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.
101 SCH*	Inline XBRL Taxonomy Extension Schema Document.
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
___________________________________
†Indicates a management contract or compensatory plan or arrangement.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GMS INC.
Date: August 26, 2025	By:	/s/ SCOTT M. DEAKIN
Scott M. Deakin Chief Financial Officer