Form 10-Q
period 2025-07-31
GMS Inc.
filed 2025-08-28
CIK 1600438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
OR
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

115 Perimeter Center Place, Suite 600
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 38,169,712 shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 25, 2025.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including statements made herein with respect to the Offer (as defined below), the Merger (as defined below) and related transactions, and including, for example, the timing of the completion of the Merger and the potential benefits of the Merger and those factors discussed under the heading “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•the potential impact of the announcement and pendency of the proposed Offer and the Merger on us, including our relationships with suppliers, customers and employees, the time and resources dedicated to the completion of the Offer and the Merger and our inability to pursue alternative business opportunities or make appropriate changes to our business because of the Merger Agreement (as defined below);
•uncertainties as to the expected timing and completion of the Offer and the Merger, including the possibility that the Merger Agreement will be terminated, including under circumstances which may require us to pay a termination fee, and that various closing conditions for the transactions may not be satisfied or waived and that our stock price will be adversely impacted in the event the Offer and the Merger are not consummated;
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
•a disruption in our IT systems and costs necessary to maintain and update our IT systems; and
•the imposition of new tariffs and other trade barriers, or increases in existing tariffs, and the effect of any retaliatory trade measures.

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

PART I – Financial Information
Item 1. Financial Statements
GMS Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	July 31, 2025	April 30, 2025
Assets
Current assets:
Cash and cash equivalents	$39,931	$55,599
Trade accounts and notes receivable, net of allowances of $13,333 and $12,947, respectively	879,287	835,888
Inventories, net	583,801	586,191
Prepaid expenses and other current assets	36,110	42,438
Total current assets	1,539,129	1,520,116
Property and equipment, net of accumulated depreciation of $383,375 and $369,343, respectively	531,047	524,008
Operating lease right-of-use assets	328,972	325,977
Goodwill	882,502	881,334
Intangible assets, net	516,945	536,716
Deferred income taxes	26,588	24,568
Other assets	19,899	18,548
Total assets	$3,845,082	$3,831,267
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$396,249	$431,494
Accrued compensation and employee benefits	87,461	126,442
Other accrued expenses and current liabilities	133,347	127,396
Current portion of long-term debt	57,740	57,901
Current portion of operating lease liabilities	53,717	54,325
Total current liabilities	728,514	797,558
Non-current liabilities:
Long-term debt	1,255,900	1,206,445
Long-term operating lease liabilities	288,464	279,373
Deferred income taxes, net	76,035	76,483
Other liabilities	44,347	51,228
Total liabilities	2,393,260	2,411,087
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share, 500,000 shares authorized; 38,068 and 38,164 shares issued and outstanding as of July 31, 2025 and April 30, 2025, respectively	381	381
Preferred stock, par value $0.01 per share, 50,000 shares authorized; 0 shares issued and outstanding as of July 31, 2025 and April 30, 2025	—	—
Additional paid-in capital	184,712	189,216
Retained earnings	1,316,076	1,272,516
Accumulated other comprehensive loss	(49,347)	(41,933)
Total stockholders’ equity	1,451,822	1,420,180
Total liabilities and stockholders’ equity	$3,845,082	$3,831,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended July 31,
	2025	2024
Net sales	$1,414,332	$1,448,456
Cost of sales (exclusive of depreciation and amortization shown separately below)	977,807	996,893
Gross profit	436,525	451,563
Operating expenses:
Selling, general and administrative	314,379	315,152
Depreciation and amortization	40,919	38,032
Total operating expenses	355,298	353,184
Operating income	81,227	98,379
Other (expense) income:
Interest expense	(21,068)	(22,213)
Other income, net	906	2,028
Total other expense, net	(20,162)	(20,185)
Income before taxes	61,065	78,194
Provision for income taxes	17,505	20,946
Net income	$43,560	$57,248
Weighted average common shares outstanding:
Basic	38,064	39,542
Diluted	38,629	40,226
Net income per common share:
Basic	$1.14	$1.45
Diluted	$1.13	$1.42

Comprehensive income
Net income	$43,560	$57,248
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,729)	(1,089)
Intra-entity transactions that are of a long-term investment nature, net of tax	(341)	(1,861)
Changes in derivative financial instruments, net of tax	656	(5,347)
Total other comprehensive loss	(7,414)	(8,297)
Comprehensive income	$36,146	$48,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 30, 2025	38,164	$381	$189,216	$1,272,516	$(41,933)	$1,420,180
Net income	—	—	—	43,560	—	43,560
Other comprehensive loss, net of tax	—	—	—	—	(7,414)	(7,414)
Repurchase and retirement of common stock	(170)	(2)	(12,850)	—	—	(12,852)
Equity-based compensation	—	—	3,744	—	—	3,744
Exercise of stock options	19	1	808	—	—	809
Vesting of restricted stock units	5	—	—	—	—	—
Issuance of common stock pursuant to employee stock purchase plan	50	1	3,794	—	—	3,795
Balances as of July 31, 2025	38,068	$381	$184,712	$1,316,076	$(49,347)	$1,451,822

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances as of April 30, 2024	39,754	$397	$334,596	$1,157,047	$(31,519)	$1,460,521
Net income	—	—	—	57,248	—	57,248
Other comprehensive loss, net of tax	—	—	—	—	(8,297)	(8,297)
Repurchase and retirement of common stock	(538)	(5)	(46,604)	—	—	(46,609)
Equity-based compensation	—	—	3,678	—	—	3,678
Exercise of stock options	22	—	555	—	—	555
Issuance of common stock pursuant to employee stock purchase plan	44	1	3,206	—	—	3,207
Balances as of July 31, 2024	39,282	$393	$295,431	$1,214,295	$(39,816)	$1,470,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net income	$43,560	$57,248
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	40,919	38,032
Write-off and amortization of debt discount and debt issuance costs	649	448
Equity-based compensation	4,697	4,343
Loss on disposal of assets, net	4	858
Deferred income taxes	(2,650)	(1,681)
Other items, net	1,631	2,288
Changes in assets and liabilities net of effects of acquisitions:
Trade accounts and notes receivable	(43,108)	(36,373)
Inventories	3,089	(20,640)
Prepaid expenses and other assets	2,694	(3,320)
Accounts payable	(35,320)	(10,644)
Accrued compensation and employee benefits	(39,005)	(66,124)
Other accrued expenses and liabilities	(8,104)	12,626
Cash used in operating activities	(30,944)	(22,939)
Cash flows from investing activities:
Purchases of property and equipment	(8,446)	(8,976)
Proceeds from sale of business and sale of assets	1,267	1,218
Acquisition of businesses, net of cash acquired	(1,444)	(118,461)
Cash used in investing activities	(8,623)	(126,219)
Cash flows from financing activities:
Repayments on revolving credit facility	(462,165)	(378,641)
Borrowings from revolving credit facility	508,253	468,864
Payments of principal on long-term debt	(1,247)	(1,247)
Payments of principal on finance lease obligations	(12,686)	(10,839)
Repurchases of common stock	(12,852)	(46,609)
Proceeds from exercises of stock options	809	555
Proceeds from issuance of stock pursuant to employee stock purchase plan	3,795	3,207
Cash provided by financing activities	23,907	35,290
Effect of exchange rates on cash and cash equivalents	(8)	892
Decrease in cash and cash equivalents	(15,668)	(112,976)
Cash and cash equivalents, beginning of period	55,599	166,148
Cash and cash equivalents, end of period	$39,931	$53,172
Supplemental cash flow disclosures:
Cash paid for income taxes	$6,448	$2,881
Cash paid for interest	23,646	26,730
The accompanying notes are an integral part of these condensed consolidated financial statements.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
Founded in 1971, GMS Inc. (together with its consolidated subsidiaries, “we,” “our,” “us,” or the “Company”), through its operating subsidiaries, operates a network of more than 320 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. The Company also operates nearly 100 tool sales, rental and service centers. Through these operations, the Company provides a comprehensive selection of building products and solutions for its residential and commercial contractor customer base across the United States and Canada. The Company’s operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling the Company to generate significant economies of scale while maintaining high levels of customer service.
On June 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Home Depot, Inc. (“Parent” or “The Home Depot”) and Gold Acquisition Sub, Inc., a wholly owned indirect subsidiary of Parent (“Merger Sub”), pursuant to which Parent agreed to acquire the Company. See Note 2, “Business Combinations,” for additional information regarding the Merger Agreement and the contemplated transaction.
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

	July 31, 2025	April 30, 2025
	(in thousands)
Medical self‑insurance	$5,572	$5,769
General liability, automobile and workers’ compensation	34,562	34,166
Expected recoveries for insurance liabilities	(8,109)	(7,357)

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
Recently Issued Accounting Pronouncements
Income Taxes. In December 2023, the Financial Accounting Standards Board (“FASB”) issued new guidance to enhance income tax disclosures, primarily through changes in the rate reconciliation and income taxes paid disclosures. The new guidance is effective for fiscal years beginning after December 15, 2024. The new guidance will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and disclosures.
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
2. Business Combinations
Pending Merger with The Home Depot
On June 29, 2025, the Company entered into the Merger Agreement with Parent and Merger Sub. Pursuant to the terms of the Merger Agreement, Parent agreed to cause Merger Sub to commence a tender offer (as it may be extended, amended or supplemented from time to time, the “Offer”), which commenced on July 14, 2025, to purchase any and all of the outstanding shares of common stock of the Company (the “Shares”), at a price of $110.00 per Share (the “Offer Price”), in cash, without interest and net of any required withholding of taxes.
Following the consummation of the Offer, Merger Sub will merge with and into the Company (the “Merger”) in accordance with the Merger Agreement and Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), and the Company will survive the Merger as the surviving corporation and will be an indirect, wholly owned subsidiary of Parent. At the effective time of the Merger, each Share that is not tendered and accepted pursuant to the Offer (other than Shares owned by Parent, Merger Sub or the Company, or by any of their respective direct or indirect wholly owned subsidiaries, Shares tendered and irrevocably accepted for purchase in the Offer and Shares held by stockholders of the Company who are entitled to demand and who have properly and validly demanded their statutory rights of appraisal in compliance with Section 262 of the DGCL) will be automatically converted into the right to receive the Offer Price in cash, without interest thereon and subject to any required withholding taxes.
The board of directors of the Company unanimously approved the Merger Agreement and determined that the Merger Agreement, the Offer, the Merger and the other transactions contemplated by the Merger Agreement are advisable, fair to and in the best interests of the Company and its stockholders. The transaction remains subject to customary closing conditions and is expected to be completed in the second half of calendar 2025. The Company has agreed to pay Parent a termination fee of $147.5 million in cash upon termination of the Merger Agreement under certain specified circumstances.
Beginning on July 16, 2025, alleged GMS stockholders filed two complaints in the Supreme Court of the State of New York County of New York, captioned Wright v. GMS Inc. et al., No. 654243/2025 (N.Y. Sup. Ct. filed on July 16, 2025) and Malone v. GMS Inc. et al., No. 654271/2025 (N.Y. Sup. Ct. filed on July 17, 2025). The complaints, each filed as an individual action, name GMS, its directors, and its chief executive officer as defendants and generally allege claims of negligent misrepresentation and concealment and negligence related to alleged disclosure deficiencies, in violation of New York common law, with respect to the Schedule 14D-9 filed with the SEC in connection with the Offer and Merger, and seek to enjoin the Merger, as well as damages, costs and attorneys’ and experts’ fees. GMS has also received demand letters from several

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

purported stockholders related to alleged disclosure deficiencies in the Schedule 14D-9. The defendants, including GMS, believe that the claims asserted in these lawsuits and demand letters are without merit. Nonetheless, no assurances can be made as to the outcome of such actions or demands.
Other
On June 2, 2025, the Company acquired certain assets of The Lutz Company, a supplier of complementary products, including EIFS and related cladding supplies, operating from a single location in the Minneapolis, Minnesota metro area. The impact of this acquisition is not material to the Company’s Consolidated Financial Statements.
The Company recorded transaction costs of $6.2 million and $1.3 million during the three months ended July 31, 2025 and 2024, respectively. Transaction costs for the three months ended July 31, 2025 included $5.5 million of one-time costs incurred in connection with the pending merger with The Home Depot. Such costs are included within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

3. Accounts Receivable
The Company’s trade accounts and notes receivable consisted of the following:

	July 31, 2025	April 30, 2025
	(in thousands)
Trade receivables	$746,638	$719,868
Other receivables	145,982	128,967
Allowance for expected credit losses	(7,439)	(7,285)
Other allowances	(5,894)	(5,662)
Trade accounts and notes receivable	$879,287	$835,888
The following table presents the change in the allowance for expected credit losses during the three months ended July 31, 2025:

(in thousands)
Balance as of April 30, 2025	$7,285
Provision	609
Write-offs and other	(455)
Balance as of July 31, 2025	$7,439

Receivables from contracts with customers, net of allowances, were $733.3 million and $706.9 million as of July 31, 2025 and April 30, 2025, respectively. The Company did not have material amounts of contract assets or liabilities as of July 31, 2025 or April 30, 2025.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying amount of goodwill:

	Gross	Accumulated	Net
	Carrying Amount	Impairment Loss	Carrying Amount
	(in thousands)
Balance as of April 30, 2025	$987,371	$(106,037)	$881,334
Goodwill recognized from acquisitions	1,174	—	1,174
Acquisition accounting adjustments from prior period	240	—	240
Translation adjustment	(355)	109	(246)
Balance as of July 31, 2025	$988,430	$(105,928)	$882,502
As of July 31, 2025, $817.2 million of goodwill was assigned to the Company’s geographic divisions reportable segment and $65.3 million was assigned to the Company’s other segment.
Intangible Assets

The following tables present the components of the Company’s intangible assets:

	Estimated Useful Lives (years)	Weighted Average Amortization Period	July 31, 2025
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-15	12.8	$739,952	$(425,069)	$314,883
Definite-lived trade names	5-20	15.4	155,841	(45,333)	110,508
Developed technology	5-10	7.0	8,327	(6,200)	2,127
Other	3-10	5.5	8,069	(3,009)	5,060
Definite-lived intangible assets		13.1	$912,189	$(479,611)	$432,578
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$516,945

	Estimated Useful Lives (years)	Weighted Average Amortization Period	April 30, 2025
			Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(dollars in thousands)
Customer relationships	5-15	12.8	$740,425	$(409,002)	$331,423
Definite-lived trade names	5-20	15.4	155,906	(42,598)	113,308
Developed technology	5-10	6.9	8,334	(6,125)	2,209
Other	3-10	5.5	8,070	(2,661)	5,409
Definite-lived intangible assets		13.1	$912,735	$(460,386)	$452,349
Indefinite-lived intangible assets					84,367
Total intangible assets, net					$536,716
Amortization expense related to definite-lived intangible assets was $19.6 million and $18.8 million for the three months ended July 31, 2025 and 2024, respectively.

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

Year Ending April 30,	(in thousands)
2026 (remaining nine months)	$55,918
2027	67,454
2028	58,769
2029	51,000
2030	44,073
Thereafter	155,364
Total	$432,578
The Company’s indefinite-lived intangible assets as of July 31, 2025 and April 30, 2025 consisted of indefinite-lived trade names.

5. Long-Term Debt

The Company’s long-term debt consisted of the following:

	July 31, 2025	April 30, 2025
	(in thousands)
Term Loan Facility	$491,269	$492,515
Unamortized discount and deferred financing costs on Term Loan Facility	(5,044)	(5,317)
Senior Notes	350,000	350,000
Unamortized discount and deferred financing costs on Senior Notes	(2,570)	(2,741)
ABL Facility	271,414	225,478
Finance lease obligations	201,116	193,655
Installment notes at fixed rates up to 5.0%, due in monthly and annual installments through 2029	7,455	10,756
Carrying value of debt	1,313,640	1,264,346
Less current portion	57,740	57,901
Long-term debt	$1,255,900	$1,206,445
Term Loan Facility
The Company has a senior secured first lien term loan facility (the “Term Loan Facility”) with $491.3 million outstanding as of July 31, 2025. The Company is required to make scheduled quarterly payments of $1.3 million, or 0.25% of the aggregate principal amount of the Term Loan Facility, which began January 1, 2024 with the remaining balance due May 12, 2030. As of July 31, 2025, the applicable rate of interest under the Term Loan Facility was 6.58%. Borrowings under the Term Loan Facility bear interest at a floating rate per annum based on the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. The Company has interest rate swap and collar agreements to convert the variable interest rate on a portion of its Term Loan Facility to a fixed rate. For more information, see Note 11, “Fair Value Measurements.”
Senior Notes
The Company has senior unsecured notes due May 2029 (the “Senior Notes”) in the aggregate principal amount of $350.0 million. The Senior Notes bear interest at 4.625% per annum and mature on May 1, 2029. Interest is payable semi-annually in arrears on May 1 and November 1.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

On July 25, 2025, the Company delivered a notice of conditional full redemption (together with notices of conditional full redemption, delivered on each of August 8, 2025 and August 25, 2025, the “Redemption Notice”) to the holders of its outstanding Senior Notes. Pursuant to the Redemption Notice and the terms of the related indenture, the Company will redeem all $350.0 million aggregate principal amount of outstanding Senior Notes (the “Redemption”), at a redemption price of 101.156% of the principal amount of the Senior Notes outstanding, plus accrued and unpaid interest. The Redemption is conditioned upon the consummation of the transactions contemplated in the Merger Agreement.
Asset Based Lending Facility
The Company has an asset based revolving credit facility (the “ABL Facility”) that provides for aggregate revolving commitments of $950.0 million. Extensions of credit under the ABL Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible inventory and accounts receivable, subject to certain reserves and other adjustments.
At the Company’s option, the interest rates applicable to the loans under the ABL Facility are based on SOFR or base rate plus, in each case, an applicable margin. The margins applicable for each elected interest rate are subject to a pricing grid, as defined in the ABL Facility agreement, based on average daily availability for the most recent fiscal quarter. The ABL Facility also contains an unused commitment fee. As of July 31, 2025, the weighted average interest rate on borrowings was 5.68%.
As of July 31, 2025, the Company had available borrowing capacity of approximately $619.2 million under the ABL Facility. The ABL Facility matures on December 22, 2027. The ABL Facility contains a cross-default provision with the Term Loan Facility.
Debt Covenants
The Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the Term Loan Facility and the indenture governing the Senior Notes. As of July 31, 2025, the Company was in compliance with all covenants contained in the Term Loan Facility and the indenture governing the Senior Notes.
The ABL Facility contains certain covenants, including financial and other reporting requirements. The Company was in compliance with all such covenants as of July 31, 2025.
Debt Maturities
As of July 31, 2025, the maturities of long-term debt were as follows:

	Term Loan Facility	Senior Notes	ABL Facility	Finance Leases	Installment Notes	Total
Year Ending April 30,	(in thousands)
2026 (remaining nine months)	$3,741	$—	$—	$38,547	$507	$42,795
2027	4,988	—	—	48,862	2,131	55,981
2028	4,988	—	271,414	43,029	2,057	321,488
2029	4,988	—	—	33,068	2,000	40,056
2030	4,988	350,000	—	23,169	760	378,917
Thereafter	467,576	—	—	14,441	—	482,017
	$491,269	$350,000	$271,414	$201,116	$7,455	$1,321,254

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

6. Leases
The components of lease expense were as follows:

	Three Months Ended July 31,
	2025	2024
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$9,518	$8,339
Interest on lease liabilities	3,190	2,694
Operating lease cost	21,653	19,593
Variable lease cost	3,642	4,832
Total lease cost	$38,003	$35,458
Supplemental cash flow information related to leases was as follows:

	Three Months Ended July 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$20,876	$18,688
Operating cash flows from finance leases	3,190	2,694
Financing cash flows from finance leases	12,686	10,839
Right-of-use assets obtained in exchange for lease obligations
Operating leases	24,696	52,189
Finance leases	20,034	15,022
Other information related to leases was as follows:

	July 31, 2025	April 30, 2025
	(in thousands)
Finance leases included in property and equipment
Property and equipment	$375,954	$356,417
Accumulated depreciation	(115,312)	(106,103)
Property and equipment, net	$260,642	$250,314
Weighted-average remaining lease term (years)
Operating leases	7.6	7.2
Finance leases	4.2	4.2
Weighted-average discount rate
Operating leases	6.9%	6.9%
Finance leases	6.1%	6.1%

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Future minimum lease payments under non-cancellable leases as of July 31, 2025 were as follows:

	Finance	Operating
Year Ending April 30,	(in thousands)
2026 (remaining nine months)	$46,740	$55,408
2027	57,282	71,946
2028	48,690	61,665
2029	36,314	53,806
2030	24,656	42,775
Thereafter	14,873	164,752
Total lease payments	228,555	450,352
Less imputed interest	27,439	108,171
Total	$201,116	$342,181

7. Income Taxes

General. The Company’s effective income tax rate on continuing operations was 28.7% and 26.8% for the three months ended July 31, 2025 and 2024, respectively. The difference in the effective income tax rate over the U.S. federal statutory rate of 21.0% for the three months ended July 31, 2025 and 2024 was primarily due to the impact of state taxes and other permanent tax adjustments.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA contains numerous amendments to federal income tax provisions including the restoration of favorable tax treatment for certain business provisions, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and modifications to the international tax framework. There are multiple effective dates beginning in 2025 through 2027. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements, but does not expect the OBBBA to have a material impact on its estimated annual effective tax rate in fiscal 2026.
Valuation allowance. The Company had a valuation allowance of $11.9 million and $11.8 million against its deferred tax assets as of July 31, 2025 and April 30, 2025, respectively. To the extent the Company generates sufficient taxable income in the future to utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, the effective tax rate may decrease as the valuation allowance is reversed.
Uncertain tax positions. The Company had no uncertain tax positions as of July 31, 2025 or April 30, 2025.

8. Stockholders’ Equity
Share Repurchases
On December 2, 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $250.0 million of its outstanding common stock (such new repurchase program, the “2024 Repurchase Plan”). The 2024 Repurchase Plan replaced the Company’s previous share repurchase authorization. The Company may conduct repurchases under the 2024 Repurchase Plan through a variety of methods, which may include open market transactions, block trades, accelerated share repurchases, under trading plans in accordance with SEC Rule 10b5-1, in privately negotiated transactions or in any combination of such methods, in each case in compliance with Rule 10b-18 under the Exchange Act. The timing and amount of any purchases of our common stock are subject to a variety of factors, including, but not limited to, our liquidity, credit availability, general business and market conditions, stock price, our debt covenants and the availability of alternative investment opportunities. The 2024 Repurchase Program does not obligate the Company to acquire any amount of common stock, and it may be suspended or terminated at any time at the Company’s discretion. As of July 31, 2025, the Company had $179.2 million of remaining repurchase authorization under the 2024 Repurchase Plan.
Share repurchases in excess of issuances are subject to a 1% excise tax. The Company includes the applicable excise tax as part of the cost basis of the shares acquired and records the taxes as a liability in accrued expenses and other liabilities in the Consolidated Balance Sheet.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Shares repurchased pursuant to the Company’s share repurchase program are retired. The Company’s accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and charge any excess of cost over par value to additional paid-in capital. The following table presents share repurchase activity for the three months ended July 31, 2025:

	Three Months Ended July 31,
	2025	2024
	(in thousands)
Amount repurchased pursuant to repurchase program	$12,852	$46,168
Excise tax on repurchases	—	441
Repurchases of common stock	$12,852	$46,609

Number of shares repurchased	170	538
Accumulated Other Comprehensive Loss
The following table sets forth the changes to accumulated other comprehensive loss, net of tax, by component for the three months ended July 31, 2025:

	Foreign Currency Translation	Intra-Entity Transactions That Are of a Long-Term Investment Nature	Derivative Financial Instruments	Accumulated Other Comprehensive Loss
	(in thousands)
Balance as of April 30, 2025	$(35,426)	$(6,887)	$380	$(41,933)
Other comprehensive income (loss) before reclassification	(7,729)	(341)	842	(7,228)
Reclassification to earnings from accumulated other comprehensive loss	—	—	(186)	(186)
Balance as of July 31, 2025	$(43,155)	$(7,228)	$1,036	$(49,347)
Other comprehensive income before reclassification on derivative instruments for the three months ended July 31, 2025 is net of $0.3 million of tax. Reclassification to earnings from accumulated other comprehensive loss on derivative instruments for the three months ended July 31, 2025 is net of tax of $0.1 million. Other comprehensive loss before reclassification on intra-entity transactions that are of a long-term investment nature for the three months ended July 31, 2025 is net of tax of $0.1 million.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. Equity-Based Compensation
General

Equity-based compensation expense related to stock options and restricted stock units was $3.1 million and $3.1 million during the three months ended July 31, 2025 and 2024, respectively, and is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Stock Option Awards
The following table presents stock option activity for the three months ended July 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	(shares and dollars in thousands)
Outstanding as of April 30, 2025	957	$50.66	6.5	$24,379
Options exercised	(19)	41.47
Outstanding as of July 31, 2025	938	$50.85	6.3	$55,100
Exercisable as of July 31, 2025	651	$38.65	5.4	$46,206
Vested and Expected to vest as of July 31, 2025	929	$50.53	6.2	$54,923
The aggregate intrinsic value represents the excess of the Company’s closing stock price on the last trading day of the period over the weighted average exercise price, multiplied by the number of options outstanding, exercisable or expected to vest. Options expected to vest are unvested shares, net of expected forfeitures. The total intrinsic value of options exercised during the three months ended July 31, 2025 and 2024 was $0.8 million and $1.5 million, respectively. As of July 31, 2025, there was $4.6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Units
The following table presents restricted stock unit activity for the three months ended July 31, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Outstanding as of April 30, 2025	248	$77.09
Granted	12	73.28
Vested	(5)	21.90
Outstanding as of July 31, 2025	255	$77.96
The fair value of restricted stock units that vested during the three months ended July 31, 2025 and 2024 was $0.5 million. As of July 31, 2025, there was $6.9 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”), the terms of which allow for qualified employees to participate in the purchase of shares of the Company’s common stock at a price equal to 90% of the lower of the closing price at the beginning or end of the purchase period, which is a six-month period ending on December 31 and June 30 of each year. The

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Company recognized $0.6 million and $0.6 million of stock-based compensation expense related to the ESPP during the three months ended July 31, 2025 and 2024, respectively.
The following table presents the number of shares of the Company’s common stock purchased under the ESPP and average price per share:

	Three Months Ended July 31,
	2025	2024
	(shares in thousands)
Number of shares purchased under the ESPP	50	44
Average purchase price	$75.87	$72.20

10. Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests
The following table presents a summary of changes to the liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests:

	Stock Appreciation Rights	Deferred Compensation	Redeemable Noncontrolling Interests
	(in thousands)
Balance as of April 30, 2025	$33,249	$1,485	$7,374
Change in fair value	867	15	71
Balance as of July 31, 2025	$34,116	$1,500	$7,445

Classified as current as of April 30, 2025	$20,798	$1,485	$7,374
Classified as long-term as of April 30, 2025	12,451	—	—

Classified as current as of July 31, 2025	$22,210	$1,500	$7,445
Classified as long-term as of July 31, 2025	11,906	—	—
Total expense related to these instruments was $1.0 million and $0.7 million during the three months ended July 31, 2025 and 2024, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. Current and long-term liabilities for stock appreciation rights, deferred compensation and redeemable noncontrolling interests are included in other accrued expenses and current liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheets. See Note 13, “Stock Appreciation Rights, Deferred Compensation and Redeemable Noncontrolling Interests,” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2025 for more information regarding stock appreciation rights, deferred compensation and redeemable noncontrolling interests.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the estimated carrying amount and fair value of the Company’s assets and liabilities measured at fair value on a recurring basis:

	July 31, 2025	April 30, 2025
	(in thousands)
Assets:
Interest rate swaps and collars (Level 2)	$1,397	$527

Liabilities:
Contingent consideration (Level 3)	$28,539	$28,059
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
As of July 31, 2025, $0.3 million of the interest rate collar assets were classified in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet and $1.1 million were classified in other assets. The Company recognized gains of $0.2 million and $1.1 million during the three months ended July 31, 2025 and 2024, respectively, related to its interest rate swaps and collars. These amounts are included in interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income and within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows. As of July 31, 2025, the Company expects that approximately $0.3 million of pre-tax earnings will be reclassified from accumulated other comprehensive income (loss) into earnings during the next twelve months.
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
Contingent consideration. The Company entered into contingent consideration arrangements in connection with its acquisition of Yvon Building Supply, Inc., Yvon Insulation Corporation, Yvon Insulation Windsor, Laminated Glass Technologies, Inc., and Right Fit Foam Insulation Ltd. (collectively, “Yvon”) in which the Company will make additional payments to the sellers ranging from zero dollars to a maximum amount of $33.5 million ($46.0 million Canadian dollars) based on the purchase volumes of certain customers, that are payable in cash to the sellers over five years. The fair value of contingent consideration is determined using a Monte Carlo simulation which uses Level 3 unobservable inputs. The significant unobservable inputs used to calculate the fair value of the contingent consideration include estimated future cash flows, discount rates, and volatility of forecasted revenue. Actual results may differ from the projected results and could have a significant impact on the estimated fair value of the contingent consideration. Additionally, as the liability is stated at present value, the passage of time alone will increase the estimated fair value of the liability each reporting period. Changes in fair value are recorded in other income in the Condensed Consolidated Statements of Operations and Comprehensive Income.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following table presents the changes in the fair value of the Company’s Level 3 liabilities during the three months ended July 31, 2025:

Contingent Consideration
(in thousands)
Balance as of April 30, 2025	$28,059
Change in fair value	485
Translation adjustment	(5)
Balance as of July 31, 2025	$28,539
The contingent consideration is classified in the Condensed Consolidated Balance Sheet based on expected payment dates. As of July 31, 2025, $5.8 million of the contingent consideration liability was classified within other accrued expenses and current liabilities in the Condensed Consolidated Balance Sheet and $22.7 million was classified within other liabilities.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Disclosures are required for certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods after initial recognition. Such measurements of fair value relate primarily to assets and liabilities measured at fair value in connection with business combinations and long-lived asset impairments. For more information on business combinations, see Note 2, “Business Combinations.” During the three months ended July 31, 2025, the Company recorded $1.1 million for impairment of operating lease ROU assets. There were no other material long-lived asset impairments during the three months ended July 31, 2025 or 2024.
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

	July 31, 2025		April 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Senior Notes	$350,000	$350,875	$350,000	$330,012

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
In addition, the Company has received certain complaints and demand letters from stockholders pertaining to disclosures made by the Company in connection with the pending merger with The Home Depot. See Note 2, “Business Combinations,” for more information.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

13. Segments
During the three months ended July 31, 2025, the Company divided its Western operating segment into two operating segments, Northwest and West, which resulted in an increase (from nine to ten) in the number of geographic operating segments. The Company performed a goodwill impairment test immediately before and after the change in operating segments, which indicated the fair values of the Company’s reporting units exceeded their carrying values. The Company aggregates its operating segments into a single reportable segment based on similarities between the operating segments’ economic characteristics, nature of products sold, production process, type of customer and methods of distribution. There were no other changes to the Company’s reportable segments during the three months ended July 31, 2025. The CODM is not regularly provided and does not evaluate segments using total asset or capital expenditure information and it is therefore not disclosed. For more information regarding the Company’s reportable segments, see Note 16, “Segments,” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2025.
Segment Results
The following table presents segment results:

	Three Months Ended July 31,
	2025	2024
	(in thousands)
Geographic Divisions Segment
Net sales	$1,387,215	$1,416,818
Less expenses (income):
Cost of sales (exclusive of depreciation and amortization)	965,903	982,133
Operating expenses	290,455	294,833
Other income(a)	(1,303)	(2,047)
Segment Adjusted EBITDA	$132,160	$141,899
__________________________________________
(a)Includes customer finance charges, credit card surcharges and other miscellaneous income items.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

The following tables present reconciliations of net sales and segment Adjusted EBITDA:

	Three Months Ended July 31,
	2025	2024
	(in thousands)
Reconciliation of net sales
Segment net sales	$1,387,215	$1,416,818
Other net sales(a)	27,117	31,638
Consolidated net sales	$1,414,332	$1,448,456

Reconciliation of Adjusted EBITDA
Segment Adjusted EBITDA	$132,160	$141,899
Other Adjusted EBITDA(a)	3,329	3,982
Consolidated Adjusted EBITDA	135,489	145,881
Interest expense	(21,068)	(22,213)
Interest income	84	370
Depreciation	(21,290)	(19,228)
Amortization	(19,629)	(18,804)
Stock appreciation expense(b)	(867)	(243)
Redeemable noncontrolling interests and deferred compensation(c)	(86)	(422)
Equity-based compensation(d)	(3,744)	(3,678)
Severance and other permitted costs(e)	(1,185)	(956)
Transaction costs (acquisitions and other)(f)	(6,150)	(1,280)
Loss on disposal of assets(g)	(4)	(858)
Effects of fair value adjustments to inventory(h)	—	(375)
Change in fair value of contingent consideration(i)	(485)	—
Income before taxes	$61,065	$78,194
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
(f)Represents costs related to acquisitions paid to third parties, including costs for the pending merger with The Home Depot.
(g)Includes gains and losses from the sale and disposal of assets.
(h)Represents the non-cash cost of sales impact of acquisition accounting adjustments to increase inventory to its estimated fair value.
(i)Represents the change in fair value of contingent consideration arrangements.

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

Revenues by Product
The following table presents the Company’s net sales to external customers by main product lines:

	Three Months Ended July 31,
	2025	2024
	(in thousands)
Wallboard	$556,393	$587,929
Complementary products	440,457	443,513
Steel framing	196,553	209,858
Ceilings	220,929	207,156
Total net sales	$1,414,332	$1,448,456
The following table presents additional detail on the Company’s net sales of complementary products:

	Three Months Ended July 31,
	2025	2024
	(in thousands)
Tools and fasteners	$86,782	$91,169
Insulation	84,121	85,043
Joint treatment	74,979	75,289
Lumber	45,090	43,023
EIFS/stucco	53,957	50,952
Other	95,528	98,037
Complementary products	$440,457	$443,513
Geographic Information
The following table presents the Company’s net sales by major geographic area:

	Three Months Ended July 31,
	2025	2024
	(in thousands)
United States	$1,200,190	$1,258,905
Canada	214,142	189,551
Total net sales	$1,414,332	$1,448,456
The following table presents the Company’s property and equipment, net, by major geographic area:

	July 31, 2025	April 30, 2025
	(in thousands)
United States	$468,772	$459,608
Canada	62,275	64,400
Total property and equipment, net	$531,047	$524,008

GMS Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per share of common stock:

	Three Months Ended July 31,
	2025	2024
	(in thousands, except per share data)
Net income	$43,560	$57,248
Basic earnings per common share:
Basic weighted average common shares outstanding	38,064	39,542
Basic earnings per common share	$1.14	$1.45
Diluted earnings per common share:
Basic weighted average common shares outstanding	38,064	39,542
Add: Common Stock Equivalents	565	684
Diluted weighted average common shares outstanding	38,629	40,226
Diluted earnings per common share	$1.13	$1.42
For the three months ended July 31, 2025, 0.1 million Common Stock Equivalents were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. During the three months ended and July 31, 2024, the number of Common Stock Equivalents excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive was not material. Anti-dilutive securities could be dilutive in future periods.

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
Pending Merger with The Home Depot
On June 29, 2025, GMS Inc. (“we,” “our,” “us,” or the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Home Depot, Inc. (“Parent” or “The Home Depot”) and Gold Acquisition Sub, Inc., a wholly owned indirect subsidiary of Parent (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Parent agreed to cause Merger Sub to commence a tender offer (as it may be extended, amended or supplemented from time to time, the “Offer”), which commenced on July 14, 2025, to purchase any and all of the outstanding shares of common stock of the Company (the “Shares”), at a price of $110.00 per Share (the “Offer Price”), in cash, without interest and net of any required withholding of taxes. For additional information, see Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Overview
Founded in 1971, GMS, through its operating subsidiaries, operates a network of more than 320 distribution centers with extensive product offerings of wallboard, ceilings, steel framing and complementary construction products. We also operate nearly 100 tool sales, rental and service centers. Through these operations, we provide a comprehensive selection of building products and solutions for our residential and commercial contractor customer base across the United States and Canada. Our operating model combines the benefits of a national platform and strategy with a local go-to-market focus, enabling us to generate significant economies of scale while maintaining high levels of customer service.

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

Highlights

    Key highlights in our business during the three months ended July 31, 2025 are described below:

•Generated net sales of $1,414.3 million during the three months ended July 31, 2025, a 2.4% decrease from the prior year period, primarily due to softening market conditions and a challenging pricing environment in steel framing. These factors were partially offset by contributions from recent acquisitions and resilient pricing in wallboard, ceilings and certain complementary products.

•Generated net income of $43.6 million during the three months ended July 31, 2025, a 23.9% decrease compared to the prior year, primarily due to a decrease in gross margin, primarily due to weakening demand, negative price and cost dynamics in wallboard and steel framing, and lower rebates as compared with a year ago due to reduced volumes. Also contributing was $5.5 million of transaction costs related to the pending merger with The Home Depot. Net income as a percentage of sales was 3.1% and 4.0% during the three months ended July 31, 2025 and 2024, respectively.

•Generated Adjusted EBITDA (a non-GAAP measure, see “Non-GAAP Financial Measures” in this Item 2) of $135.5 million during the three months ended July 31, 2025, a 7.1% decrease compared to the prior year. Adjusted EBITDA, as a percentage of net sales, decreased to 9.6% for the three months ended July 31, 2025 compared to 10.1% for the three months ended July 31, 2024, primarily due to gross margin contraction.

•Completed one acquisition and opened one greenfield location, as further described below.

Recent Developments
Acquisitions
On June 2, 2025, we acquired The Lutz Company, a supplier of complementary products, including EIFS and related cladding supplies, operating from a single location in the Minneapolis, Minnesota metro area.
For more information regarding our acquisitions, see Note 2 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Greenfields
During the three months ended July 31, 2025, the Company opened a new greenfield location in Spring Hill, Tennessee. Subsequent to quarter end, we opened a new greenfield location in Athens, Alabama.

Results of Operations
The following table summarizes key components of our results of operations for the three months ended July 31, 2025 and 2024:

	Three Months Ended July 31,
	2025	2024
	(dollars in thousands)
Statement of operations data:
Net sales	$1,414,332	$1,448,456
Cost of sales (exclusive of depreciation and amortization shown separately below)	977,807	996,893
Gross profit	436,525	451,563
Operating expenses:
Selling, general and administrative expenses	314,379	315,152
Depreciation and amortization	40,919	38,032
Total operating expenses	355,298	353,184
Operating income	81,227	98,379
Other (expense) income:
Interest expense	(21,068)	(22,213)
Other income, net	906	2,028
Total other expense, net	(20,162)	(20,185)
Income before taxes	61,065	78,194
Provision for income taxes	17,505	20,946
Net income	$43,560	$57,248
Non-GAAP measures:
Adjusted EBITDA(1)	$135,489	$145,881
Adjusted EBITDA margin(1)(2)	9.6%	10.1%
___________________________________

(1)Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. See “—Non-GAAP Financial Measures—Adjusted EBITDA” for how we define and calculate Adjusted EBITDA and Adjusted EBITDA margin, reconciliations thereof to net income and a description of why we believe these measures are useful.

(2)Adjusted EBITDA margin is Adjusted EBITDA as a percentage of net sales.
Three Months Ended July 31, 2025 and 2024
Net Sales

	Three Months Ended July 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Wallboard	$556,393	$587,929	$(31,536)	(5.4)%
Complementary products	440,457	443,513	(3,056)	(0.7)%
Steel framing	196,553	209,858	(13,305)	(6.3)%
Ceilings	220,929	207,156	13,773	6.6%
Total net sales	$1,414,332	$1,448,456	$(34,124)	(2.4)%

The following table presents the impact of changes in volume and pricing on net sales of wallboard, steel framing and ceilings products on a per day basis during the three months ended July 31, 2025 compared to the prior year period:

	Volume	Price/Mix
Wallboard	(5.7)%	0.3%
Steel framing	(5.4)%	(0.9)%
Ceilings	(4.2)%	10.8%

The decrease in net sales during the three months ended July 31, 2025 compared to the prior year period was primarily due to softened demand across our end markets and price deflation in steel framing. These factors were partially offset by contributions from recent acquisitions and resilient pricing in wallboard, ceilings and certain complementary products. The decrease in net sales consisted of the following:
•a decrease in wallboard sales, which are impacted by both commercial and residential construction activity, primarily due to lower volume, partially offset by an increase in price/product mix;
•a decrease in steel framing sales, which are principally impacted by commercial construction activity, primarily due to lower volume and a decrease in price/product mix;
•a decrease in complementary products sales, which include insulation, joint treatment, tools (including automatic taping and finishing tools), lumber and various other specialty building products, primarily due to softened demand; and
•partially offset by an increase in ceilings sales, which are principally impacted by commercial construction activity, primarily due to an increase in price/product mix, partially offset by lower volume.
The following table breaks out our net sales into organic, or base business, net sales and recently acquired net sales for the three months ended July 31, 2025. When calculating organic sales growth, we exclude the net sales of acquired businesses until the first anniversary of the acquisition date. In addition, we exclude the impact of foreign currency translation in our calculation of organic net sales growth.

	Three Months Ended July 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Net sales	$1,414,332
Recently acquired net sales (1)	(37,376)
Impact of foreign currency (2)	717
Base business net sales (3)	$1,377,673	$1,448,456	$(70,783)	(4.9)%
___________________________________
(1)Represents net sales of branches acquired by us until the first anniversary of the acquisition date. For the three months ended July 31, 2025, net sales includes sales from the following acquisitions: Yvon Building Supply, Inc., Yvon Insulation Corporation, Yvon Insulation Windsor, Laminated Glass Technologies, Inc., and Right Fit Foam Insulation Ltd. (collectively, “Yvon”) acquired on July 2, 2024; R.S. Elliott Specialty Supply, Inc. acquired on August 26, 2024; and Lutz acquired on June 2, 2025.
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

Gross Profit and Gross Margin

	Three Months Ended July 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Gross profit	$436,525	$451,563	$(15,038)	(3.3)%
Gross margin	30.9%	31.2%
The decrease in gross profit during the three months ended July 31, 2025 compared to the prior year period was primarily due to gross margin contraction, partially offset by contributions from recent acquisitions. The decrease in gross margin on net sales for the three months ended July 31, 2025 compared to the prior year period was primarily due to lower vendor incentive income due to reduced volumes.
Selling, General and Administrative Expenses

	Three Months Ended July 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$314,379	$315,152	$(773)	(0.2)%
% of net sales	22.2%	21.8%
Selling, general and administrative expenses include employee compensation and benefits, rent and facility related expenses, fleet related expenses including fuel costs, advertising, and other administrative expenses, such as insurance, legal, accounting and information technology costs. The slight decrease in selling, general and administrative expenses during the three months ended July 31, 2025 compared to the prior year was primarily due to lower overall operating costs, reflective of realized savings from our initial cost reduction initiatives and reduced activity from changes in demand. Partially offsetting these decreases was approximately $6.5 million of incremental selling, general and administrative expenses from acquisitions and $5.5 million of transaction costs related to the pending merger with The Home Depot. The increase in selling, general and administrative expenses as a percentage of our net sales during the three months ended July 31, 2025 compared to the prior year period was primarily due to operating cost inflation and costs related to the pending merger with The Home Depot.
Depreciation and Amortization Expense

	Three Months Ended July 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Depreciation	$21,290	$19,228	$2,062	10.7%
Amortization	19,629	18,804	825	4.4%
Depreciation and amortization	$40,919	$38,032	$2,887	7.6%
Depreciation and amortization expense includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. The increase in depreciation expense during the three months ended July 31, 2025 compared to the prior year period was primarily due to incremental expense resulting from property and equipment obtained in acquisitions and capital expenditures over the past year. The increase in amortization expense during the three months ended July 31, 2025 was primarily due to incremental expense resulting from definite-lived intangible assets obtained in acquisitions over the past year, partially offset by the time-based progression of our use of the accelerated method of amortization for acquired customer relationships.

Interest Expense

	Three Months Ended July 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Interest expense	$21,068	$22,213	$(1,145)	(5.2)%
Interest expense consists primarily of interest expense incurred on our debt and finance leases and amortization of deferred financing fees and debt discounts. The decrease in interest expense during the three months ended July 31, 2025 compared to the prior year period was primarily due to a decrease in interest rates.
Income Taxes

	Three Months Ended July 31,		Change
	2025	2024	Dollar	Percent
	(dollars in thousands)
Provision for income taxes	$17,505	$20,946	$(3,441)	(16.4)%
Effective tax rate	28.7%	26.8%
The change in the effective income tax rate during the three months ended July 31, 2025 compared to the prior year period was primarily due to state taxes and other permanent tax adjustments.
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
As of July 31, 2025, we had available borrowing capacity of approximately $619.2 million under our ABL Facility. The ABL Facility is scheduled to mature on December 22, 2027. The ABL Facility contains a cross-default provision with the senior secured first lien term loan facility (the “Term Loan Facility”).
On July 25, 2025, we delivered a notice of conditional full redemption (together with notices of conditional full redemption, delivered on each of August 8, 2025 and August 25, 2025, the “Redemption Notice”) to the holders of our outstanding senior unsecured notes due May 2029 (the “Senior Notes”). Pursuant to the Redemption Notice and the terms of the related indenture, we will redeem all $350.0 million aggregate principal amount of outstanding Senior Notes (the “Redemption”), at a redemption price of 101.156% of the principal amount of the Senior Notes outstanding, plus accrued and unpaid interest. The Redemption is conditioned upon the consummation of the transactions contemplated in the Merger Agreement.
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

Cash Flows
A summary of our operating, investing and financing activities is shown in the following table:

	Three Months Ended July 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(30,944)	$(22,939)
Cash used in investing activities	(8,623)	(126,219)
Cash provided by financing activities	23,907	35,290
Effect of exchange rates on cash and cash equivalents	(8)	892
Decrease in cash and cash equivalents	$(15,668)	$(112,976)
Operating Activities
The increase in cash used in operating activities during the three months ended July 31, 2025 compared to the prior year period was primarily due to a decrease in net income and increase in cash used for working capital.
Investing Activities
The decrease in cash used in investing activities during the three months ended July 31, 2025 compared to the prior year period was primarily due to a $117.0 million decrease in cash used for acquisitions.
Capital expenditures during the three months ended July 31, 2025 primarily consisted of the purchase of delivery and warehouse equipment, building and leasehold improvements, and IT-related spending. Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions.
Financing Activities
The decrease in cash provided by financing activities during the three months ended July 31, 2025 compared to the prior year period was primarily due to net borrowings of $46.1 million under our ABL Facility during the three months ended July 31, 2025, compared to net repayments of $90.2 million during the prior year period. Also contributing to the change was a $1.8 million increase in payments for principal on long-term debt and finance leases. Partially offsetting these was a $33.8 million decrease in repurchases of common stock during the three months ended July 31, 2025 compared to the prior year period.
Share Repurchase Program
On December 2, 2024, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase up to $250.0 million of its outstanding common stock (such new repurchase program, the “2024 Repurchase Plan”). The 2024 Repurchase Plan replaces the Company’s previous share repurchase authorization of $250.0 million, which commenced in October 2023. See Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information regarding the 2024 Repurchase Plan.
We repurchased approximately 0.2 million shares of our common stock for $12.9 million pursuant to our repurchase plans during the three months ended July 31, 2025. As of July 31, 2025, we had $179.2 million of remaining purchase authorization under the 2024 Repurchase Plan.
Debt Covenants
The ABL Facility, the Term Loan Facility and the indenture governing the Senior Notes contain a number of covenants that limit our ability and the ability of our restricted subsidiaries, as described in the respective credit agreement and the indenture, to incur more indebtedness; pay dividends, redeem or repurchase stock or make other distributions; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens securing indebtedness; transfer or sell assets; merge or consolidate; enter into certain transactions with our affiliates; and prepay or amend the terms of certain indebtedness. Such covenants are subject to several important exceptions and qualifications set forth in the ABL Facility, the Term Loan Facility and the indenture governing the Senior Notes. We were in compliance with all such covenants as of July 31, 2025.
Contractual Obligations
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, other than those made in the ordinary course of business.
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

Critical Accounting Estimates

During the three months ended July 31, 2025, there were no material changes to our critical accounting estimates or our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025.

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

The following is a reconciliation of our net income to Adjusted EBITDA and Adjusted EBITDA margin:

	Three Months Ended July 31,
	2025	2024
	(in thousands)
Net income	$43,560	$57,248
Interest expense	21,068	22,213
Interest income	(84)	(370)
Provision for income taxes	17,505	20,946
Depreciation expense	21,290	19,228
Amortization expense	19,629	18,804
Stock appreciation rights(a)	867	243
Redeemable noncontrolling interests and deferred compensation(b)	86	422
Equity-based compensation(c)	3,744	3,678
Severance and other permitted costs(d)	1,185	956
Transaction costs (acquisitions and other)(e)	6,150	1,280
Loss on disposal of assets(f)	4	858
Effects of fair value adjustments to inventory(g)	—	375
Change in fair value of contingent consideration(h)	485	—
Adjusted EBITDA	$135,489	$145,881

Net sales	$1,414,332	$1,448,456
Adjusted EBITDA Margin	9.6%	10.1%
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
(e)Represents costs related to acquisitions paid to third parties, including costs for the pending merger with The Home Depot.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of July 31, 2025, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025.
Risks Related to the Pending Merger
The pending Merger subjects us to a number of risks and uncertainties, including, but not limited to, the following:
•The Merger may not be completed on the anticipated terms or timeline, or at all. The closing of the Merger is subject to the satisfaction of various conditions, including the tender of a majority of the outstanding shares of common stock and receipt of required antitrust approvals. There can be no assurance that these conditions will be satisfied or that the Merger will be completed within the expected timeframe or at all. If the Merger is not completed, we may experience significant disruptions, including loss of key personnel, negative impacts on business relationships, and increased costs.
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions. The business uncertainties and contractual restrictions in effect while the Merger is pending may adversely affect our relationships with customers, suppliers, and other business partners. We may experience reduced customer confidence, or changes in supplier terms. We may also be subject to restrictions on its business activities due to contractual restrictions under the terms of the Merger Agreement, which could impact the ability to pursue certain business opportunities or respond to changing market conditions.
•In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us. In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with GMS following the completion of the Merger. The loss of officers or employees could adversely affect our business, results of operations, and financial condition. Such adverse effects could also be increased by a delay in the completion of the Merger for any reason. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations.

•Litigation related to the Merger could result in significant costs and delay or prevent completion of the Merger. We currently are, and may be in the future, subject to lawsuits or other legal proceedings related to the Merger, which could result in significant costs, divert management’s attention, and delay or prevent the completion of the Merger. Regardless of the outcome of any current or future litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger or termination of the Merger Agreement. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and channel partners, and other business partners, or otherwise harm our operations and financial performance.
•If the Merger is not completed, GMS’ stock price may decline and we may be adversely affected. The market price of GMS’ common stock may reflect a market assumption that the Merger will be completed. If the Merger is not completed, the price of GMS’ common stock could decline significantly, and we may be subject to additional risks, including loss of key personnel, negative impacts on business relationships, and increased difficulty in attracting and retaining employees and business partners. In addition, a failed transaction may result in negative publicity and a negative impression of us among our suppliers, customers or in the investment community or business community generally.
•Our stockholders will not benefit from future growth opportunities as stockholders of GMS if the Merger is completed. If the Merger is completed, stockholders will receive cash for their shares of common stock and will no longer have the opportunity to participate in any future growth or potential appreciation in the value of GMS.
•We may incur significant costs and expenses related to the Merger. We have incurred, and expect to continue to incur, significant costs in connection with the Merger, including legal, financial advisory, accounting, and other transaction-related expenses, regardless of whether the Merger is completed.
•We may be required to pay a termination fee under certain circumstances. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee, which could have a material adverse effect on our financial condition and results of operations. The Merger Agreement contains certain customary termination rights in favor of each of GMS and The Home Depot, including among others GMS’ right, subject to certain limitations, to terminate the Merger Agreement in certain circumstances to accept a Superior Proposal (as defined in the Merger Agreement), and The Home Depot’s right to terminate the Merger Agreement if the Board changes its recommendation that GMS’ stockholders tender their shares of common stock in the Offer. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay The Home Depot a termination fee of $147.5 million.
For additional information regarding the pending Merger, see Note 2 in the Notes to the Condensed Consolidated Financial Statements and GMS’ other filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The number of shares repurchased and the average price paid per share for each month in the three months ended July 31, 2025 were as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
				(in thousands)
May 1 through May 31	105,951	$74.81	105,951	$184,114
June 1 through June 30	63,849	77.14	63,849	179,188
July 1 through July 31	—		—	179,188
Total	169,800		169,800
___________________________________
(1)Share repurchases in excess of issuances are subject to a 1% excise tax. All dollar amounts presented above exclude such excise taxes.
(2)On December 2, 2024, our Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $250.0 million of its outstanding stock. See Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the three months ended July 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of the SEC’s Regulation S-K.

Item 6. Exhibits
(a)Exhibits. The following exhibits are filed as part of this report:

Exhibit No.		Exhibit Description
2.1
Agreement and Plan of Merger, dated as of June 29, 2025, by and among The Home Depot, Inc., Gold Acquisition Sub, Inc., and the Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 30, 2025).

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

GMS INC.

Date: August 28, 2025	By:	/s/ Scott M. Deakin
Scott M. Deakin
Chief Financial Officer
(Principal Financial Officer)